Form 10-Q
period 2005-06-30
NNN 2003 VALUE FUND LLC
filed 2005-08-24
CIK 1260429

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(714) 667-8252 (Registrant’s telephone number, including area code)
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 22, 2005, there were 10,000 units of NNN 2003 Value Fund, LLC outstanding.

EXPLANATORY NOTE
      In preparing the Form 10-Q for the quarter ended June 30, 2005 management became aware that approximately $2,137,000 of issued checks were erroneously misclassified as accounts payable as of December 31, 2004. Management determined that these checks should have been classified as cash and, as a result, will be restating cash and accounts payable balances on the consolidated balance sheet as of December 31, 2004, and will restate the consolidated statement of cash flows for the year ended December 31, 2004 and the quarter ended March 31, 2005 as a result of this change.
      Cash and cash equivalents and accounts payable and accrued liabilities as of December 31, 2004 in the condensed consolidated balance sheet included in this Form 10-Q have been adjusted to reflect this change from amounts previously reported. We will be filing an amendment to our registration statement on Form 10, which includes financial data for the year ended December 31, 2004 and for the quarter ended March 31, 2005 to reflect these changes.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying June 30, 2005 and 2004 interim financial statements of NNN 2003 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Registration Statement on Form 10, as amended, or our Form 10, filed with the Securities and Exchange Commission, or the SEC.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004 (Unaudited)

		December 31,
		2004
	June 30,	(As Restated,
	2005	See Note 15)

ASSETS
Real estate investments:
Operating properties, net	$12,760,000	$6,525,000
Properties held for sale, net	11,115,000	30,209,000
Investments in unconsolidated real estate	11,295,000	11,482,000

	35,170,000	48,216,000
Cash and cash equivalents	9,061,000	9,896,000
Investment in marketable securities	1,058,000	—
Accounts receivable, net	437,000	498,000
Accounts receivable from related parties	200,000	180,000
Restricted cash	111,000	325,000
Identified intangible assets, net	3,021,000	1,523,000
Other assets, net	255,000	149,000
Other assets — properties held for sale	1,635,000	6,547,000
Notes receivable	2,300,000	—

Total assets	$53,248,000	$67,334,000

LIABILITIES, MINORITY INTERESTS AND MEMBERS’ EQUITY
Mortgage loans payable	$5,500,000	$4,500,000
Mortgage loans payable secured by properties held for sale	4,000,000	19,125,000
Accounts payable and accrued liabilities	1,615,000	1,711,000
Accounts payable due to related parties	2,000	233,000
Other liabilities — properties held for sale	47,000	591,000
Security deposits and prepaid rent	152,000	104,000

	11,316,000	26,264,000
Minority interests	2,223,000	2,397,000
Minority interests — properties held for sale	1,491,000	1,571,000

	3,714,000	3,968,000
Commitments and contingencies (Note 12):
Members’ equity	38,228,000	37,102,000
Accumulated other comprehensive loss	(10,000)	—

Total members’ equity	38,218,000	37,102,000

Total liabilities and members’ equity	$53,248,000	$67,334,000

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Rental income	$393,000	$157,000	$756,000	$285,000

Expenses:
Rental expenses	415,000	270,000	737,000	528,000
General and administrative	210,000	116,000	267,000	197,000
Depreciation and amortization	153,000	94,000	289,000	165,000

	778,000	480,000	1,293,000	890,000
Loss before other income (expense) and discontinued operations	(385,000)	(323,000)	(537,000)	(605,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(224,000)	(140,000)	(444,000)	(277,000)
Interest and dividend income	87,000	—	118,000	—
Gain on sale of marketable securities	84,000	—	84,000	—
Equity in loss of unconsolidated real estate	(273,000)	(163,000)	(114,000)	(331,000)
Minority interests	76,000	37,000	28,000	77,000

Loss from continuing operations	(635,000)	(589,000)	(865,000)	(1,136,000)
Discontinued operations:
Gain on sale on real estate	3,022,000	—	3,411,000	—
Income (loss) from discontinued operations	117,000	(10,000)	328,000	(10,000)

	3,139,000	(10,000)	3,739,000	(10,000)

Net income (loss)	$2,504,000	$(599,000)	$2,874,000	$(1,146,000)

Comprehensive income (loss):
Net income (loss)	$2,504,000	$(599,000)	$2,874,000	$(1,146,000)
Unrealized loss on marketable securities	(10,000)	—	(10,000)	—

Comprehensive income (loss)	$2,494,000	$(599,000)	$2,864,000	$(1,146,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$(63.50)	$(136.06)	$(86.50)	$(335.20)
Discontinued operations — basic and diluted	313.90	(2.31)	373.90	(2.95)

Net income (loss) per unit — basic and diluted	$250.40	$(138.37)	$287.40	$(338.15)

Weighted average number of units outstanding — basic and diluted	10,000	4,329	10,000	3,389

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Six Months Ended June 30, 2005 (Unaudited)

	Number of
	Units	Total

BALANCE — December 31, 2004	10,000	$37,102,000
Distributions	—	(1,748,000)
Net income	—	2,874,000
Unrealized loss on marketable securities	—	(10,000)

Comprehensive income	—	2,864,000

BALANCE — June 30, 2005	10,000	$38,218,000

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Six Months Ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,874,000	$(1,146,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate	(3,411,000)	—
Gain on sale of marketable securities	(84,000)	—
Depreciation and amortization (including deferred financing costs and above market leases)	1,546,000	456,000
Distributions received in excess of equity in loss on unconsolidated real estate	724,000	713,000
Minority interests	15,000	(80,000)
Provision for doubtful accounts	16,000	—
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	137,000	(962,000)
Other assets	(480,000)	105,000
Accounts payable and accrued liabilities, including payables to related parties	(808,000)	2,056,000
Prepaid rent	(465,000)	17,000

Net cash provided by operating activities	64,000	1,159,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(8,028,000)	(8,279,000)
Acquisition of investments in unconsolidated real estate	(650,000)	(10,355,000)
Proceeds from sale of real estate operating properties	25,341,000	—
Capital expenditures	(442,000)	(152,000)
Purchase of marketable securities	(5,440,000)	—
Proceeds from sale of marketable securities	4,456,000	—
Restricted cash	182,000	204,000
Real estate deposits	—	(125,000)

Net cash provided by (used in) investing activities	15,419,000	(18,707,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgages payable and other debt	5,564,000	4,000,000
Principal repayments on mortgages payable and other debt	(19,689,000)	—
Minority interests contributions	—	2,150,000
Minority interests distributions	(269,000)	(86,000)
Payment of deferred financing costs	(176,000)	—
Distributions	(1,748,000)	(499,000)
Issuance of member units, net of offering costs	—	15,357,000

Net cash (used in) provided by financing activities	(16,318,000)	20,922,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(835,000)	3,374,000
CASH AND CASH EQUIVALENTS — beginning of period	9,896,000	2,625,000

CASH AND CASH EQUIVALENTS — end of period	$9,061,000	$5,999,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$747,000	$347,000

NONCASH INVESTING ACTIVITIES
Accrual for tenant improvements and capital expenditures	$471,000	$—

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties and investments in unconsolidated real estate:
Increase (decrease) in investment operating properties	$(13,399,000)	$6,156,000

Increase (decrease) in intangible assets less intangible liabilities of acquisitions and dispositions	$(2,475,000)	$2,093,000

Restricted cash	$(32,000)	$—

Other assets	$(317,000)	$30,000

Accrued expenses and security deposits	$21,000	$—

Minority interests contributions	$—	$1,775,000

Notes receivable	$2,300,000	$—

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
      NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company. The use of the words “we”, “us” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries. We were organized on June 19, 2003 for the purpose of purchasing, owning, operating and subsequently selling all or a portion of a number of unspecified properties with a higher than average potential for capital appreciation, or value added, from unaffiliated sellers in accordance with our Private Placement Memorandum dated July 11, 2003, as amended, or the Private Placement Memorandum. At the time of our formation, we expected to own our interests in the properties we acquire for three to five years from the date of acquisition of each asset. Our principal objectives at the time of our formation were to: (i) have the potential within three to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our members from cash generated from operations.
      As of June 30, 2005, we owned four consolidated office properties and interests in four unconsolidated office properties.
      We are externally managed by Triple Net Properties, LLC, a Virginia limited liability company, or our Manager, which is responsible for managing our day-to-day operations and assets pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. Our Manager is 36% owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. In addition, Triple Net Properties Realty, Inc., a California corporation, or Realty, an affiliate of our Manager, which is 88% owned by Anthony W. Thompson, serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Basis of Presentation
      The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of earnings (loss) from these joint ventures and companies is included in consolidated net income (loss).

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10, as filed with the SEC.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash
      Restricted cash is comprised of impound reserve accounts for property taxes, insurance and tenant improvements.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $16,000 and $59,000 at June 30, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in members’ equity. If the decline is believed to be other than temporary, the equity security is written-down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to a write-down in value for the three and six months ended June 30, 2005 and 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values that are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, for one year.

Minority Interests
      Minority interests relate to the interests in the consolidated entities that are not owned by us.

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the three and six months ended June 30, 2005 and 2004.

Properties Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classify operating properties as properties held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on our future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes. As of June 30, 2005, we did not have any derivative financial instruments at any of our consolidated properties.

Revenue Recognition
      In accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.
      As of June 30, 2005, we have interests in four consolidated properties located in the states of Texas and Nevada. Accordingly, we have a geographic concentration of risk subject to fluctuations in each state’s economy.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square	Expiration
Tenant	Base Rent(*)	Base Rent	Property	Footage	Date

Administaff Services, LP	$1,012,000	35.8%	Interwood	52,000	09/30/14
Westwood College of Technology	$763,000	27.0%	Executive Center I	44,000	01/31/13
Lipar Group Development	$325,000	11.5%	Southwood Tower	20,000	02/28/08

*	Annualized rental income based on contractual base rent from leases in effect at June 30, 2005.
      As of June 30, 2004, two of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2004 Annual	2004 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Internal Revenue Service (GSA)	$2,913,000	79.7%	Oakey Building	84,000	05/31/05
Westwood College of Technology	$539,000	14.8%	Executive Center I	33,000	01/31/13

*	Annualized rental income based on contractual base rent from leases in effect at June 30, 2004.
      With respect to the IRS lease at the Oakey Building, the tenant exercised its 30-day early opt-out provision and terminated its lease on April 30, 2005. The IRS occupied 84,000 square feet, or 85.7%, of the GLA of the 98,000 square feet at the Oakey Building property. Our Manager was able to lease the entire 98,000 square foot building to one tenant beginning August 1, 2005. The new lease is for a six-year term beginning August 1, 2005, and has staggered occupancy and rent commencement dates. The lease will be fully operational beginning January 1, 2007. Due to the staggered occupancy and commencement of rent of the new lease, we expect our 2005 rental income will be reduced by approximately $1,500,000.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our members on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Comprehensive Income (Loss)
      We report comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (Loss). This statement defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from unit holders’ transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Our only comprehensive income (loss) items were net income (loss) and the unrealized change in fair value of marketable securities.

Per Unit Data
      We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing the net income (loss) by the

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
weighted average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of June 30, 2005 and December 31, 2004.
      Net income (loss) per unit is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Loss from continuing operations	$(635,000)	$(589,000)	$(865,000)	$(1,136,000)
Income (loss) from discontinued operations	3,139,000	(10,000)	3,739,000	(10,000)

Net income (loss)	$2,504,000	$(599,000)	$2,874,000	$(1,146,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$(63.50)	$(136.06)	$(86.50)	$(335.20)
Discontinued operations — basic and diluted	313.90	(2.31)	373.90	(2.95)

Net income (loss) per unit — basic and diluted	$250.40	$(138.37)	$287.40	$(338.15)

Weighted average number of units outstanding — basic and diluted	10,000	4,329	10,000	3,389

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our condensed consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions. We believe the adoption of the provisions of EITF 04-05 will not have a material impact on our financial position or results of operations.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

3.	Real Estate Investments

Consolidated Properties
      Our investment in our consolidated properties consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Buildings and tenant improvements	$10,196,000	$4,517,000
Land	2,922,000	2,190,000

	13,118,000	6,707,000
Less: accumulated depreciation	(358,000)	(182,000)

	$12,760,000	$6,525,000

      Depreciation expense was $92,000 and $23,000 for the three months ended June 30, 2005 and 2004, respectively, and $176,000 and $68,000 for the six months ended June 30, 2005 and 2004, respectively.

2005 Acquisition of Consolidated Property

Interwood — Houston, Texas
      On January 26, 2005, we purchased a 100% interest in the Interwood property, an 80,000 square foot, two-story office building located in Houston, Texas. The property was purchased from an unaffiliated third party for a purchase price of $8,000,000. We financed the property with a two-year $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle, which bears interest at one-month LIBOR plus 300 basis points. Realty was paid a sales commission of $250,000, or 3.1% of the purchase price, of which 75% was passed through to our Manager pursuant to the agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

2005 Dispositions of Consolidated Properties

Financial Plaza — Omaha, Nebraska
      On April 13, 2005, we sold our wholly-owned property, Financial Plaza, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,125,000 due to American Express Certificate Company. We also received a note receivable for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of $3,022,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Satellite Place — Atlanta, Georgia
      On February 24, 2005, we sold our wholly-owned property, Satellite Place, located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of $389,000. Realty did not receive a disposition fee upon the sale of the property.

Investments in Unconsolidated Real Estate
      As of June 30, 2005, our investments in unconsolidated real estate consist of our investments in membership interests in limited liability companies, or LLCs, that own a TIC interest in a property. On February 8, 2005, and March 31, 2005, our Manager listed for sale the 801 K Street and Enterprise Technology Center properties, respectively. We had the following investments in unconsolidated real estate at June 30, 2005 and December 31, 2004:

		Percentage	June 30,	December 31,
Description	Location	Owned	2005	2004

801 K Street	Sacramento, CA	18.3%	$5,008,000	$5,103,000
Emerald Plaza	San Diego, CA	4.6%	1,393,000	1,529,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	2,669,000	2,808,000
Executive Center II & III	Dallas, TX	38.1%	2,225,000	2,042,000

Total			$11,295,000	$11,482,000

      Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	June 30,	December 31,
	2005	2004

Balance Sheet Data:
Assets (primarily real estate)	$257,446,000	$260,296,000

Mortgage loans payable	$160,356,000	$160,771,000
Other liabilities	11,607,000	10,603,000
Equity	85,483,000	88,922,000

Total liabilities and equity	$257,446,000	$260,296,000

Our share of equity	$11,295,000	$11,482,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$8,161,000	$5,334,000	$16,382,000	$6,604,000
Rental and other expenses	8,634,000	3,915,000	17,469,000	5,524,000

Net income (loss)	$(473,000)	$1,419,000	$(1,087,000)	$1,080,000

Our equity in loss	$(273,000)	$(163,000)	$(114,000)	$(331,000)

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective May 1, 2005, our Manager suspended distributions at Emerald Plaza, of which we own 4.6%.
      Effective May 1, 2005, our Manager suspended distributions at Executive Center II & III, of which we own 38.1%.

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2005
Equity securities	$1,068,000	$6,000	$16,000	$1,058,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $84,000 and $0 for the three months ended June 30, 2005 and 2004, respectively, and $84,000 and $0 for the six months ended June 30, 2005 and 2004, respectively.

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	June 30,	December 31,
	2005	2004

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $376,000 and $176,000 at June 30, 2005 and December 31, 2004, respectively (with a weighted average life of 88 months)	$3,021,000	$1,523,000

      Amortization expense was $111,000 and $26,000 for the three months ended June 30, 2005 and 2004, respectively, and $200,000 and $52,000 for the six months ended June 30, 2005 and 2004, respectively.

6.	Other Assets
      Other assets consisted of the following:

	June 30,	December 31,
	2005	2004

Deferred rent receivable	$73,000	$38,000
Deferred financing costs, net of accumulated amortization of $203,000 and $109,000 at June 30, 2005 and December 31, 2004, respectively	99,000	34,000
Lease commissions, net of accumulated amortization of $3,000 and $0 at June 30, 2005 and December 31, 2004	74,000	77,000
Prepaid expenses, deposits and other	9,000	—

Total other assets	$255,000	$149,000

7.	Notes Receivable
      On April 13, 2005 we received a note for $2,300,000 from the purchaser of Financial Plaza. The note bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Mortgage Loans Payable
      On November 5, 2004, we extended the term of our first mortgage from Vestin Mortgage, Inc. in the amount of $4,500,000 on the Executive Center I property for a fee of $34,000. As of June 30, 2005, we paid off the loan, which bore interest at a fixed rate of 10.5% per annum.
      On January 26, 2005, we borrowed $5,500,000 from LaSalle in connection with the acquisition of the Interwood property. The first mortgage bears interest at one-month LIBOR plus 300 basis points and matures on January 26, 2007. We are required to make interest-only payments. The interest rate at June 30, 2005 was 6.1% per annum.
      On February 24, 2005, we sold Satellite Place and paid off the first mortgage note with LaSalle of $11,000,000, plus accrued interest.
      On March 31, 2005, the mortgage on the Oakey Building was extended, for a fee of $40,000, until October 1, 2005 and the terms modified. The terms under the extension call for a monthly payment of $27,000 at an interest rate of 8.0% per annum. In addition, on May 3, 2005, a rate lock deposit of $10,000 was paid to LaSalle by our Manager for the purpose of refinancing the existing loan with a balance of $4,000,000 and providing $5,500,000 for a construction and tenant improvement financing loan and $700,000 for operating requirements for the property. The loan terms provide for an option of LaSalle’s prime rate or up to three months LIBOR plus 2.0% per annum.
      On April 13, 2005, we sold Financial Plaza. In connection with the sale, the buyer assumed the first mortgage note of $4,125,000 due to American Express Certificate Company.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of June 30, 2005, we were in compliance with all such requirements.

9.	Minority Interests
      Minority interests relate to the interests in the following consolidated limited liability company or limited partnership entities that are not wholly owned by us:

		Minority
	Date	Interests
Entity	Acquired	(Unaffiliated)

NNN Executive Center II & III, LP	08/01/03	23.2%
NNN Oakey Building 2003, LLC	04/02/04	14.8%
NNN 801 K Street, LLC	03/31/04	15.0%
NNN Enterprise Way, LLC	05/07/04	26.7%

10.	Members’ Equity
      Pursuant to the Private Placement Memorandum, we offered for sale a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the closing of the offering. As discussed in the Private Placement Memorandum, we used the net offering proceeds from the sale of units primarily to acquire ownership interests in Executive Center II & III and a number of unspecified real estate properties. We financed these property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.
      There are three classes of units with different rights with respect to distributions. As of June 30, 2005 and December 31, 2004, 4,000 Class A units were issued, with aggregate gross proceeds of $20,000,000.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2005 and December 31, 2004, 3,200 Class B units were issued with aggregate gross proceeds of $16,000,000. As of June 30, 2005 and December 31, 2004, 2,800 Class C units were issued with aggregate gross proceeds of $14,000,000. The rights and obligations of all members are governed by the Operating Agreement.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all members pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10%, 9% and 8% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8% return on their Class C units and Class B unit holders do not receive more than a 9% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all members on a per outstanding unit basis and further distributed to the members and our Manager based on predetermined ratios providing our Manager with a share of 15%, 20% and 25% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations.
      Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; second, pro rata to all members in accordance with their membership interests until all capital contributions are reduced to zero; and third, in accordance with the distributions as outlined above in the Cash from Operations.
      During the six months ended June 30, 2005 and 2004, distributions of $176 and $176 per unit were declared, aggregating approximately $1,748,000 and $499,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
      In connection with the sale of units, we paid $0 and $6,880,000 of costs related to the issuance and distribution of units in the periods ended June 30, 2005 and December 31, 2004, respectively. Such amounts include a total of $0, and $4,099,000 in the periods ended June 30, 2005 and December 31, 2004, respectively, paid to NNN Capital Corp., the dealer manager of our offering, which was wholly owned during the offering period by Anthony W. Thompson, our Manager’s chairman and chief executive officer. These costs are comprised of selling commissions and marketing and due diligence expenses. The dealer manager reallowed all of the commissions and some of the marketing and due diligence expenses to participating broker dealers. In addition, $0 and $2,781,000 was paid to our Manager for offering expenses in the periods ended June 30, 2005 and December 31, 2004, respectively.

11.	Related Party Transactions

Offering Expenses
      We paid offering expenses to the dealer manager of $0 and $1,458,000 for the three months ended June 30, 2005 and 2004, respectively, and of $0 and $1,552,000 for the six months ended June 30, 2005 and 2004, respectively. We paid our Manager $0 and $736,000 for the three months ended June 30, 2005 and 2004, respectively, and $0 and $924,000 for the six months ended June 30, 2005 and 2004, respectively, for reimbursements for legal, accounting and other expenses of the offering.

Real Estate Commissions
      Realty received real estate sales commissions in connection with the purchase of our consolidated properties in the amount of $0 and $237,000 for the three months ended June 30, 2005 and 2004, respectively, and $820,000 and $237,000 for the six months ended June 30, 2005 and 2004, respectively. 75% of these commissions were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Disposition Fee
      We paid Realty $475,000 and $475,000 for real estate disposition fees in connection with our real estate dispositions for the three and six months ended June 30, 2005, respectively, of which 75% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the three and six months ended June 30, 2004.

Property Management Fees
      We pay Realty a property management fee equal to up to 6% of the gross receipts revenue from our properties. We incurred management fees from our consolidated properties of $67,000 and $37,000 for the three months ended June 30, 2005 and 2004, respectively, and $180,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewals. For the three and six months ended June 30, 2005, we paid lease commissions to Realty of $15,000 and $67,000, respectively, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any lease commissions to Realty during the three and six months ended June 30, 2004.

Construction Fees
      We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5% of any amount up to $25,000, 4% of any amount over $25,000 but less than $50,000, and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the three and six months ended June 30, 2005, $0 and $4,000, respectively, was paid to Realty for construction fees, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any construction fees to Realty during the three and six months ended June 30, 2004.

Loan Fees
      We pay Realty a loan fee for its services in obtaining all loans obtained by it for our properties during the term of the Property Management agreement of 1% of the principal amount. For the three and six months ended June 30, 2005 and 2004, we did not incur or pay any loan fees.

Acquisition Fees
      We pay our Manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period of 4% of the funds raised in the Private Placement. We did not incur or pay any acquisition fees for the three and six months ended June 30, 2005. We incurred acquisition fees of $440,000 and $711,000, for the three and six months ended June 30, 2004 respectively.

Related Party Accounts Receivable/Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or agreed to be absorbed by our Manager as discussed below.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt Due to Related Parties
      Our properties may obtain financing through our Manager and Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. As of June 30, 2005, the following notes were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at June 30, 2005. The notes bear different interest rates as noted below and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion	Interest Rate
Property/Issue Date	Loan	of Debt	(per Annum)

Emerald Plaza:
02/07/05	$232,000	$11,000	8%
03/04/05	232,000	11,000	8%
04/06/05	279,000	13,000	8%
801 K Street:
04/11/05	317,000	58,000	8%
Executive Center II & III:
06/09/05	1,000,000	381,000	8%

Total	$2,060,000	$474,000

12.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. Our Manager’s board of managers, or the Board of Managers, is considering alternatives to address the errors in the prior performance tables, accordingly, management cannot determine the effect on the financial statements.

Litigation
      Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other
      Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $160,356,000 and $160,771,000 at June 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,296,000 and $19,366,000 at June 30, 2005 and December 31, 2004, respectively.

			NNN 2003		NNN 2003
		Mortgage Debt	Value Fund,	Mortgage Debt	Value Fund,
	Ownership	Balance as of	LLC’s Portion	Balance as of	LLC’s Portion
Property	Percentage	June 30, 2005	of Debt	December 31, 2004	of Debt

801 K Street	18.3%	$41,350,000	$7,557,000	$41,350,000	$7,557,000
Emerald Plaza	4.6%	68,500,000	3,117,000	68,500,000	3,117,000
Enterprise Technology Center	8.5%	35,880,000	3,051,000	36,177,000	3,076,000
Executive Center II & III	38.1%	14,626,000	5,571,000	14,744,000	5,616,000

		$160,356,000	$19,296,000	$160,771,000	$19,366,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of June 30, 2005, the Emerald Plaza property, of which we own a 4.6% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At June 30, 2005, the outstanding balance on the mortgage was $68,500,000 and was secured by the real property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Manager was unable to renew a tenant lease for 35,000 square feet, or 10%, of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the payments made to the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account. As of June 30, 2005, all debt service obligations have been satisfied.
      As of June 30, 2005, the 801 K Street property, of which we own an 18.3% interest, was not in compliance with certain covenants under the loan agreement with HSH Nordbank AG which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At June 30, 2005, the outstanding balance on the mortgage was $41,350,000 and was secured by the real property, including related intangible assets, with a carrying basis of $64,476,000. In accordance with the provisions of the loan agreement, the property will be subject to a lockbox whereby all funds received will be deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the payments made to the lockbox, the property will be entitled to receive budgeted operating expenses. All excess funds will be deposited into a reserve account. As of June 30, 2005, all debt service obligations have been satisfied.
      On August 1, 2005, the mortgage with LaSalle at the Executive Center II & III property matured. At June 30, 2005, the outstanding balance on the mortgage was $14,626,000. We are currently in negotiations with LaSalle regarding the refinancing of this property.

13.	Discontinued Operations — Properties Held for Sale
      Properties held for sale totaled $11,115,000 and $30,209,000 at June 30, 2005 and December 31, 2004, respectively. Properties held for sale include the following:

•	Oakey Building, which was acquired on April 2, 2004, was listed for sale on June 8, 2005;

•	Southwood Tower, which was acquired on October 27, 2004, was listed for sale on June 1, 2005;

•	Financial Plaza, which was acquired on October 29, 2004, was sold on April 13, 2005; and

•	Satellite Place, which was acquired on November 29, 2004, was sold on February 24, 2005.
      In accordance with SFAS No. 144, the net income (loss) and the gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. The

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Rental income	$894,000	$522,000	$2,422,000	$522,000
Rental expenses	(384,000)	(181,000)	(1,039,000)	(181,000)
Depreciation and amortization	(265,000)	(233,000)	(701,000)	(233,000)

Income before other expense	245,000	108,000	682,000	108,000
Interest expense	(86,000)	(121,000)	(312,000)	(121,000)
Minority interests	(42,000)	3,000	(42,000)	3,000

Income (loss) from discontinued operations — properties held for sale, net	117,000	(10,000)	328,000	(10,000)
Gain on sale of real estate	3,022,000	—	3,411,000	—

Discontinued operations	$3,139,000	$(10,000)	$3,739,000	$(10,000)

      A summary of the properties held for sale balance sheet information is as follows:

	June 30,	December 31,
	2005	2004

Operating properties, net of accumulated amortization of $277,000 and $214,000 at June 30, 2005 and December 31, 2004, respectively	$11,115,000	$30,209,000
Intangible assets, net of accumulated amortization of $209,000 and $1,564,000 at June 30, 2005 and December 31, 2004, respectively	$845,000	$5,944,000
Total assets	$14,952,000	$41,206,000
Mortgage loans payable	$4,000,000	$19,125,000
Total liabilities	$5,859,000	$20,505,000
Total equity	$9,093,000	$20,701,000

14.	Business Combinations
      During the six months ended June 30, 2005, we completed the acquisition of one consolidated property, thereby adding a total of 80,000 square feet of GLA to our property portfolio. The purchase price of the property was $8,000,000, of which $5,500,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we allocated and recorded $1,698,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. In addition, we disposed of two consolidated properties during the six months ended June 30, 2005 as discussed in Note 3.
      During the six months ended June 30, 2004, we completed the acquisition of one consolidated property, thereby adding a total of 95,000 square feet of GLA to our property portfolio. The purchase price of the property was $8,137,000, of which $4,000,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price of these properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we allocated and recorded $462,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases.
      During the year ended December 31, 2004, we completed the acquisition of two wholly-owned properties and a 75.4% interest in an LLC that owns one property adding a total of 41,000 square feet of GLA to our consolidated property portfolio. We also acquired interests in three LLCs: an 85.0% interest in NNN 801K, LLC, which owns a 21.5% interest in a property; a 73.3% interest in NNN Enterprise Way, LLC, which owns an 11.6% interest in a property; and a 22.2% interest NNN Emerald Plaza, LLC, which owns a 20.5% interest in a property. The properties are equity basis investments for these LLCs. The LLCs, with the exception of NNN Emerald Plaza, LLC, are consolidated for financial reporting purposes; NNN Emerald Plaza, LLC is accounted for under the equity method of accounting. The aggregate purchase price of our consolidated property acquisitions was $37,558,000, of which $19,125,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $4,676,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases.
      Assuming all of the 2005 and 2004 acquisitions and dispositions had occurred on January 1, 2004, pro forma revenues, net loss and net loss per diluted unit would have been $832,000, $(731,000) and $(73.10), respectively, for the six months ended June 30, 2005; $3,639,000, $(1,251,000) and $(369.14), respectively, for the six months ended June 30, 2004; $4,009,000, ($2,226,000) and $(361.48), respectively, for the year ended December 31, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15.	Restatement
      Subsequent to the issuance of the Company’s quarterly consolidated financial statements for the three months ended March 31, 2005, management became aware that approximately $2,137,000 of issued checks were erroneously misclassified as accounts payable as of December 31, 2004. Management determined that these checks should have been classified as cash and, as a result, has restated “Cash and cash equivalents,” and “Accounts payable and accrued liabilities” on the consolidated balance sheet as of December 31, 2004, and has reflected the restated amount of “Cash and cash equivalents” as of December 31, 2004 as of the beginning of the six months ended June 30, 2005 within the condensed consolidated statement of cash flows.
      A summary of the significant effects of the restatement are as follows:

	As of December 31, 2004

	As previously reported	As restated

Cash and cash equivalents	$12,033,000	$9,896,000
Total assets	$69,471,000	$67,334,000

Accounts payable and accrued liabilities	$3,848,000	$1,711,000
Total liabilities	$28,401,000	$26,264,000

Total liabilities and members’ equity	$69,471,000	$67,334,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subsequent Events
      On July 1, 2005, our Manager entered into a purchase agreement on our behalf to purchase a 50% TIC interest in five office buildings at Woodside Corporate Park, or the Woodside property, totaling 193,000 square feet of GLA and 3.5 acres of vacant land from an unaffiliated third party. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The total purchase price for the Woodside property will be $23,600,000. The property will be financed with a mortgage loan in the amount of $21,000,000. The purchase price includes a sales commission payable to Realty of $600,000, or 2.5% of the purchase price, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement. We expect to close this transaction in the third quarter of 2005.
      The other 50% TIC interest in the Property will be purchased by NNN Opportunity Fund VIII, LLC, or Opportunity Fund VIII. We are affiliated with Opportunity Fund VIII in that our Manager serves as the Manager for both entities. In addition, the other eight buildings in Woodside Corporate Park will be sold through affiliates of our Manager and will be managed by our Manager. The close of our purchase is contingent upon the simultaneous close of all buildings in the complex.
      Effective July 1, 2005, distributions to investors in the Oakey Building, of which we own 75%, were suspended through the earlier of the end of 2005 or the sale of the property.
      On July 26, 2005, the Board of Managers appointed Kelly J. Caskey as our chief financial officer.
      On August 4, 2005, our Manager entered into a contract to sell the 801 K Street property, of which we own 18.3%, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds will be approximately $6,138,000 after closing costs and other transaction expenses. The sale will result in us recording a gain of approximately $1,700,000. A property disposition fee of $2,550,000, or 3.2% of the total sales price, will be paid to Realty, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $555,000, or 0.7% of the total sales price, will be paid to unaffiliated brokers. The sale of the 801 K Street property is expected to close in the third quarter of 2005.
      On August 19, 2005, our Manager entered into a purchase agreement on our behalf to purchase 450 Regency Parkway from an unaffiliated third party. Regency Parkway is an office building totaling 91,000 square feet of GLA located in Omaha, Nebraska. The total purchase price for the Regency Parkway property will be $10,328,000. Realty will be paid a sales commission of $302,000, or 2.9% of the purchase price, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement. We expect to close this transaction in the fourth quarter of 2005. We made a deposit of $100,000 related to this potential acquisition. Under certain circumstances, this deposit may be nonrefundable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2005 and December 31, 2004, together with our results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas; accounting principles generally accepted in the United States of America, or GAAP; policies and guidelines applicable to us; our ongoing relationship with our Manager (as defined below); and litigation, including, without limitation, the Securities and Exchange Commission, or the SEC, investigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We are a Delaware limited liability company which was formed on June 19, 2003 to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties with a higher than average potential for capital appreciation, or value added properties. At the time of formation, our principal objectives were to: (1) have the potential within three to five years, subject to market conditions, to realize income on the sale of our properties; (2) realize income through the acquisition, operation and sale of our properties or our interests in our properties; and (3) make monthly distributions to the members from cash generated from operations.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager which is 88% owned by Anthony W. Thompson, serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
Business Strategy
      Our primary business strategy is to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Critical Accounting Policies
      The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and property held for sale. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Unaudited Interim Statements
      The condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Properties Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 24, 2005, we sold Satellite Place, on April 13, 2005, we sold Financial Plaza, on June 1, 2005, the Southwood Tower property was listed for sale and on June 8, 2005, the Oakey Building was listed for sale. As a result of such sales and listings for sale, we reclassified amounts related to Satellite Place, Financial Plaza, Southwood Tower and Oakey Building in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Satellite Place, Financial Plaza, Southwood Tower and Oakey Building have been excluded from our results from continuing operations for all periods presented herein. The financial results for Satellite Place, Financial Plaza, Southwood Tower and Oakey Building are presented in our condensed consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale,” “Mortgage loans payable secured by properties held for sale,” “Other liabilities — properties held for sale” and “Minority Interests — properties held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment
      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	a significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We did not record any impairment losses for the three and six months ended June 30, 2005 and 2004.

Purchase Price Allocation
      In accordance with SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
Factors Which May Influence Results of Operations

Rental Income
      The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
      As of June 30, 2005, our consolidated properties were 34.5% leased to 28 tenants. 0.7% of the leased gross leaseable area, or GLA, expires during the remainder of 2005. As discussed below, we have executed a new lease with a new tenant beginning August 1, 2005 at the Oakey Building to occupy the entire 98,000 square feet of GLA that is currently vacant. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that approximately 100.0% of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.
      On April 30, 2005, our tenant, the IRS, which occupied 84,000 square feet of GLA, or 85.7%, of the Oakey Building, exercised its 30-day early opt out provision and terminated its lease. Our Manager has been able to lease the entire 98,000 square feet of GLA at the Oakey Building to one tenant beginning August 1, 2005. However, the lease is for a six-year term with staggered occupancy and rent commencement dates as follows: beginning August 2005, 406 square feet will be occupied and leased; beginning October 2005, 13,745 square feet of GLA will be occupied and leased; beginning August 2006, 62,820 square feet of GLA will be occupied and leased; and the entire 98,000 square feet of GLA will be occupied and leased beginning January 2007. Due to the staggered occupancy and commencement of rent of the new lease, we expect our 2005 rental income will be reduced by approximately $1,500,000. In connection with the new lease, we will incur $2,400,000 for tenant improvements.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations due to our relatively small size. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our unit holders.
      In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential for sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs, and any failure to comply could result in fees, fines, penalties or administrative remedies against us.

Expenses
      Our expenses could increase due to the costs incurred in order to comply with the requirements of being a public company, among other things.
2005 Acquisitions
      We acquired the following consolidated property during 2005:
      Interwood — Houston, Texas
      On January 26, 2005, we purchased a 100% interest in the Interwood property, an 80,000 square foot, two-story office building located in Houston, Texas, which is 65% occupied. The property was purchased from an unaffiliated third party for a purchase price of $8,000,000. We financed the property with a two-year $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle, which bears interest at one-month LIBOR plus 300 basis points. Realty was paid a sales commission of $250,000, or 3.1%, of the purchase price, of which 75% was passed through to our Manager pursuant to the agreement between our Manager and Realty, or the Realty-Triple Net Agreement.
2005 Dispositions
      We sold the following consolidated properties during 2005:

Financial Plaza — Omaha, Nebraska
      On April 13, 2005, we sold our wholly-owned property, Financial Plaza, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,125,000 due to American Express Certificate Company. We also received a note receivable for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only and principal payments. Our net proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of $3,022,000. We paid Realty a disposition fee of $475,000, or 5.0% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty — Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On February 24, 2005, we sold our wholly-owned property, Satellite Place, located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, the Board of Managers engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle Bank National Association, or LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of $389,000. Realty did not receive a disposition fee upon the sale of the property.
Results of Operations
      Operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because of the significant property acquisitions and dispositions during the six months ended June 30, 2005 and the year ended December 31, 2004, the comparability of financial data from period to period is limited.

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended				Six Months Ended

	June 30,	June 30,		Percent	June 30,	June 30,		Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Revenues:
Rental income	$393,000	$157,000	$236,000	150.32%	$756,000	$285,000	$471,000	165.26%

Expenses:
Rental expenses	415,000	270,000	145,000	53.70	737,000	528,000	209,000	39.58
General and administrative	210,000	116,000	94,000	81.03	267,000	197,000	70,000	35.53
Depreciation and amortization	153,000	94,000	59,000	62.77	289,000	165,000	124,000	75.15

	778,000	480,000	298,000	62.08	1,293,000	890,000	403,000	45.28

Loss before other income (expense) and discontinued operations	(385,000)	(323,000)	(62,000)	19.20	(537,000)	(605,000)	68,000	(11.24)
Other (expense) income:
Interest (including amortization of deferred financing costs)	(224,000)	(140,000)	(84,000)	60.00	(444,000)	(277,000)	(167,000)	60.29
Interest and dividend income	87,000	—	87,000	—	118,000	—	118,000	—
Gain on sale of marketable securities	84,000	—	84,000	—	84,000	—	84,000	—
Equity in loss of unconsolidated real estate	(273,000)	(163,000)	(110,000)	67.48	(114,000)	(331,000)	217,000	(65.56)
Minority interests	76,000	37,000	39,000	105.41	28,000	77,000	(49,000)	(63.64)

Loss from continuing operations	(635,000)	(589,000)	(46,000)	7.81	(865,000)	(1,136,000)	271,000	(23.86)
Discontinued operations:
Gain on sale of real estate	3,022,000	—	3,022,000	—	3,411,000	—	3,411,000	—
Income (loss) from discontinued operations	117,000	(10,000)	127,000	(1,270.00)	328,000	(10,000)	338,000	(3,380.00)

	3,139,000	(10,000)	3,149,000	(31,490.00)	3,739,000	(10,000)	3,749,000	(37,490.00)

Net income (loss)	$2,504,000	$(599,000)	$3,103,000	(518.03)%	$2,874,000	$(1,146,000)	$4,020,000	(350.79)%

      Rental income increased $236,000, or 150.32%, to $393,000 and $471,000, or 165.26%, to $756,000 during the three and six months ended June 30, 2005, respectively, compared to the same period of the prior year. The increases were primarily attributable to the acquisition of Interwood on January 26, 2005.
      Rental expenses increased $145,000, or 53.70%, to $415,000 and $209,000, or 39.58%, to $737,000 during the three and six months ended June 30, 2005, respectively, compared to the same period of the prior year. The increases were primarily attributable to the acquisition of Interwood on January 26, 2005. Rental expenses include, but are not limited to, property tax, utilities, property management and other costs associated with the building operations of the properties.
      General and administrative expenses consist primarily of third-party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses increased $94,000, or 81.03%, to $210,000 and $70,000, or 35.53%, to $267,000 during the three and six months ended June 30, 2005, respectively, compared to the same period of the prior year. $8,000, or 8.51%, and $9,000, or 13%, of the increase for the three and six months ended June 30, 2005, respectively was primarily attributable to the acquisition of Interwood on January 26, 2005. $86,000, or 91.49%, and $59,000, or 84.29%, of the increases for the three and six months ended June 30, 2005, respectively, were attributable to increases in accounting and legal fees in 2005 due to increased costs of public company filings.
      Depreciation and amortization expense increased $59,000, or 62.77%, to $153,000 and $124,000, or 75.15%, to $289,000 during the three and six months ended June 30, 2005, respectively, compared to the same period of the prior year. The increases were primarily attributable to the acquisition of Interwood on January 26, 2005.
      Interest expense increased $84,000, or 60.00%, to $224,000 and $167,000, or 60.29%, to $444,000 during the three and six months ended June 30, 2005, respectively, compared to the same period of the prior year. $99,000, or 117.86%, and $166,000, or 99.40%, of the increase for the three and six months ended June 30, 2005 and 2004, respectively, was primarily attributable to the acquisition of Interwood on January 26, 2005. The increase was offset by a decrease in interest expense of $24,000, or 28.57%, and $16,000, or 9.58%, for the three and six months ended June 30, 2005 as a result of the pay-off of the Executive Center I mortgage loan in the second quarter of 2005.
      Interest and dividend income was $87,000 and $118,000 for the three and six months ended June 30, 2005, respectively. $46,000, or 52.87%, and $76,000, or 64.40%, of the increase during the three and six months ended June 30, 2005, respectively, were primarily attributable to the interest income earned in interest bearing cash accounts in the current year as a result of higher cash balances in the current year. $40,000, or 45.98%, and $42,000, or 35.59%, of the increase during the three and six months ended June 30, 2005, respectively, was primarily attributable to the interest and dividend income earned on our investment in marketable equity securities.
      Equity in loss of unconsolidated real estate increased by $110,000, or 67.48%, to a loss of $273,000 and decreased by $217,000, or 65.56%, to loss of $114,000 during the three and six months ended June 30, 2005, respectively, compared to the same period of the prior year. The decrease during the six months ended June 30, 2005 was due primarily to the decrease in depreciation and amortization expense as 801 K Street and Enterprise Technology Center were listed for sale on February 8, 2005 and March 31, 2005, respectively, and in accordance with SFAS 144, did not record depreciation after they were listed for sale.
      Income from discontinued operations was $117,000 and $328,000 for the three and six months ended June 30, 2005, respectively, and is comprised of the net operating results of the Oakey Building, Southwood Tower, Financial Plaza and Satellite Place properties. Satellite Place and Financial Plaza were sold on February 24, 2005 and April 13, 2005 respectively. The Southwood Tower and Oakey Building properties were listed for sale on June 1, 2005 and June 8, 2005, respectively.
      Gain on sale of real estate was $3,022,000 and $3,411,000 for the three and six months ended June 30, 2005, respectively, and is comprised of the gain on sale of Satellite Place and Financial Plaza which were sold on February 24, 2005 and April 13, 2005, respectively.
      As a result of the above items, net income for the three and six months ended June 30, 2005, respectively, were $2,504,000, or $250.40 per basic and diluted unit, and $2,874,000, or $287.40 per basic and diluted unit, compared with net loss of $(599,000), or $(138.37) per basic and diluted unit, and $(1,146,000), or $(338.15) per basic and diluted unit for the three and six months ended June 30, 2004, respectively.
Liquidity and Capital Resources

Cash Flows

Six Months Ended June 30, 2005 and 2004
      Cash flows provided by operating activities decreased by $1,095,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease was primarily due to the gain on sale of real estate of $3,411,000 and decreases in accounts payable and accrued liabilities offset by increased net income and increases in depreciation and amortization relating to the assets acquired since June 30, 2004.
      Cash flows provided by investing activities were $15,419,000 for the six months ended June 30, 2005. The source of cash was primarily from the sale of Satellite Place and Financial Plaza on February 24, 2005 and April 13, 2005, respectively, offset by the purchase of Interwood on January 26, 2005 and the purchase of marketable securities. Cash flows used in investing activities were $18,707,000 for the six months ended June 30, 2004 and were primarily used in the acquisition of 801K Street, Oakey Building, Enterprise Technology Center and Emerald Plaza.
      Cash flows used in financing activities were $16,318,000 for the six months ended June 30, 2005. The decrease of $37,240,000 during 2005 compared to 2004 was primarily due to the pay-off of the mortgage loan associated with the sale of Satellite Place and Financial Plaza along with the pay-off of the mortgage loan for Executive Center I in the second quarter of 2005 and the issuance of units during 2004 offset by the borrowings associated with the acquisition of Interwood. In addition, cash distributions paid to unit holders in 2005 were $1,748,000 compared to $499,000 in 2004.
      As a result of the above, cash and cash equivalents decreased $835,000 for the six months ended June 30, 2005 to $9,061,000.

Capital Resources

General
      Our primary sources of capital are our real estate operations, ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. We may also obtain debt financing from third parties, including, without limitation, Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson, the chairman and chief executive officer of our Manager. The terms of any debt financing received from Cunningham are not negotiated on an arms length basis and under the terms of the Operating Agreement, we may pay interest on our borrowings at a rate of up to 12% per annum.
      Our primary uses of cash are to fund distributions to our unit holders, to fund capital investment in the existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in the existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We currently anticipate that we will require $1,752,000 to fund our distributions for the remainder of 2005, which we intend to fund from cash from operations. In the event we cannot make the distributions from operations, we may use one of the following: short-term debt; long-term debt; and proceeds from the sale of one or more of our properties. Currently, we do not have a cash shortfall. We presently anticipate that we will require up to approximately $5,025,000 for the remainder of 2005 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. We intend to incur debt to provide funds to the extent the reserves on deposit with the lender of $111,000 as of June 30, 2005, are not sufficient or cannot be used for these expenditures. We are in the process of obtaining a construction and tenant improvement financing loan of $5,500,000 with LaSalle to fund the tenant improvements at the Oakey Building. We currently anticipate that we will incur approximately $4,000,000 in debt service obligations, which we expect to refinance the existing property.
      On February 8, 2005, our Manager listed for sale the 801 K Street property in Sacramento, California, of which we own 18.3%.
      On March 31, 2005, our Manager listed for sale the Enterprise Technology Center property in Scotts Valley, California, of which we own 8.5%.
      On May 26, 2005, our Manager listed for sale the Oakey Building in Las Vegas, Nevada, of which we own 75%.
      On June 1, 2005, our Manager listed for sale the Southwood Tower property, in Houston, Texas of which we own 100%.
Other Liquidity Needs
      Our distribution rate, at 7.0% per annum, has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. We currently have short-term debt financing arrangements with one or more third parties, including Cunningham. There are currently no limits or restrictions on the use of proceeds under such short-term debt financing arrangements including Cunningham, which would prohibit us from making the proceeds available for distribution. We have additional unleveraged equity from our consolidated properties against which we can borrow. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such reduction of net cash provided by operating activities is realized and our Manager continues to declare distributions for the unit holders at current levels, we may have a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. To the extent any distributions are made to the unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to the unit holders for federal income tax purposes.
      Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the rent for Trailblazer Health Enterprise, LLC, a tenant in our unconsolidated property, Executive Center II & III, of which we own a 38.1% interest, from $16.00 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was extended from December 2006 to December 2015. In addition, Trailblazer exercised its expansion option and will begin leasing an additional floor of 22,866 square feet of GLA beginning October 1, 2005. This expansion will increase the overall combined occupancy in Executive Center II & III from 76.8% to 82.8%. For the six months ended June 30, 2005, income was reduced by $560,000 due to the reduction in rent per square foot. As of June 30, 2005, Trailblazer Health Enterprises occupied 49.5% of the GLA of Executive Center II & III.
      Our tenant, the IRS, which occupies 84,000 square feet of GLA, or 85.7%, of the Oakey Building, exercised its 30-day early opt-out provision and terminated its lease on April 30, 2005. Our Manager has been able to lease the entire 98,000 square feet of GLA at the Oakey Building to one tenant beginning August 1, 2005. However, the lease is for a six-year term with staggered occupancy and rent commencement dates and will not be fully operational until January 1, 2007. Due to the staggered occupancy and commencement of rent of the new lease, we expect our 2005 rental income will be reduced by approximately $1,500,000.
      Effective July 1, 2005, our Manager suspended distributions at the Oakey Building through the earlier of the end of 2005 or the sale of the property.
      Effective May 1, 2005, our Manager suspended distributions at Emerald Plaza, of which we own 4.6%.
      Effective May 1, 2005, our Manager suspended distributions at Executive Center II & III, of which we own 38.1%.

Sale of Unregistered Securities
      We sold 10,000 units to 785 investors in a private placement offering, or Private Placement, which began on July 11, 2003 and ended on October 14, 2004. NNN Capital Corp., which was solely owned during the offering period by Anthony W. Thompson, the chairman and chief executive officer of our Manager, served as the dealer manager of the Private Placement. The aggregate offering price for the units sold was $50,000,000, the aggregate fees paid to NNN Capital Corp. in connection with the Private Placement were $5,149,000 and additional offering costs of $3,177,000. Certain of the fees paid to NNN Capital Corp. were reallowed to participating broker dealers. We received net proceeds from the sale of the units of $41,674,000.

Financing
      Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $9,500,000 and $23,625,000 at June 30, 2005 and December 31, 2004, respectively. Mortgages payable as a percentage of total capitalization decreased to 18.5% at June 30, 2005 from 36.5% at December 31, 2004. The decrease of $14,125,000 during the six months ended June 30, 2005 compared to December 31, 2004 was primarily due to the pay-off of the mortgage loans payable of $15,110,000 associated with sale of Satellite Place and Financial Plaza on February 24, 2005 and April 13, 2005, respectively, and the pay-off of the mortgage loan payable of $4,500,000 on Executive Center I on June 30, 2005, offset by the borrowings of $5,500,000 associated with the acquisition of Interwood on January 26, 2005.
      At June 30, 2005 and December 31, 2004, $5,500,000, or 57.9%, and $15,125,000, or 64.0%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates.
      On March 31, 2005, the mortgage on the Oakey Building was extended, for a fee of $40,000, until October 1, 2005 and the terms modified. The terms under the extension call for a monthly payment of $27,000 at an interest rate of 8.0% per annum. In addition, on May 3, 2005, a rate lock deposit of $10,000 was paid to LaSalle by our Manager for the purpose of refinancing the existing loan with a balance of $4,000,000 and providing $5,500,000 for a construction and tenant improvement financing loan and $700,000 for operating requirements for the property. The loan terms provide for an option of LaSalle’s prime rate or up to three months LIBOR plus 2.0% per annum.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $160,356,000 and $160,771,000 at June 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,296,000 and $19,366,000 at June 30, 2005 and December 31, 2004, respectively.

			NNN 2003		NNN 2003
		Mortgage Debt	Value Fund,	Mortgage Debt	Value Fund,
	Ownership	Balance as of	LLC’s Portion	Balance as of	LLC’s Portion
Property	Percentage	June 30, 2005	of Debt	December 31, 2004	of Debt

801 K Street	18.3%	$41,350,000	$7,557,000	$41,350,000	$7,557,000
Emerald Plaza	4.6%	68,500,000	3,117,000	68,500,000	3,117,000
Enterprise Technology Center	8.5%	35,880,000	3,051,000	36,177,000	3,076,000
Executive Center II & III	38.1%	14,626,000	5,571,000	14,744,000	5,616,000

		$160,356,000	$19,296,000	$160,771,000	$19,366,000

      As of June 30, 2005, the Emerald Plaza property, of which we own a 4.6% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At June 30, 2005, the outstanding balance on the mortgage was $68,500,000 and was secured by the real property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Manager was unable to renew a tenant lease for 35,000 square feet, or 10%, of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the payments made to the lockbox, the property is entitled to receive budgeted operating expenses. All excess funds are deposited into a reserve account. As of June 30, 2005, all debt service obligations have been satisfied.
      As of June 30, 2005, the 801 K Street property, of which we own 18.3%, was not in compliance with certain covenants under the loan agreement with HSH Nordbank AG which, if not cured or waived, could result in the lender exercising its remedies under the loan agreement. At June 30, 2005, the outstanding balance on the mortgage was $41,350,000 and was secured by the real property, including related intangible assets, with a carrying basis of $64,476,000. In accordance with the provisions of the loan agreement, the property will be subject to a lockbox whereby all funds received will be deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the payments made to the lockbox, the property will be entitled to receive budgeted operating expenses. All excess funds will be deposited into a reserve account. As of June 30, 2005, all debt service obligations have been satisfied.
      On August 1, 2005, the mortgage with LaSalle at the Executive Center II & III property matured. At June 30, 2005, the outstanding balance on the mortgage was $14,626,000. We are currently in discussion with LaSalle regarding the refinancing of this property.

Insurance

Property Damage, Business Interruption, Earthquake and Terrorism
      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of our properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$200 million annual aggregate loss limit, subject to a $10,000 per occurrence deductible
Earthquake (all states)	$10 million annual aggregate loss sublimit subject to a 5% ($100,000 minimum) per occurrence deductible
Earthquake (California properties only)	$90 million in excess of $10 million annual aggregate loss limit
Flood — named storm	$10 million annual aggregate loss sublimit subject to a 5% ($100,000 minimum) per occurrence deductible
Flood — 100 year flood zone	$10 million annual aggregate loss sublimit subject to a 5% ($1,000,000 minimum) per occurrence deductible
Flood — all other	$10 million annual aggregate loss sublimit subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible
Acts of terrorism	$100 million aggregate loss limit subject to a $10,000 per occurrence deductible
General liability	$2 million annual aggregate limit of liability and a $1 million each occurrence limit of liability, including terrorism
Umbrella (excess liability)	$100 million annual aggregate limit of liability, including terrorism
Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of June 30, 2005 and December 31, 2004, some of our properties were subject to existing mortgages which had an aggregate principal amount outstanding of $9,500,000 and $23,625,000, respectively, which consisted of $4,000,000, or 42.1%, and $8,500,000, or 36.0%, allocable to fixed rate debt at a weighted-average interest rate of 8.0% per annum and 10.3% per annum as of June 30, 2005 and December 31, 2004, respectively. Of the total debt, $5,500,000, or 57.9%, and $15,125,000, or 64.0%, as of June 30, 2005 and December 31, 2004, respectively, was variable rate debt at a weighted-average interest rate of 6.1% per annum and 4.9% per annum as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the weighted-average interest rate on our outstanding mortgages was 6.9% per annum and 6.8% per annum, respectively.
Contractual Obligations
      The following table provides information with respect to the maturities, scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt at June 30, 2005. The table does not reflect available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$4,000,000	$—	$—	$—	$4,000,000
Interest payments — fixed rate debt	107,000	—	—	—	107,000
Principal payments — variable rate debt	—	5,500,000	—	—	5,500,000
Interest payments — variable rate debt (rate as of June 30, 2005)	171,000	400,000	—	—	571,000

Total	$4,278,000	$5,900,000	$—	$—	$10,178,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our Units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager has now determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis.

In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The Board of Managers is considering alternatives to address the errors in the prior performance tables, accordingly, management cannot determine the effect on the financial statements.
Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      On July 1, 2005, our Manager entered into a purchase agreement on our behalf to purchase a 50% TIC interest in five office buildings at Woodside Corporate Park, or the Woodside property, totaling 193,000 square feet of GLA and 3.5 acres of vacant land from an unaffiliated third party. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The total purchase price for the Woodside property will be $23,600,000. The property will be financed with a mortgage loan in the amount of $21,000,000. The purchase price includes a sales commission payable to Realty of $600,000, or 2.5% of the purchase price, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement. We expect to close this transaction in the third quarter of 2005.
      The other 50% TIC interest in the property will be purchased by NNN Opportunity Fund VIII, LLC, or Opportunity Fund VIII. We are affiliated with Opportunity Fund VIII in that our Manager serves as the Manager for both entities. In addition, the other eight buildings in Woodside Corporate Park will be sold through affiliates of our Manager and will be managed by our Manager. The close of our purchase is contingent upon the simultaneous close of all buildings in the complex.
      Effective July 1, 2005, distributions to investors in the Oakey Building, of which we own 75%, were suspended through the earlier of the end of 2005 or the sale of the property.
      On July 26, 2005, the Board of Managers appointed Kelly J. Caskey as our chief financial officer.
      On August 4, 2005, our Manager entered into a contract to sell the 801 K Street property, of which we own 18.3%, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds will be approximately $6,138,000 after closing costs and other transaction expenses. The sale will result in us recording a gain of approximately $1,700,000. A property disposition fee of $2,550,000, or 3.2% of the total sales price, will be paid to Realty, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $555,000, or 0.7%, of the total sales price will be paid to unaffiliated brokers. The sale of the 801 K Street property is expected to close in the third quarter of 2005.
      On August 19, 2005, our Manager entered into a purchase agreement on our behalf to purchase 450 Regency Parkway from an unaffiliated third party. Regency Parkway is an office building totaling 91,000 square feet of GLA located in Omaha, Nebraska. The total purchase price for the Regency Parkway property will be $10,328,000. Realty will be paid a sales commission of $302,000, or 2.9% of the purchase price, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net

Agreement. We expect to close this transaction in the fourth quarter of 2005. We made a deposit of $100,000 related to this potential acquisition. Under certain circumstances, this deposit may be nonrefundable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2005, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt — principal payments	$4,000,000	$—	$—	$—	$—	$—	$4,000,000
Average interest rate on maturing debt	8.00%	—	—	—	—	—	8.00%
Variable rate debt — principal payments	$—	$—	$5,500,000	$—	$—	$—	$5,500,000
Average interest rate on maturing debt	—	—	6.11%	—	—	—	6.11%
      The weighted-average interest rate of our mortgage debt as of June 30, 2005 was 6.91% per annum. At June 30, 2005, our mortgage debt consisted of $4,000,000, or 42%, of the total debt at a fixed interest rate of 8.00% per annum and $5,500,000, or 58%, of the total debt at a variable interest rate of 6.11% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $28,000 or less than 8.2%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to us, including our Manager’s principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      During the period covered by this Quarterly Report, we continued an evaluation or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) under the supervision and with the participation of our principal financial officer and our Manager, including our Manager’s chief executive officer, chief financial officer, and third-party consultants, together with the Board of Managers, which is acting in the capacity of our audit committee.

      In connection with the financial statement audit for the year ended December 31, 2004, Deloitte & Touche, LLP, or Deloitte, our independent registered public accounting firm, notified us and the Board of Managers of the existence of “reportable conditions.” “Reportable conditions” is an accounting term used to refer to internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Deloitte concluded at that time that certain of the reportable conditions were believed to constitute “material weaknesses” in our internal controls. A material weakness, as defined under the applicable auditing standards of the Public Company Accounting Oversight Board, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by Deloitte during the audit of the financial statements related to, among other things, our need to formalize and follow policies and procedures for accounting for real estate properties and improvements to such properties, and performing and reviewing certain account reconciliations in a timely and accurate manner. The other reportable conditions identified by Deloitte during the audit of the financial statements, which, together with the material weaknesses described above, we refer to as the Deloitte Recommendations, related to, among other things:

•	our need to formalize and follow policies and procedures for estimating and recording certain fees and charges;

•	implementation of management information systems;

•	our need to formalize and follow policies and procedures for the accounting for our real estate properties (including the appropriateness of useful lives of intangible assets and the recoverability of certain intangible assets that relate to existing and vacated tenants);

•	the need to develop a fixed asset software system to track additions and dispositions of fixed assets;

•	the need to perform and review reconciliations of all significant accounts in a timely manner;

•	the need for formal policies and procedures for estimating and recording management fees and common area maintenance charges;

•	the need to identify and record all accounts payable and accrued expenses in a timely manner; and

•	the need to develop policies regarding formalized management information systems.
      We agree with Deloitte’s assessment and believe that the reportable conditions and material weaknesses identified above result from, among other things: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters; (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements; (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures; and (4) inadequate policies and procedures with respect to retention of certain accounting and other records.
      As a result of the Evaluation (which is on-going) and Deloitte’s Recommendations, we have begun, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls including, among other things, the timely closing and reporting of financial information, the appropriate review and sign-off of processes and accounts, the design, implementation and standardization of policies and procedures, the adequate staffing and training of personnel and the consistent recording of transactions, through the development of formal policies and procedures; (2) devise, standardize and promulgate policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters, including the development and implementation of internal testing and oversight procedures and policies; and (3) bifurcate accounting functions, including personnel responsible for each public reporting entity. The Evaluation also concluded that a significant portion of the financial reporting issues resulted from difficulty that we experienced in retaining staff and the corresponding need for training and education of new personnel.

      On July 25, 2005, the Board of Managers appointed a chief financial officer for our company with considerable experience in public company financial reporting and GAAP compliance. In addition, on September 7, 2004 our Manager also employed a new chief financial officer and has hired additional manager-level accountants. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, we have concluded that our disclosure controls and procedures need to be strengthened and are not sufficiently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified by the SEC and in such forms. However, we have taken various steps, including those described above, to maintain and improve the accuracy of our internal controls and financial disclosures, and based on these measures and other work, our Manager’s principal executive officer and our principal financial officer believe that there are no material inaccuracies or omissions of material fact in our financial statements filed in connection with this Registration Statement. However, the material weaknesses in our internal controls over financial reporting could adversely impact our ability to provide timely and accurate financial information. We believe that sufficient compensating controls are being evaluated and will be implemented to remedy these deficiencies and to minimize the risks associated with these material weaknesses. Our Manager expects to hire additional staff for us and we will evaluate and develop internal controls and corresponding procedures to ensure the controls are in place and implement monthly, quarterly and annual checklists and review-level sign-off procedures.
      (b) Changes in internal control over financial reporting. During the six months ended June 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we bifurcated the accounting department and assigned employees responsibility by public reporting entity; we continued the design process for design and implementation of our policies and procedures; we implemented a balance sheet certification process; we met with the disclosure committee composed of Management representative from each department within the company and instituted a sign-off process; and we designed an internal audit process and tested the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could involve us and fines, penalties or administrative remedies could be asserted against us.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The Board of Managers is considering alternatives to address the errors in the prior performance tables, accordingly, management cannot determine the effect on the financial statements.
Litigation
      Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      We sold 10,000 units to 785 investors in the Private Placement, which began on July 11, 2003 and ended on October 14, 2004. NNN Capital Corp. served as the dealer manager of the Private Placement. The aggregate offering price for the units sold was $50,000,000 and the aggregate fees paid to NNN Capital Corp. in connection with the Private Placement were $5,149,000. Certain of the fees paid to NNN Capital Corp. were reallowed to participating broker dealers. We received net proceeds from the sale of the units of $41,674,000.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC
(Registrant)

By:	/s/ Kelly J. Caskey

Kelly J. Caskey
Chief Financial Officer

By: Triple Net Properties, LLC, its Manager

By:	/s/ Anthony W. Thompson

Anthony W. Thompson
Chief Executive Officer
Date: August 24, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3	.1(1)	Articles of Organization of NNN 2003 Value Fund, LLC, dated June 19, 2003.

10	.1(1)	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member.

10	.2(1)	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc.

31.1		Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Form 10, as filed with the Securities and Exchange Commission on May 2, 2005.