Form 10-Q
period 2005-09-30
NNN 2003 VALUE FUND LLC
filed 2005-11-15
CIK 1260429

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 14, 2005, there were 10,000 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	5
	Condensed Consolidated Statement of Members’ Equity For the Nine Months Ended September 30, 2005 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	47
Signatures		48
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying September 30, 2005 and 2004 interim financial statements of NNN 2003 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Registration Statement on Form 10, as amended, or our Form 10, filed with the Securities and Exchange Commission, or the SEC.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$33,158,000	$6,525,000
Properties held for sale, net	14,541,000	30,209,000
Investments in unconsolidated real estate	6,239,000	11,482,000

	53,938,000	48,216,000
Cash and cash equivalents	9,032,000	9,896,000
Investment in marketable securities	2,251,000	—
Accounts receivable, net	1,199,000	498,000
Accounts receivable from related parties	141,000	180,000
Restricted cash	416,000	325,000
Real estate deposits	25,000	—
Identified intangible assets, net	5,612,000	1,523,000
Other assets, net	626,000	149,000
Other assets — properties held for sale	2,141,000	6,547,000
Notes receivable	2,300,000	—

Total assets	$77,681,000	$67,334,000

LIABILITIES, MINORITY INTERESTS AND MEMBERS’ EQUITY
Mortgage loans payable and other debt	$26,415,000	$4,500,000
Mortgage loans payable secured by properties held for sale	6,337,000	19,125,000
Accounts payable and accrued liabilities	2,398,000	1,711,000
Accounts payable due to related parties	142,000	233,000
Other liabilities — properties held for sale	80,000	591,000
Security deposits and prepaid rent	204,000	104,000

	35,576,000	26,264,000
Minority interests	1,406,000	2,397,000
Minority interests — properties held for sale	1,546,000	1,571,000

	2,952,000	3,968,000
Commitments and contingencies (Note 12):
Members’ equity	39,170,000	37,102,000
Accumulated other comprehensive loss	(17,000)	—

Total members’ equity	39,153,000	37,102,000

Total liabilities and members’ equity	$77,681,000	$67,334,000

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
Revenues:
Rental income	$492,000	$205,000	$1,248,000	$490,000

Expenses:
Rental expenses	339,000	293,000	1,076,000	821,000
General and administrative	138,000	75,000	405,000	272,000
Depreciation and amortization	161,000	118,000	450,000	283,000

	638,000	486,000	1,931,000	1,376,000
Loss before other income (expense) and discontinued operations	(146,000)	(281,000)	(683,000)	(886,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(130,000)	(184,000)	(574,000)	(461,000)
Interest and dividend income	159,000	25,000	277,000	25,000
Gain on sale of marketable securities	10,000	—	94,000	—
Equity in earnings (loss) and gain on sale of unconsolidated real estate	1,985,000	(158,000)	1,871,000	(489,000)
Minority interests	(286,000)	30,000	(258,000)	107,000

Income (loss) from continuing operations	1,592,000	(568,000)	727,000	(1,704,000)
Discontinued operations:
Gain (loss) on sale on real estate	(4,000)	—	3,407,000	—
Income (loss) from discontinued operations	228,000	(73,000)	556,000	(83,000)

	224,000	(73,000)	3,963,000	(83,000)

Net income (loss)	$1,816,000	$(641,000)	$4,690,000	$(1,787,000)

Comprehensive income (loss):
Net income (loss)	$1,816,000	$(641,000)	$4,690,000	$(1,787,000)
Unrealized loss on marketable securities	(7,000)	—	(17,000)	—

Comprehensive income (loss)	$1,809,000	$(641,000)	$4,673,000	$(1,787,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$159.20	$(72.56)	$72.70	$(348.82)
Discontinued operations — basic and diluted	22.40	(9.33)	396.30	(16.99)

Net income (loss) per unit — basic and diluted	$181.60	$(81.89)	$469.00	$(365.81)

Weighted average number of units outstanding — basic and diluted	10,000	7,828	10,000	4,885

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Nine Months Ended September 30, 2005

	Number of
	Units	Total

	(Unaudited)
BALANCE — December 31, 2004	10,000	$37,102,000
Distributions	—	(2,622,000)
Net income	—	4,690,000
Unrealized loss on marketable securities	—	(17,000)

Comprehensive income	—	4,673,000

BALANCE — September 30, 2005	10,000	$39,153,000

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,690,000	$(1,787,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate	(3,407,000)	—
Gain on sale of marketable securities	(94,000)	—
Depreciation and amortization (including deferred financing costs, deferred rent and above market leases)	1,586,000	1,400,000
Distributions received in excess of earnings from investments in unconsolidated real estate	(1,106,000)	1,366,000
Minority interests	355,000	(135,000)
Provision for doubtful accounts	4,000	—
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	180,000	(342,000)
Other assets	(548,000)	14,000
Accounts payable and accrued liabilities, including payables to related parties	(94,000)	126,000
Prepaid rent	(523,000)	26,000

Net cash provided by operating activities	1,043,000	668,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(32,359,000)	(8,279,000)
Acquisition of investments in unconsolidated real estate	(810,000)	(10,603,000)
Proceeds from sale of real estate operating properties	25,273,000	—
Proceeds from sale of unconsolidated real estate	7,158,000	—
Returns of capital on investments in unconsolidated real estate	—	—
Capital expenditures	(3,735,000)	(37,000)
Purchase of marketable securities	(6,996,000)	—
Proceeds from sale of marketable securities	4,822,000	—
Restricted cash	214,000	—
Real estate deposits	(25,000)	(500,000)

Net cash used in investing activities	(6,458,000)	(19,419,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgages payable and other debt	34,067,000	4,000,000
Principal repayments on mortgages payable and other debt	(24,940,000)	—
Minority interests contributions	—	3,981,000
Minority interests distributions	(1,371,000)	(315,000)
Payment of deferred financing costs	(583,000)	—
Distributions	(2,622,000)	(1,054,000)
Issuance of member units, net of offering costs	—	34,157,000

Net cash provided by financing activities	4,551,000	40,769,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(864,000)	22,018,000
CASH AND CASH EQUIVALENTS — beginning of period	9,896,000	2,625,000

CASH AND CASH EQUIVALENTS — end of period	$9,032,000	$24,643,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$842,000	$600,000

NONCASH INVESTING ACTIVITIES
Accrual for tenant improvements and capital expenditures	$599,000	$—

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties and investments in unconsolidated real estate:
Increase in intangible assets less intangible liabilities of acquisitions and dispositions	$227,000	$2,093,000

Restricted cash	$305,000	$—

Other assets	$(82,000)	$30,000

Accrued expenses and security deposits	$(204,000)	$—

Minority interests contributions	$—	$1,775,000

Notes receivable	$2,300,000	$—

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
      NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company. The use of the words “we”, “us” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries. We were organized on June 19, 2003 for the purpose of purchasing, owning, operating and subsequently selling all or a portion of a number of unspecified properties with a higher than average potential for capital appreciation, or value added, from unaffiliated sellers in accordance with our Private Placement Memorandum dated July 11, 2003, as amended, or the Private Placement Memorandum. At the time of our formation, we expected to own our interests in the properties we acquire for three to five years from the date of acquisition of each asset. Our objectives are to: (i) have the potential, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our members from cash generated from operations and capital transactions.
      As of September 30, 2005, we owned five consolidated office properties and interests in three unconsolidated office properties.
      We are externally managed by Triple Net Properties, LLC, a Virginia limited liability company, or our Manager, which is responsible for managing our day-to-day operations and assets pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. Our Manager is 36% owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., a California corporation, or Realty, an affiliate of our Manager, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty.

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

Basis of Presentation
      The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of earnings (loss) from these real estate investments is included in consolidated net income (loss).

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10, as amended, as filed with the SEC.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash
      Restricted cash is comprised of impound reserve accounts for property taxes, insurance and tenant improvements.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $4,000 and $59,000 at September 30, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in members’ equity. If the decline is believed to be other than temporary, the equity security is written-down to the fair value and a realized loss is recorded on our statement of operations. There was no realized loss recorded by us due to a write-down in value for the three and nine months ended September 30, 2005 and 2004. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
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
      These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

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
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the three and nine months ended September 30, 2005 and 2004.

Properties Held for Sale
      In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classify operating properties as properties held for sale in the period in which all of the following criteria are met:

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

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on our future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes. As of September 30, 2005, we did not have any derivative financial instruments at any of our consolidated properties.

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

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.
      As of September 30, 2005, we had interests in one property located in Nevada which accounted for 10% of our total revenue, one property located in Oregon which accounted for 33.1% of our total revenue and three properties located in Texas which accounted for 56.9% of our total revenue based on contractual base rent from leases in effect at September 30, 2005.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square	Expiration
Tenant	Base Rent(*)	Base Rent	Property	Footage	Date

Administaff Services, LP	$1,012,000	20.3%	Interwood	52,000	09/30/14
Westwood College of Technology	$763,000	15.3%	Executive Center I	44,000	01/31/13
Veritas Software Global, LLC	$653,000	13.1%	Woodside	24,000	04/30/08

*	Annualized rental income based on contractual base rent from leases in effect at September 30, 2005.
      As of September 30, 2004, two of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2004 Annual	2004 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Internal Revenue Service (GSA)	$2,913,000	79.7%	Oakey Building	84,000	05/31/05
Westwood College of Technology	$539,000	14.8%	Executive Center I	33,000	01/31/13

*	Annualized rental income based on contractual base rent from leases in effect at September 30, 2004.
      Our Manager was advised that the IRS, which occupied 84,000 square feet, or 85.7%, of the Oakey Building, would exercise its 30-day early opt out provision and terminate its lease on April 30, 2005. The applicable base rent for the existing lease was $35.80 per square foot and at the time of the notice from the IRS, was above the current market rate. Our Manager was able to lease the entire 98,000 square feet of the Oakey Building to one tenant beginning August 1, 2005 at a base rent of $23.28 per square foot of GLA. The new lease is for a six-year term with staggered occupancy and rent commencement dates as follows: (i) beginning in August 2005, a total of 406 square feet of GLA was occupied and leased; (ii) beginning in October 2005, a total of 13,745 square feet of GLA was occupied and leased; (iii) beginning in August 2006, a total of 62,820 square feet of GLA is scheduled to be occupied and leased; and in January 2007, the entire 98,000 square feet of GLA is scheduled to be occupied and leased. Due to the new lease at the current market value and the staggered occupancy and commencement of rent of the new lease, we expect our 2005 rental income will be reduced by approximately $1,500,000. Our 2006 revenues to remain consistent with 2005 revenues. In 2007, we expect revenues to increase by $1,500,000 over 2006. In connection with the new lease, we will incur $2,400,000 in tenant improvements costs during 2005. On June 3, 2005, due to the reasons described above, the distribution to the Oakey investors was suspended effective July 1, 2005 through the earlier of the end of 2005 or until the sale of the property.
      Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the base rent for Trailblazer Health Enterprise, LLC, a tenant in our unconsolidated property, Executive Center II & III, of which we owned a 38.1% interest at September 30, 2005, from $18.50 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was also extended from December 2006 to December 2015 and provides for periodic rent increases over the term of the lease, with base rents increasing to $19.50 at the end of the lease. In addition, Trailblazer exercised its expansion option and will begin leasing an additional floor of 22,866 square feet of GLA beginning October 1, 2005. This expansion will increase the overall combined occupancy in Executive Center II & III from 76.8% to 82.8%. As of September 30, 2005, Trailblazer Health Enterprises occupied 49.5% of the GLA of Executive Center II & III. As a result of the lease restructuring, we expect our equity in earnings, including

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
straight-line rent adjustments, to be reduced by $286,000 during 2005. On May 1, 2005, due to the reasons described above, our Manager suspended distributions to Executive Center II & III investors.

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

Per Unit Data
      We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing the net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of September 30, 2005 and September 30, 2004.
      Net income (loss) per unit is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Income (loss) from continuing operations	$1,592,000	$(568,000)	$727,000	$(1,704,000)
Income (loss) from discontinued operations	224,000	(73,000)	3,963,000	(83,000)

Net income (loss)	$1,816,000	$(641,000)	$4,690,000	$(1,787,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$159.20	$(72.56)	$72.70	$(348.82)
Discontinued operations — basic and diluted	22.40	(9.33)	396.30	(16.99)

Net income (loss) per unit — basic and diluted	$181.60	$(81.89)	$469.00	$(365.81)

Weighted average number of units outstanding — basic and diluted	10,000	7,828	10,000	4,885

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ in material adverse ways from those estimates.

Segments
      We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

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
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. We believe the adoption of the provisions of EITF 04-05 will not have a material impact on our condensed consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS  115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 is not anticipated to have a material effect on our condensed consolidated financial statements.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments

Consolidated Properties
      Our investment in our consolidated properties consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Buildings and tenant improvements	$25,768,000	$4,517,000
Land	7,847,000	2,190,000

	33,615,000	6,707,000
Less: accumulated depreciation	(457,000)	(182,000)

	$33,158,000	$6,525,000

      Depreciation expense was $100,000 and $137,000 for the three months ended September 30, 2005 and 2004, respectively, and $276,000 and $205,000 for the nine months ended September 30, 2005 and 2004, respectively.

2005 Acquisitions of Consolidated Property

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

Woodside Corporate Park — Beaverton, Oregon
      On September 30, 2005, we purchased five office buildings at Woodside Corporate Park, or the Woodside property, totaling 193,000 square feet of GLA which is 57.4% occupied. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The total purchase price for the Woodside property was $22,862,000. The property was financed with a mortgage loan in the amount of $15,915,000, which bears interest at one-month LIBOR plus 335 basis points. Realty was paid a sales commission of $579,000, or 2.5% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

2005 Properties Held for Sale

Southwood Tower — Houston, TX
      On September 9, 2005, our Manager entered into a contract on our behalf with an unaffiliated buyer for the sale of Southwood Tower, our wholly owned property. The contracted sales price is $9,373,000. We anticipate cash proceeds of $7,600,000 after closing costs and other transaction expenses. Our anticipated gain on the sale is $3,200,000. A property disposition fee of $94,000, or 1.0% of the total sales price, will be paid to Realty, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement. We will pay an unaffiliated third-party broker a real estate commission of $375,000, or 4.0% of the purchase price. The closing of this acquisition is anticipated to occur in the fourth quarter of 2005.

2005 Dispositions of Consolidated Properties

Financial Plaza — Omaha, Nebraska
      On April 13, 2005, we sold our wholly-owned property, Financial Plaza, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of $3,022,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On February 24, 2005, we sold our wholly-owned property, Satellite Place, located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of $385,000. Realty did not receive a disposition fee upon the sale of the property.

Investments in Unconsolidated Real Estate
      As of September 30, 2005, our investments in unconsolidated real estate consist of our investments in membership interests in limited liability companies, or LLCs, that own a TIC interest in a property. We had the following investments in unconsolidated real estate at September 30, 2005 and December 31, 2004:

		Percentage	September 30,	December 31,
Description	Location	Owned	2005	2004

801 K Street	Sacramento, CA	18.3%	$—	$5,103,000
Emerald Plaza	San Diego, CA	4.6%	1,406,000	1,529,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	2,845,000	2,808,000
Executive Center II & III	Dallas, TX	38.1%	1,988,000	2,042,000

Total			$6,239,000	$11,482,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	September 30,	December 31,
	2005	2004

Balance Sheet Data:
Assets (primarily real estate)	$192,867,000	$260,296,000

Mortgage loans and other debt payable	$120,759,000	$160,771,000
Other liabilities	32,434,000	10,603,000
Equity	39,674,000	88,922,000

Total liabilities and equity	$192,867,000	$260,296,000

Our share of equity	$6,239,000	$11,482,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$16,698,000	$8,129,000	$33,080,000	$14,733,000
Rental and other expenses	15,631,000	11,348,000	33,100,000	16,872,000

Net income (loss)	$1,067,000	$(3,219,000)	$(20,000)	$(2,139,000)

Our equity in loss	$(7,000)	$(158,000)	$(121,000)	$(489,000)

Gain on sale	$1,992,000	$—	$1,992,000	$—

Equity in earnings (loss) and gain on sale of unconsolidated real estate	$1,985,000	$(158,000)	$1,871,000	$(489,000)

      Effective May 1, 2005, our Manager suspended distributions at Emerald Plaza, of which we own 4.6%. Distributions were suspended because our Manager was unable to renew a tenant lease at the property and, in accordance with the provisions of the loan agreement, the property is now subject to a lock box. On November 10, 2005, our Manager sold Emerald Plaza.
      Effective May 1, 2005, our Manager suspended distributions at Executive Center II & III, of which we owned 38.1%, due to the modification of a significant tenant lease at the property resulting in reduced revenues.
      On August 26, 2005, our Manager sold the 801 K Street property, of which we own 18.3%, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds were $7,158,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $1,992,000. A property disposition fee of $2,550,000, or 3.2% of the total sales price, was paid to Realty, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $555,000, or 0.7% of the total sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, were paid in full.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2005
Equity securities	$2,268,000	$28,000	$45,000	$2,251,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $10,000 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $94,000 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	September 30,	December 31,
	2005	2004

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $487,000 and $176,000 at September 30, 2005 and December 31, 2004, respectively (with a weighted average life of 43 and 106 months, respectively)	$5,612,000	$1,523,000

      Amortization expense was $111,000 and $26,000 for the three months ended September 30, 2005 and 2004, respectively, and $311,000 and $78,000 for the nine months ended September 30, 2005 and 2004, respectively.

6.	Other Assets
      Other assets consisted of the following:

	September 30,	December 31,
	2005	2004

Deferred rent receivable	$92,000	$38,000
Deferred financing costs, net of accumulated amortization of $44,000 and $109,000 at September 30, 2005 and December 31, 2004, respectively	376,000	34,000
Lease commissions, net of accumulated amortization of $6,000 and $0 at September 30, 2005 and December 31, 2004	120,000	77,000
Prepaid expenses, deposits and other	38,000	—

Total other assets	$626,000	$149,000

7.	Notes Receivable
      On April 13, 2005 we received a note receivable for $2,300,000 from the purchaser of Financial Plaza. The note is secured by the property and bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments to us.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Mortgage Loans Payable and Other Debt
     Mortgage Loans Payable
      On January 26, 2005, we borrowed $5,500,000 from LaSalle Bank National Association, or LaSalle, in connection with the acquisition of the Interwood property. The first mortgage, secured by the property, bears interest at the one-month LIBOR plus 300 basis points and matures on January 26, 2007. We are required to make interest-only payments. The interest rate at September 30, 2005 was 6.7% per annum.
      On February 24, 2005, we sold Satellite Place and paid off the first mortgage note with LaSalle of $11,000,000, plus accrued interest.
      On April 13, 2005, we sold Financial Plaza. In connection with the sale, the buyer assumed the first mortgage note of $4,110,000 due to American Express Certificate Company.
      On June 30, 2005, we paid off our first mortgage from Vestin Mortgage, Inc. in the amount of $4,500,000 on the Executive Center I property.
      On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period up to $1,065,000. The loan terms provide for our option of LaSalle’s prime rate or the applicable LIBOR rate plus 2.0% per annum. This loan requires monthly interest only payments. The principal and any unpaid interest is due on September 6, 2007. The outstanding balance of the loan as of September 30, 2005 was $6,337,000 at interest rate of 5.72% per annum.
      On September 14, 2005, we refinanced Executive Center I with a new loan from the Ivan and Vilma Halaj Trust of $5,000,000 secured by the property. The new loan requires monthly interest payments of $41,666.67 which bears a fixed interest rate of 10.0% per annum. The note is due on October 1, 2007. We received proceeds of $4,879,000.
      On September 30, 2005, we borrowed $15,915,000 from Wrightwood Capital Lender LLC in connection with the acquisition of the Woodside property and a secured line of credit of $3,785,000. The first mortgage loan is secured by the property and bears interest at a variable rate of one month LIBOR plus 335 basis points per annum and matures on September 30, 2008. We are required to make interest-only payments. The interest rate at September 30, 2005 was 7.2% per annum.
      Our consolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of September 30, 2005, we were in compliance with all such requirements.
     Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities. If the balance of the margin account exceeds 50% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the nine months ended September 30, 2005, we borrowed $1,315,000 and repaid $1,315,000. At September 30, 2005, and December 31, 2004, we had no margin liabilities outstanding.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Minority Interests
      Minority interests including property held for sale relate to the interests in the following consolidated limited liability company or limited partnership entities that are not wholly owned by us:

		Minority
	Date	Interests
Entity	Acquired	(Unaffiliated)

NNN Enterprise Way, LLC	05/07/04	26.7%
NNN Executive Center, LLC	08/01/03	23.2%
NNN 801 K Street, LLC	03/31/04	15.0%
NNN Oakey Building 2003, LLC	04/02/04	14.8%

10.	Members’ Equity
      Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended in connection with the closing of the offering. As discussed in our Private Placement Memorandum, we planned to use the net offering proceeds from the sale of units primarily to acquire ownership interests in Executive Center II & III and a number of unspecified real estate properties. We financed these property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.
      There are three classes of units with different rights with respect to distributions. As of September 30, 2005 and December 31, 2004, 4,000 Class A units were issued, with aggregate gross proceeds of $20,000,000; 3,200 Class B units were issued with aggregate gross proceeds of $16,000,000 and 2,800 Class C units were issued with aggregate gross proceeds of $14,000,000. The rights and obligations of all members are governed by the Operating Agreement.
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
      During the nine months ended September 30, 2005 and 2004, distributions of $264 and $264 per unit were declared, aggregating approximately $2,622,000 and $1,054,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the sale of units, we paid $8,537,000 and $7,296,000 of costs related to the issuance and distribution of units as of September 30, 2005 and 2004, respectively. Such amounts include a total of $5,149,000 and $5,067,000 as of September 30, 2005 and 2004, respectively, paid to NNN Capital Corp., the dealer manager of our offering, which was wholly owned during the offering period by Anthony W. Thompson, our Manager’s chairman and chief executive officer. These costs are comprised of selling commissions and marketing and due diligence expenses. The dealer manager reallowed all of the commissions and some of the marketing and due diligence expenses to participating broker dealers. In addition, $3,085,000 and $1,976,000 was paid to our Manager for offering expenses as of September 30, 2005 and 2004, respectively.

11.	Related Party Transactions

Offering Expenses
      We paid selling commissions of up to 8.0% of the gross proceeds from the private placement, which were reallowed to the broker-dealer selling group, to the dealer manager of $0 and $2,465,000 for the three months ended September 30, 2005 and 2004, respectively, and $0 and $4,017,000 for the nine months ended September 30, 2005 and 2004, respectively. We paid our Manager $0 and $632,000 for the three months ended September 30, 2005 and 2004, respectively, and $0 and $1,408,000 for the nine months ended September 30, 2005 and 2004, respectively, for reimbursements for legal, accounting and other expenses of the offering.

Accounting Fees
      Our Manager is entitled to receive from us accounting fees for record keeping services provided. We paid $7,000 and $4,000 for the three months ended September 30, 2005 and 2004, respectively, and $32,000 and $8,000 for the nine months ended September 30, 2005 and 2004, respectively, for such services rendered by our Manager.

Real Estate Commissions
      We pay Realty a real estate commission of up to 3% of the purchase price of a property. Realty received real estate sales commissions in connection with the purchase of our consolidated properties in the amount of $579,000 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $829,000 and $237,000 for the nine months ended September 30, 2005 and 2004, respectively. 75% of these commissions were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal up to 5% of the sales price. In addition, third-party sales brokers may be entitled to up to 80% of the 5% disposition fee. We paid Realty $0 and $475,000 for real estate disposition fees in connection with our real estate dispositions for the three and nine months ended September 30, 2005, respectively, of which 75% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty during the three and nine months ended September 30, 2004.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fees
      We pay Realty a property management fee equal to up to 5% of the gross revenue, as defined, from our properties, including properties held for sale. We incurred management fees from our consolidated properties of $39,000 and $68,000 for the three months ended September 30, 2005 and 2004, respectively, and $213,000 and $112,000 for the nine months ended September 30, 2005 and 2004, respectively, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      Effective May 1, 2005, the Board of Managers and Realty renegotiated and amended the terms of the Management Agreement to reduce the property management fee paid by us to Realty from 6% to 5% of the gross receipts revenue from our properties.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewals. For the three and nine months ended September 30, 2005, we paid lease commissions to Realty of $679,000 and $746,000, respectively, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any lease commissions to Realty during the three and nine months ended September 30, 2004.

Construction Fees
      We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5% of any amount up to $25,000, 4% of any amount over $25,000 but less than $50,000, and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the three and nine months ended September 30, 2005, $101,000 and $127,000, respectively, was paid to Realty for construction fees, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any construction fees to Realty during the three and nine months ended September 30, 2004.

Loan Fees
      We pay Realty a loan fee for its services in obtaining loans for us during the term of the Property Management agreement in an amount of 1% of the original principal amount of the loan. For the three and nine months ended September 30, 2005, $107,000 and $107,000, respectively, was incurred to Realty for loan fees, of which 100% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not incur or pay any loan fees to Realty during the three and nine months ended September 30, 2004.

Acquisition Fees
      We pay our Manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4% of the funds raised in the Private Placement. We did not incur or pay any acquisition fees for the three and nine months ended September 30, 2005. We incurred acquisition fees of $911,000 and $1,623,000, for the three and nine months ended September 30, 2004, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or agreed to be absorbed by our Manager as discussed below.

Unconsolidated Debt Due to Related Parties
      Our properties may obtain financing our Manager and Cunningham. As of September 30, 2005, the following notes were outstanding:
     Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at September 30, 2005. The notes bear interest at 8% per annum and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Origination Date	Loan	of Debt

Emerald Plaza:
02/07/05	$232,000	$11,000
03/04/05	232,000	11,000
04/06/05	279,000	13,000
Executive Center II & III:
06/09/05	1,000,000	381,000
09/12/05	200,000	76,000

Total	$1,943,000	$492,000

12.	Commitments and Contingencies

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

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      The Board of Managers continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to unit holders prior to year end regarding the prior performance tables.

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

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $120,759,000 and $160,771,000 at September 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt based on our ownership percentage was $12,235,000 and $19,366,000 at September 30, 2005 and December 31, 2004, respectively.

			NNN 2003		NNN 2003
		Mortgage and Other	Value Fund,	Mortgage and Other	Value Fund,
	Ownership	Debt Balance as of	LLC’s Portion	Debt Balance as of	LLC’s Portion
Property	Percentage	September 30, 2005	of Debt	December 31, 2004	of Debt

801 K Street	18.3%	$—	$—	$41,350,000	$7,557,000
Emerald Plaza	4.6%	69,243,000	3,185,000	68,500,000	3,117,000
Enterprise Technology Center	8.5%	35,734,000	3,037,000	36,177,000	3,076,000
Executive Center II & III	38.1%	15,782,000	6,013,000	14,744,000	5,616,000

		$120,759,000	$12,235,000	$160,771,000	$19,366,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, the Emerald Plaza property, of which we own a 4.6% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured by us or waived, by the lender could result in the lender exercising its remedies under the loan agreement. At September 30, 2005, the outstanding balance on the mortgage was $68,500,000 and was secured by the real property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Manager was unable to renew a tenant lease for 35,000 square feet, or 10%, of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the payments made to the lockbox, the property is entitled to receive funds available to pay budgeted operating expenses. All excess funds are deposited into a reserve account. As of September 30, 2005, all debt service obligations have been satisfied.
      On August 1, 2005, the mortgage loan with LaSalle at the Executive Center II & III property matured. We extended the maturity date of the loan until October 31, 2005 and for a fee to the lender of $30,000, on November 14, 2005, we further extended the maturity date of the loan until December 31, 2005. At September 30, 2005, the outstanding balance on the mortgage loan was $14,582,000.

13.	Discontinued Operations — Properties Held for Sale
      Properties held for sale totaled $14,541,000 and $30,209,000 at September 30, 2005 and December 31, 2004, respectively. Properties held for sale include the following:

•	Oakey Building, which was acquired on April 2, 2004, was listed for sale on June 8, 2005;

•	Southwood Tower, which was acquired on October 27, 2004, was listed for sale on June 1, 2005;

•	Financial Plaza, which was acquired on October 29, 2004, was sold on April 13, 2005;

•	Satellite Place, which was acquired on November 29, 2004, was sold on February 24, 2005.
      In accordance with SFAS No. 144, the net income (loss) and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. The following table summarizes the income and expense components that comprise discontinued operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Rental income	$472,000	$532,000	$2,894,000	$1,054,000
Rental expenses	(170,000)	(277,000)	(1,209,000)	(458,000)
Depreciation and amortization	(37,000)	(252,000)	(738,000)	(485,000)

Income before other expense	265,000	3,000	947,000	111,000
Interest expense	18,000	(100,000)	(294,000)	(221,000)
Minority interests	(55,000)	24,000	(97,000)	27,000

Income (loss) from discontinued operations — properties held for sale, net	228,000	(73,000)	556,000	(83,000)
Gain (loss) on sale of real estate	(4,000)	—	3,407,000	—

Discontinued operations	$224,000	$(73,000)	$3,963,000	$(83,000)

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the properties held for sale balance sheet information is as follows:

	September 30,	December 31,
	2005	2004

Operating properties, net of accumulated amortization of $271,000 and $214,000 at September 30, 2005 and December 31, 2004, respectively	$14,541,000	$30,209,000
Intangible assets, net of accumulated amortization of $209,000 and $1,564,000 at September 30, 2005 and December 31, 2004, respectively	$845,000	$5,944,000
Lease commissions, net of accumulated amortization of $31,000 and $3,000 at September 30, 2005 and December 31, 2004, respectively	$769,000	$74,000
Loan fees, net of accumulated amortization of $7,000 and $41,000 at September 30, 2005 and December 31, 2004, respectively	$297,000	$193,000
Other assets	$230,000	$336,000
Mortgage loans payable	$6,337,000	$19,125,000
Security deposits and prepaid rent	$80,000	$591,000
Minority interests	$1,546,000	$1,571,000

14.	Business Combinations
      During the nine months ended September 30, 2005, we completed the acquisition of two consolidated properties, thereby adding a total of 273,000 square feet of GLA to our property portfolio. The aggregate purchase price of the properties was $30,862,000, of which $21,415,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price of the properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we allocated and recorded $4,569,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. In addition, two other consolidated properties were listed for sale during the nine months ended September 30, 2005 as discussed in Note 3.
      During the year ended December 31, 2004, we completed the acquisition of three wholly-owned properties and a 75.4% interest in a limited liability company, or LLC, that owns one property adding a total of 441,000 square feet of GLA to our consolidated property portfolio. We also acquired interests in three LLCs: an 85.0% interest in NNN 801 K, LLC, which owns a 21.5% interest in a property; a 73.3% interest in NNN Enterprise Way, LLC, which owns a 11.6% interest in a property; and a 22.2% interest NNN Emerald Plaza, LLC, which owns a 20.5% interest in a property. The properties are equity basis investments for these LLCs. The LLCs, with the exception of NNN Emerald Plaza, LLC, are consolidated for financial reporting purposes; NNN Emerald Plaza, LLC is an equity basis investment. The aggregate purchase price of our consolidated property acquisitions was $37,558,000, of which $19,125,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2004, we have allocated and recorded $4,742,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases.
      Assuming all of the 2005 and 2004 acquisitions and dispositions had occurred on January 1, 2004, pro forma revenues, net loss and net loss per diluted unit would have been $2,696,000, $(632,000) and

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$(63.20), respectively, for the nine months ended September 30, 2005; and $3,269,000, $(4,066,000) and $(660.28), respectively, for the nine months ended December 31, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

15.	Subsequent Events
      On October 13, 2005, we purchased a 3.0% TIC interest in the Executive Center II & III property from an existing unaffiliated TIC for $481,000, of which our Manager reimbursed us $40,000. Our Manager also paid the TIC $69,000. As a result of the purchase, we increased our ownership in the property from 38.1% to 41.1%.
      On October 14, 2005, we purchased 100% of 1590 South Daniels, a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured home on a 1,120 square foot basement, located in Heber City, Utah. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We intend to explore development of the land into public storage units.
      On October 18, 2005, the Executive Center II & III property borrowed $240,000 from Cunningham. The note bears interest at a rate of 8.0% per annum and is due one year from origination.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own 8.5%, were reduced from 8% to 4%, as a result of a decrease in occupancy from 90.7% to 83.3% because of our Manager’s inability to renew expiring leases. Effective November 1, 2005, our Manager has agreed to defer 50% of its property management fee. Our Manager will continue its efforts to lease the property.
      On November 10, 2005, our Manager sold the Emerald Plaza Building, located in San Diego, California, of which we own 4.6%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $2,368,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $962,000. A property disposition fee of $2,250,000, or 1.8%, of the total sales price, was paid to Realty, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham were paid in full.
      On November 11, 2005, we received a fully executed agreement, dated November 3, 2005, entered into by our Manager to sell the Oakey Building located in Las Vegas, Nevada, of which we own a 75.4% interest, to an unaffiliated third party for a total sales price of $22,250,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005. A disposition fee will be paid to Realty in an amount to be determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2005 and December 31, 2004, together with our results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, and the cash flows for the nine months ended September 30, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; interest rates; our ability to service our debt; competition; supply and demand for operating properties in our current and proposed market areas; accounting principles generally accepted in the United States of America, or GAAP; policies and guidelines applicable to us; our ongoing relationship with our Manager (as defined below); and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Manager. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We are a Delaware limited liability company which was formed on June 19, 2003 to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties with a higher than average potential for capital appreciation, or value added properties. At the time of formation, our principal objectives were to: (1) have the potential within three to five years, subject to market conditions, to realize income on the sale of our properties; (2) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (3) make monthly distributions to the members from cash generated from operations and capital transactions.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
Business Strategy
      Our primary business strategy is to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses, maximize income from ancillary operations and services and in the case of our land purchases, develop or prepare the land for development. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term or short-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Critical Accounting Policies

Use of Estimates
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

Unaudited Interim Statements
      The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Properties Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 24, 2005, we sold Satellite Place, on April 13, 2005, we sold Financial Plaza, on June 1, 2005, the Southwood Tower property was listed for sale and on June 8, 2005, the Oakey Building was listed for sale. In addition, our unconsolidated properties, Enterprise Technology Center was listed for sale on March, 31, 2005 and 801 K Street was sold on August 26, 2005. As a result of such sales and listings for sale, we reclassified amounts related to Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, and NNN Oakey Building, LLC in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, and NNN Oakey Building, LLC, have been excluded from our results from continuing operations for all periods presented herein. The financial results for Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, and NNN Oakey Building, LLC are presented in our condensed consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale,” “Mortgage loans payable secured by properties held for sale,” “Other liabilities — properties held for sale” and “Minority Interests — properties held for sale.”

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
      We did not record any impairment losses for the three and nine months ended September 30, 2005 and 2004.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
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
      These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.
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

Scheduled Lease Expirations
      As of September 30, 2005, our consolidated properties were 44.4% leased to 49 tenants. 2.7% of the leased gross leaseable area, or GLA, expires during the remainder of 2005 and 4.5% of the leased GLA expires during 2006. As discussed below, we executed a new lease with a new tenant beginning August 1, 2005 at the Oakey Building to occupy the entire 98,000 square feet of GLA that was then vacant. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.
      Our Manager was advised that the IRS, which occupied 84,000 square feet, or 85.7%, of the Oakey Building, would exercise its 30-day early opt out provision and terminate its lease on April 30, 2005. The applicable base rent for the existing lease was $35.80 per square foot and at the time of the notice from the IRS, was above the current market rate. Our Manager was able to lease the entire 98,000 square feet of the Oakey Building to one tenant beginning August 1, 2005 at a base rent of $23.28 per square foot of GLA. The new lease is for a six-year term with staggered occupancy and rent commencement dates as follows: (i) beginning in August 2005, a total of 406 square feet of GLA was occupied and leased; (ii) beginning in October 2005, a total of 13,745 square feet of GLA was occupied and leased; (iii) beginning in August 2006, a total of 62,820 square feet of GLA is scheduled to be occupied and leased; and in January 2007, the entire 98,000 square feet of GLA is scheduled to be occupied and leased. Due to the new lease at the current market value and the staggered occupancy and commencement of rent of the new lease, we expect our 2005 rental income will be reduced by approximately $1,500,000. Our 2006 revenues to remain consistent with 2005 revenues. In 2007, we expect revenues to increase by $1,500,000 over 2006. In connection with the new lease, we will incur $2,400,000 in tenant improvements costs during 2005. On June 3, 2005, due to the reasons described above, the distribution to the Oakey investors was suspended effective July 1, 2005 through the earlier of the end of 2005 or until the sale of the property.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002 and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our unit holders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our unit holders.
      In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, any failure to comply, could result in fees, fines, penalties or administrative remedies against us.

Expenses
      Our expenses could increase due to the costs incurred in order to comply with the requirements of being a public company, among other things.
2005 Acquisitions
      We acquired the following consolidated and unconsolidated properties during 2005:

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

Woodside Corporate Park — Beaverton, Oregon
      On September 30, 2005, we purchased five office buildings at Woodside Corporate Park, or the Woodside property, totaling 193,000 square feet of GLA which is 57.4% occupied. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The total purchase price for the Woodside property was $22,862,000. The property was financed with a mortgage loan in the amount of $15,915,000, which bears interest at one-month LIBOR plus 335 basis points. Realty was paid a sales commission of $579,000, or 2.5% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
2005 Dispositions
      We sold the following consolidated and unconsolidated properties during 2005:

801 K Street — Sacramento, California
      On August 26, 2005, our Manager sold the 801 K Street property, located in Sacramento, California, of which we own 18.3%, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds were $7,158,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $1,992,000. A property disposition fee of $2,550,000, or 3.2% of the total sales price, was paid to Realty, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $555,000, or 0.7% of the total sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, were paid in full.

Financial Plaza — Omaha, Nebraska
      On April 13, 2005, we sold our wholly-owned property, Financial Plaza, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of $3,022,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On February 24, 2005, we sold our wholly-owned property, Satellite Place, located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of $385,000. Realty did not receive a disposition fee upon the sale of the property.
2005 Properties Held for Sale

Southwood Tower — Houston, TX
      On September 9, 2005, our Manager entered into a contract on our behalf with an unaffiliated buyer for the sale of Southwood Tower, our wholly owned property. The contracted sales price is $9,373,000. We anticipate cash proceeds of $7,600,000 after closing costs and other transaction expenses. Our anticipated gain on the sale is $3,200,000. A property disposition fee of $94,000, or 1.0% of the total sales price, will be paid to Realty, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement. We will pay an unaffiliated third-party broker a real estate commission of $375,000, or 4.0% of the purchase price. The closing of this acquisition is anticipated to occur in the fourth quarter of 2005.
Results of Operations
      Operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because of the significant property acquisitions and dispositions during the nine months ended September 30, 2005 and 2004, the comparability of financial data from period to period is limited.

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended				Nine Months Ended

	September 30,	September 30,		Percent	September 30,	September 30,		Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Revenues:
Rental income	$492,000	$205,000	$287,000	140.00%	$1,248,000	$490,000	$758,000	154.69%

Expenses:
Rental expenses	339,000	293,000	46,000	15.70	1,076,000	821,000	255,000	31.06
General and administrative	138,000	75,000	63,000	84.00	405,000	272,000	133,000	48.90
Depreciation and amortization	161,000	118,000	43,000	36.44	450,000	283,000	167,000	59.01

	638,000	486,000	152,000	31.28	1,931,000	1,376,000	555,000	40.33

Loss before other income (expense) and discontinued operations	(146,000)	(281,000)	135,000	(48.04)	(683,000)	(886,000)	203,000	(22.91)
Other (expense) income:
Interest (including amortization of deferred financing costs)	(130,000)	(184,000)	54,000	(29.35)	(574,000)	(461,000)	(113,000)	24.51
Interest and dividend income	159,000	25,000	134,000	536.00	277,000	25,000	252,000	1,008.00
Gain on sale of marketable securities	10,000	—	10,000	—	94,000	—	94,000	—
Equity in income (loss) and gain on sale of unconsolidated real estate	1,985,000	(158,000)	2,143,000	(1,356.33)	1,871,000	(489,000)	2,360,000	(482.62)
Minority interests	(286,000)	30,000	(316,000)	(1,053.33)	(258,000)	107,000	(365,000)	(341.12)

Income (loss) from continuing operations	1,592,000	(568,000)	2,160,000	(380.28)	727,000	(1,704,000)	2,431,000	(142.66)

Discontinued operations:
Gain (loss) on sale of real estate	(4,000)	—	(4,000)	—	3,407,000	—	3,407,000	—
Income (loss) from discontinued operations	228,000	(73,000)	301,000	(412.33)	556,000	(83,000)	639,000	(769.88)

	224,000	(73,000)	297,000	(406.85)	3,963,000	(83,000)	4,046,000	(4,874.70)

Net income (loss)	$1,816,000	$(641,000)	$2,457,000	(383.31)%	$4,690,000	$(1,787,000)	$6,477,000	(362.45)%

      Rental income increased $287,000, or 140.00%, to $492,000 and $758,000, or 154.69%, to $1,248,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. Interwood, acquired on January 26, 2005, accounted for $252,000 or 87.80% and $691,000 or 91.16% of the increases for the three and nine months ended September 30, 2005, respectively.
      Rental expenses increased $46,000, or 15.70%, to $339,000 and $255,000, or 31.06%, to $1,076,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. For the three months ended September 30, 2005, the increase of $112,000, or 243.48%, was due to the acquisition of Interwood offset by savings at Executive Center I of $66,000, or 143.48%, for building maintenance and utilities and for the nine months ended September 30, 2005, the increase was due to expenses of $357,000 or 140.00%, related to the acquisition of Interwood, offset by savings of $91,000, or 35.69%, achieved at Executive Center I for building maintenance and utilities.
      General and administrative expenses consist primarily of third-party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses increased $63,000, or 84.00%, to $138,000 and $133,000, or 48.90%, to $405,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. For the three months ended September 30, 2005, the increase was primarily due to an increase in SEC printing and filing costs of $100,000, or 158.73%, offset by a reduction in accounting and auditing fees of $30,000, or 47.62%. The increase during the nine months ended September 30, 2005 was due to an increase in SEC printing and filing costs, of $100,000, or 75.19%, an increase in tax preparation and filing fees of $15,000, or 11.28%, and an increase in state taxes of $15,000, or 11.28%.
      Depreciation and amortization expense increased $43,000, or 36.44%, to $161,000 and $167,000, or 59.01%, to $450,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. The increases of $76,000, or 176.74%, and $203,000, or 121.56%, for the three and nine months ended respectively, and were attributable to the acquisition of Interwood on September 30, 2005, offset by declines in depreciation charges of $33,000, or 76.74%, and $37,000, or 22.16%, for the three and nine month periods at Executive Center I.
      Interest expense decreased $54,000, or 29.35%, to $130,000 and increased $113,000, or 24.51%, to $574,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. The payoff of the Executive Center I mortgage loan in the second quarter of 2005 and the subsequent refinancing in September 2005 resulted in a reduction in the three months interest expense of $117,000, or 216.67%. In addition, interest expense decreased $43,000, or 79.62%, during the three months ended September 30, 2005 as a result of the payoff of a loan in August 2004 to Cunningham at Executive Center I. Offsetting these savings was $107,000, or 198.14%, of interest on the Interwood mortgage loan during the three months ended September 30, 2005. For the nine months ended September 30, 2005, interest on the Executive Center I property decreased $132,000, or 116.81%, in 2005 compared to 2004 as a result of the payoff and refinancing referred to above. Our interest expense increased by $273,000, or 241.59%, of interest on the Interwood mortgage loan for the nine months ended September 30, 2005.
      Interest and dividend income increased $134,000, or 536.00%, to $159,000 and $252,000, or 1,008.00%, to $277,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. $50,000, or 37.31%, and $100,000, or 39.68%, of the increase during the three and nine months ended September 30, 2005, respectively, was primarily attributable to the interest income earned in interest bearing cash accounts in the current year as a result of higher cash balances in the current year. $23,000, or 17.16%, and $64,000, or 25.40%, of the increase during the three and nine months ended September 30, 2005, respectively, were primarily attributable to the interest and dividend income earned on our investment in marketable equity securities. $47,000, or 35.07%, and $87,000, or 34.52%, were attributable to the interest income we received on the note receivable of $2,300,000 from the buyer of Financial Plaza.
      Equity in earnings (loss) and gain on sale of unconsolidated real estate increased by $2,143,000, or 1,356.33%, to income of $1,985,000 and $2,360,000, or 482.62%, to income of $1,871,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods of the prior year. The increase for the three months and nine ended September 30, 2005, was primarily due to the gain on sale of 801 K Street, of $1,992,000. Equity in earnings (losses) of unconsolidated real estate also includes our share of the operating results of Executive Center II & III, Enterprise Technology Center, Emerald, and 801K Street prior to its sale.
      Income from discontinued operations was $228,000 and $556,000 for the three and nine months ended September 30, 2005, respectively, and is comprised of the net operating results of the Oakey Building, Southwood Tower, Financial Plaza and Satellite Place properties. Satellite Place and Financial Plaza were sold on February 24, 2005, and April 13, 2005 respectively. The Southwood Tower and Oakey Building properties were listed for sale on June 1, 2005 and June 8, 2005, respectively.

      Gain (loss) on sale of real estate was a loss of $4,000 and a gain of $3,407,000 for the three and nine months ended September 30, 2005, respectively, and is comprised of an adjustment to the February 24, 2005 loss on the sale of Satellite Place in the three months ended September 30, 2005 and the gain on sale of Financial Plaza, which was sold on April 13, 2005, in the nine months ended September 30, 2005.
      As a result of the above, net income for the three and nine months ended September 30, 2005, respectively, was $1,816,000, or $181.60 per basic and diluted unit, and $4,690,000, or $469.00 per basic and diluted unit, compared with net loss of $(641,000), or $(81.89) per basic and diluted unit, and $(1,787,000), or $(365.81) per basic and diluted unit, for the three and nine months ended September 30, 2004, respectively.

Cash Flows

Nine Months Ended September 30, 2005 and 2004
      Cash flows provided by operating activities increased by $375,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was due to the increase in net income by $6,477,000 offset by the gain on sale of real estate of $3,407,000 and decreases due to the gain on the sale of unconsolidated real estate and loss of equity in earnings of $2,472,000.
      Cash flows used in investing activities were $6,458,000 for the nine months ended September 30, 2005. The primary use of cash was for the purchase of Interwood on January 26, 2005, Woodside on September 30, 2005 and marketable securities, offset by proceeds from the sales of Satellite Place, Financial Plaza, 801 K Street on February 24, 2005, April 13, 2005, and August 26, 2005, respectively. Cash flows used in investing activities were $19,419,000 for the nine months ended September 30, 2004 and were primarily used in the acquisition of 801 K Street, Oakey Building, Enterprise Technology Center and Emerald Plaza.
      Cash flows provided by financing activities were $4,551,000 for the nine months ended September 30, 2005. The decrease of $36,218,000 during 2005 compared to 2004 was primarily due to the pay-off of the mortgage loan associated with the sale of Satellite Place and Financial Plaza, the pay-off of the mortgage loan for Executive Center I in the second quarter of 2005 and the issuance of units during 2004, offset by the borrowings associated with the acquisition of Interwood and Woodside and the refinancing of Executive Center I. In addition, cash distributions paid to unit holders in 2005 were $2,622,000 compared to $1,054,000 in 2004.
      As a result of the above, cash and cash equivalents decreased $864,000 for the nine months ended September 30, 2005 to $9,032,000.

Capital Resources

General
      Our primary sources of capital are our real estate operations, ability to leverage the increased market value in the real estate assets we own, including proceeds from the sale of properties, and our ability to obtain debt financing from third parties including, without limitation, Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from Cunningham are not negotiated on an arms length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12% per annum. We may use the proceeds from such loans for any purpose including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.
      Our primary uses of cash are to fund distributions to our unit holders, to fund capital investment in the existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in the existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired and leasing activities, including funding tenant improvements, allowances, leasing commissions, development of land and capital improvements. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We currently anticipate that we will require $876,000 to fund our distributions for the remainder of 2005 and $3,504,000 for 2006, which we intend to fund from cash from operations. In the event we cannot make the distributions from operations, we may use one of the following: short-term debt; long-term debt; and proceeds from the sale of one or more of our properties. Currently, we do not have a cash shortfall. We presently anticipate that we will require up to approximately $1,496,000 for the remainder of 2005 and $2,447,000 for 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. We intend to incur debt to obtain funds for these purposes to the extent the reserves on deposit with the lender of $4,201,000 as of September 30, 2005, are not sufficient or cannot be used for these expenditures. We obtained a construction and tenant improvement financing loan of $5,585,000 from LaSalle to fund the tenant improvements at the Oakey Building.
      On March 31, 2005, our Manager listed for sale the Enterprise Technology Center property in Scotts Valley, California, of which we own 8.5%.
      On June 1, 2005, our Manager listed for sale the Southwood Tower property in Houston, Texas, of which we own 100%.
      On June 8, 2005, our Manager listed for sale the Oakey Building in Las Vegas, Nevada, of which we own 75%.
Other Liquidity Needs
      Our distribution rate, at 7.0% per annum, has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. There are currently no limits or restrictions on the use of proceeds from Cunningham, which would prohibit us from making the proceeds available for distribution. We have additional unleveraged equity from our consolidated properties against which we can borrow. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such reduction of net cash provided by operating activities is realized and our Manager continues to declare distributions for the unit holders at current levels, we may have a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. To the extent any distributions are made to the unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to the unit holders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gain.
      Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the base rent for Trailblazer Health Enterprise, LLC, a tenant in our unconsolidated property, Executive Center II & III, of which we owned a 38.1% interest at September 30, 2005, from $18.50 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was also extended from December 2006 to December 2015 and provides for periodic rent increases over the term of the lease, with base rents increasing to $19.50 at the end of the lease. In addition, Trailblazer exercised its expansion option and will begin leasing an additional floor of 22,866 square feet of GLA beginning October 1, 2005. This expansion will increase the overall combined occupancy in Executive Center II & III from 76.8% to 82.8%. As of September 30, 2005, Trailblazer Health Enterprises occupied 49.5% of the GLA of Executive Center II & III. As a result of the lease restructuring, we expect our equity in earnings, including straight-line rent adjustments, to be reduced by $286,000 during 2005. On May 1, 2005, due to the reasons described above, our Manager suspended distributions to Executive Center II & III investors.
      Our Manager was advised that the IRS, which occupied 84,000 square feet, or 85.7%, of the Oakey Building, would exercise its 30-day early opt out provision and terminate its lease on April 30, 2005. The applicable base rent for the existing lease was $35.80 per square foot and at the time of the notice from the IRS, was above the current market rate. Our Manager was able to lease the entire 98,000 square feet of the Oakey Building to one tenant beginning August 1, 2005 at a base rent of $23.28 per square foot of GLA. The new lease is for a six-year term with staggered occupancy and rent commencement dates as follows: (i) beginning in August 2005, a total of 406 square feet of GLA was occupied and leased; (ii) beginning in October 2005, a total of 13,745 square feet of GLA was occupied and leased; (iii) beginning in August 2006, a total of 62,820 square feet of GLA is scheduled to be occupied and leased; and in January 2007, the entire 98,000 square feet of GLA is scheduled to be occupied and leased. Due to the new lease at the current market value and the staggered occupancy and commencement of rent of the new lease, we expect our 2005 rental income will be reduced by approximately $1,500,000. Our 2006 revenues to remain consistent with 2005 revenues. In 2007, we expect revenues to increase by $1,500,000 over 2006. In connection with the new lease, we will incur $2,400,000 in tenant improvements costs during 2005. On June 3, 2005, due to the reasons described above, the distribution to the Oakey investors was suspended effective July 1, 2005 through the earlier of the end of 2005 or until the sale of the property.
      Effective May 1, 2005, our Manager suspended distributions of Emerald Plaza, of which we own 4.6%. Distributions were suspended because our Manager was unable to renew a tenant lease at the property and, in accordance with the provisions of the loan agreement, the property is now subject to a lock box. On November 10, 2005, our Manager sold Emerald Plaza.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own 8.5%, were temporarily reduced from 8% to 4%, due to the occupancy decreasing from 90.7% to 83.3% at the building due to our Manager not being able to renew expiring leases. Our Manager has also agreed to defer 50% of the property management fee. Our Manager will continue to attempt to increase our occupancy and will continue an on-going evaluation of the cash requirements at the property to determine when, if at all, they will be able to increase the distributions.

Sale of Unregistered Securities
      We sold 10,000 units to 785 investors in a private placement offering, or Private Placement, which began on July 11, 2003 and ended on October 14, 2004. NNN Capital Corp., which was solely owned during the offering period by Anthony W. Thompson, the chairman and chief executive officer of our Manager, served as the dealer manager of the Private Placement. The aggregate offering price for the units sold was $50,000,000, the aggregate fees paid to NNN Capital Corp. in connection with the Private Placement were $5,149,000 of which certain amounts were reallowed to participating broker dealers. We received net proceeds from the sale of the units of $41,463,000.

Financing
      Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $32,752,000 and $23,625,000 at September 30, 2005 and December 31, 2004, respectively. Mortgages payable as a percentage of total capitalization increased to 45.4% at September 30, 2005 from 36.5% at December 31, 2004. The increase of $9,127,000 during the nine months ended September 30, 2005 compared to December 31, 2004 was due to the following: borrowings of $5,500,000 associated with the acquisition of Interwood on January 26, 2005; borrowings of $15,915,000 associated with the acquisition of Woodside on September 30, 2005; pay-off loan obligation of $4,500,000 and refinancing of $5,000,000 at Executive Center I; pay-off loan obligation of $4,000,000 and refinancing at Oakey Building which, at September 30, 2005, has an outstanding loan balance of $6,337,000; and pay-off of the mortgage loans payable of $15,110,000 associated with sales of Satellite Place and Financial Plaza on February 24, 2005 and April 13, 2005, respectively.
      At September 30, 2005 and December 31, 2004, $27,752,000, or 84.7%, and $15,125,000, or 64.0%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates.
      On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period upto $1,065,000. The loan term provides for our option of LaSalle’s prime rate or three months LIBOR plus 2.0% per annum. The loan matures on September 6, 2007. We are required to make interest-only payments. The outstanding balance of the loan as of September 30, 2005 was $6,337,000 at interest rate of 5.72% per annum.

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $120,759,000 and $160,771,000 at September 30, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt based on our ownership percentage was $12,235,000 and $19,366,000 at September 30, 2005 and December 31, 2004, respectively.

			NNN 2003		NNN 2003
		Mortgage and Other	Value Fund,	Mortgage Debt	Value Fund,
	Ownership	Debt Balance as of	LLC’s Portion	Balance as of	LLC’s Portion
Property	Percentage	September 30, 2005	of Debt	December 31, 2004	of Debt

801 K Street	18.3%	$—	$—	$41,350,000	$7,557,000
Emerald Plaza	4.6%	69,243,000	3,185,000	68,500,000	3,117,000
Enterprise Technology Center	8.5%	35,734,000	3,037,000	36,177,000	3,076,000
Executive Center II & III	38.1%	15,782,000	6,013,000	14,744,000	5,616,000

		$120,759,000	$12,235,000	$160,771,000	$19,366,000

      As of September 30, 2005, the Emerald Plaza property, of which we own a 4.6% interest, was not in compliance with certain covenants under the loan agreement with Citigroup Global Markets Realty Corp. which, if not cured by us or waived by the lender, could result in the lender exercising its remedies under the loan agreement. At September 30, 2005, the outstanding balance on the mortgage was $68,500,000 and was secured by the real property, including related intangible assets, with a carrying basis of $94,722,000. In January 2005, our Manager was unable to renew a tenant lease for 35,000 square feet, or 10%, of GLA, and, in accordance with the provisions of the loan agreement, the property is now subject to a lockbox whereby all funds received are deposited in a lockbox controlled by the lender. Once the debt service payments have been satisfied from the payments made to the lockbox, the property is entitled to receive funds available to pay budgeted operating expenses. All excess funds are deposited into a reserve account. As of September 30, 2005, all debt service obligations have been satisfied. On November 10, 2005, our Manager sold Emerald Plaza. In conjunction with the sale, the mortgage debt was paid in full.
      On August 1, 2005, the mortgage with LaSalle at the Executive Center II & III property matured. We extended the maturity date of the loan until October 31, 2005 and for a fee to the lender of $30,000, on November 14, 2005, we further extended maturity date of the loan until December 31, 2005. At September 30, 2005, the outstanding balance on the mortgage loan was $14,582,000.

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at September 30, 2005. The notes bear interest at 8% per annum and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Emerald Plaza:
02/07/05	$232,000	$11,000
03/04/05	232,000	11,000
04/06/05	279,000	13,000
Executive Center II & III:
06/09/05	1,000,000	381,000
09/12/05	200,000	76,000

Total	$1,943,000	$492,000

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
Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of September 30, 2005 and December 31, 2004, some of our properties including properties held for sale, were subject to existing mortgages which had an aggregate principal amount outstanding of $32,752,000 and $23,625,000, respectively, which consisted of $5,000,000, or 15.3%, and $8,500,000, or 36.0%, allocable to fixed rate debt at a weighted-average interest rate of 10.0% per annum and 10.3% per annum as of September 30, 2005 and December 31, 2004, respectively. Of the total debt, $27,752,000, or 84.7%, and $15,125,000, or 64.0%, as of September 30, 2005 and December 31, 2004, respectively, was variable rate debt at a weighted-average interest rate of 6.8% per annum and 4.9% per annum as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, the weighted-average interest rate on our outstanding mortgages was 7.3% per annum and 6.8% per annum, respectively.
Contractual Obligations
      The following table provides information with respect to the maturities, scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt at September 30, 2005. The table does not reflect available extension options.

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — fixed rate debt	$—	$5,000,000	$—	$—	$5,000,000
Interest payments — fixed rate debt	125,000	875,000	—	—	1,000,000
Principal payments — variable rate debt	—	11,837,000	15,915,000	—	27,752,000
Interest payments — variable rate debt (rate as of September 30, 2005)	480,000	3,334,000	870,000	—	4,684,000

Total	$605,000	$21,046,000	$16,785,000	$—	$38,436,000

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

Prior Performance Tables
      In connection with our offering of the sale of our Units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Advisor. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Our Manager continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to unit holders prior to year end regarding the prior performance tables.
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
Subsequent Events
      On October 13, 2005, we purchased a 3.0% TIC interest in the Executive Center II & III property from an existing unaffiliated TIC for $481,000, of which our Manager reimbursed us $40,000. Our Manager also paid the TIC $69,000. As a result of the purchase, we increased our ownership in the property from 38.1% to 41.1%.
      On October 14, 2005, we purchased 100% of 1590 South Daniels, a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured home on a 1,120 square foot basement, located in Heber City, Utah. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We intend to explore development of the land into public storage units.
      On October 18, 2005, the Executive Center II & III property borrowed $240,000 from Cunningham. The note bears interest at a rate of 8.0% per annum and is due one year from origination.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own 8.5%, were reduced from 8% to 4%, as a result of a decrease in occupancy from 90.7% to 83.3% because of our Manager’s inability to renew expiring leases. Effective November 1, 2005, our Manager has agreed to defer 50% of its property management fee. Our Manager will continue its efforts to lease the property.
      On November 10, 2005, our Manager sold the Emerald Plaza Building, located in San Diego, California, of which we own 4.6%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $2,368,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $962,000. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham were paid in full.
      On November 11, 2005, we received a fully executed agreement, dated November 3, 2005, entered into by our Manager to sell the Oakey Building located in Las Vegas, Nevada, of which we own a 75.4% interest, to an unaffiliated third party for a total sales price of $22,250,000. The sale, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2005. A disposition fee will be paid to Realty in an amount to be determined.

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
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of September 30, 2005, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total

Fixed rate debt — principal payments	$—	$—	$5,000,000	$—	$—	$—	$5,000,000
Average interest rate on maturing debt	—	—	10%	—	—	—	10%
Variable rate debt — principal payments	$—	$—	$11,837,000	$15,915,000	$—	$—	$27,752,000
Average interest rate on maturing debt	—	—	6.17%	7.21%	—	—	6.77%
      The weighted-average interest rate of our mortgage debt as of September 30, 2005 was 7.26% per annum. At September 30, 2005, our mortgage debt consisted of $5,000,000, or 15.3%, of the total debt at a fixed interest rate of 10.00% per annum and $27,752,000, or 84.7%, of the total debt at a variable interest rate of 6.77% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of September 30, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $139,000 or 7.4%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to us, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and our chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this Quarterly Report, we continued an evaluation or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) under the supervision and with the participation of our principal executive officer, our principal financial officer and our Manager, together with the Board of Managers, which is acting in the capacity of our audit committee.
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
      On July 25, 2005, the Board of Managers appointed a chief financial officer for our company with considerable experience in public company financial reporting and GAAP compliance. In addition, we have hired additional accountants with considerable experience. These persons have undertaken a number of initiatives, as described above, consistent with improving the quality of our financial reporting. On September 9, 2005, the Board of Managers appointed a chief executive officer.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC rules and forms.
      (b) Changes in internal control over financial reporting. During the three months ended September 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel, including a controller with considerable real estate experience; we continued the design process for design and implementation of our policies and procedures including designing and implementing a training program; and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.

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

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      The Board of Managers continues to consider a variety of potential strategic initiatives, including how we will address the errors in the prior performance tables described above. We expect to provide additional information to unit holders prior to year end regarding the prior performance tables.

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

NNN Capital Corp. were reallowed to participating broker dealers. We received net proceeds from the sale of the units of $41,463,000.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      On September 9, 2005, our Manager entered into a contract on our behalf with an unaffiliated third party for the sale of our wholly owned property, Southwood Tower. The contracted sales price is $9,373,000. Subject to the satisfaction of usual closing conditions, we expect that this transaction will close in the fourth quarter of 2005. We anticipate that our cash proceeds will be $7,600,000 after closing costs and other transaction expenses and that our gain on the sale will be approximately $3,200,000. A property disposition fee of $94,000, or approximately 1.0% of the sales price, will be paid to Realty, of which 75% will be passed through to our Manager pursuant to the Realty-Triple Net Agreement. Upon the closing of the transaction, we will pay an unaffiliated third party broker a real estate commission of $375,000, or 4.0% of the sales price. The summary description of the purchase agreement and the addendum thereto that are included in this Quarterly Report are not intended to be complete and are qualified in their entirety by reference to the Agreement for Purchase and Sale of Real Property and Escrow Instructions and the Addendum to Purchase Agreement, which are attached as Exhibits 10.6 and 10.7, respectively, to this Quarterly Report.

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

NNN 2003 Value Fund, LLC
(Registrant)

By:	/s/ Richard T. Hutton, Jr.

Richard T. Hutton, Jr.
Chief Executive Officer

By:	/s/ Kelly J. Caskey

Kelly J. Caskey
Chief Financial Officer
Date: November 14, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated June 19, 2003, (included as Exhibit 3.1 to our Form 10 filed by us on May 2, 2005 and incorporated herein by reference).
10.1		Purchase and Sale Agreement and Escrow Instructions dated as of July 1, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to the Form 8-K filed by us on October 7, 2005 and incorporated herein by reference).

10.2		First Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 12, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.02 to the Form 8-K filed by us on October 7, 2005 and incorporated herein by reference).

10.3		Second Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 1, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to the Form 8-K filed by us on October 7, 2005 and incorporated herein by reference).

10.4		Addendum To and Assignment Of Real Estate Purchase Contract and Receipt for Deposit Phase I by and between PS Business Parks, L.P. and Triple Net Properties, LLC dated as of September 26, 2005 (included as Exhibit 10.04 to the Form 8-K filed by us on October 7, 2005 and incorporated herein by reference).

10.5		Third Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 29, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.05 to the Form 8-K filed by us on October 7, 2005 and incorporated herein by reference).

10	.6*	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NNN VF Southwood Tower, LP and Rancho Pacific Development dated as of August 8, 2005.

10	.7*	Addendum to Purchase Agreement by and between NNN VF Southwood Tower, LP and Rancho Pacific Development dated as of September 9, 2005.

10	.8*	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 3, 2005, by and between NNN Oakley Building 2003, LLC and Trans-Aero Land & Development Corporation.

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.