Form 10-K
period 2005-12-31
NNN 2003 VALUE FUND LLC
filed 2006-03-30
CIK 1260429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 200
Santa Ana, California 92705
(Address of principal executive offices)
(877) 888-7348
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class:	on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:

Class A LLC Membership Interests
Class B LLC Membership Interests
Class C LLC Membership Interests
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $50,000,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
      As of March 30, 2006, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(a Delaware limited liability company)

i

PART I

Item 1.	Business
OUR COMPANY
      NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. The use of the words, “we”, “us”, or “our” refers to 2003 Value Fund and its subsidiaries. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or “value-added” properties. As of December 31, 2005, we have interests in eight properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 951,000 square feet, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. At December 31, 2005, 66.8% of the total GLA of our consolidated properties was leased. At the time of our formation, our principal objectives were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.
      Triple Net Properties, LLC, or our Manager, is responsible for managing our day-to-day operations and assets pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. While we have no employees, certain employees of our Manager provide services to us in connection with the Operating Agreement. Richard T. Hutton, Jr., our chief executive officer, also serves as a member of our Manager’s board of managers, or the Board of Managers, and as our Manager’s executive vice-president and chief investment officer. Our Manager is 36% owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. In addition, Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager and a member of its Board of Managers. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. Our unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
      Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and the telephone number is (877) 888-7348. We make our periodic and current reports available on our Manager’s website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or SEC. They will also be available in print to any unit holder upon request. We do not maintain our own website or have an address separate from our Manager. Since we pay a management fee to our Advisor, we do not pay rent for the use of its space.
CURRENT INVESTMENT OBJECTIVES AND POLICIES
Business Strategy
      Our primary business strategy is to purchase properties with greater than average appreciation potential and realize gains upon disposition of the properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases, we expect to increase the value of the land by preparing the land for development.

We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Acquisition Strategies
      We believe, based on our Manager’s prior real estate experience, that our Manager has the ability to identify properties capable of meeting our current investment objectives. In evaluating potential acquisitions, the primary factor we consider is the “value-added” investment potential of a property. We define “value-added” investing as investing in properties with a higher than average potential for capital appreciation by:

•	targeting real estate in markets in an early stage of economic recovery;

•	targeting unstabilized assets with significant lease-up opportunity;

•	targeting assets in mature markets with existing rents below-market and significant near-term lease rollover; and

•	targeting assets with solvable property-specific issues or development opportunities.
      In addition, we consider a number of other factors relating to a property, including, without limitation, the following:

•	current and projected cash flow;

•	geographic location and type;

•	construction quality and condition;

•	ability of tenants to pay scheduled rent;

•	lease terms and rent roll, including the potential for rent increases;

•	potential for economic growth in the tax and regulatory environment of the community in which the property is located;

•	potential for expanding the physical layout of the property;

•	occupancy and demand by tenants for properties of a similar type in the same geographic vicinity;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	competition from existing properties and the potential for the construction of new properties in the area; and

•	treatment under applicable federal, state and local tax and other laws and regulations.
      Our Manager has total discretion with respect to the selection of properties for acquisition, the percent of ownership we acquire and the type of ownership interest we purchase in a given property.
      We will not close the purchase of any property unless and until we obtain at least a Phase I environmental assessment for that property and we are generally satisfied with the environmental status of the property.

      In purchasing properties, we will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of, or demand for, similar competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	periods of high interest rates and tight money supply which may make the sale of properties more difficult;

•	tenant turnover; and

•	general overbuilding or excess supply in the market area.
      As of December 31, 2005, we have interests in eight properties, including five consolidated interests in office properties aggregating GLA, of 951,000 square feet, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. We may purchase interests in properties where the other entities are participating in tax-free exchanges arranged by our Manager. In connection with any reinvestment of sales proceeds in connection with a tax-free exchange, our Manager or its affiliates may earn commissions. Other methods of acquiring a property may be used when advantageous. For example, we may acquire properties through joint ventures.
      We generally acquire properties with cash and mortgage or other debt; however, we may also acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price for such properties in cash. In the case of properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans, if any, would be used to acquire additional properties to potentially increase our cash flow.
      As of December 31, 2005, three of our consolidated properties are located in Texas and one in each of Nevada, Oregon and Utah. Our consolidated properties were 66.8% leased as of December 31, 2005.
      To assist us in meeting our objectives, our Manager and its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating our acquisition of such property. They may also borrow money; obtain financing or complete construction of properties on our behalf. We may also acquire properties from the entities managed by our Manager. Such acquisitions must be approved by a majority of the Board of Managers and supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by our Board of Managers.
Disposition Strategies
      We consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell the property at a price we believe would provide an attractive return to our unit holders;

•	our ability to recycle capital into other properties consistent with our business strategy;

•	our desire to exit non-performing markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.
      Our Manager has total discretion with respect to the disposition of our properties.
Operating Strategies
      Our primary operating strategy is to acquire suitable properties that meet our acquisition standards and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	aggressively leasing available space through targeted marketing, augmented where possible by the personnel in our Manager’s local asset and property management offices;

•	re-positioning our properties to include, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants;

•	controlling operating expenses by centralization of asset and property management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	financing acquisitions and refinancing properties when favorable terms are available to increase cash flow.
FINANCING POLICIES
      As of December 31, 2005, we have financed our investments through a combination of equity as well as secured debt. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2005, 55.6% of our outstanding debt at our consolidated properties had a fixed interest rate, which limits the risk of fluctuating interest rates.
      As of December 31, 2005, five of our consolidated properties were subject to existing mortgages with an aggregate principal balance of $93,492,000, consisting of $52,000,000, or 55.6%, of fixed rate debt at a weighted-average interest rate of 6.2% per annum and $41,492,000, or 44.4%, of variable rate debt at a weighted-average interest rate of 7.7% per annum.
      In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into are those which are used for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.
TAX STATUS
      We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
DISTRIBUTION POLICY
      We have three classes of units with different rights with respect to distributions. As of December 31, 2005 and 2004, 4,000 Class A units were issued, 3,200 Class B units were issued, and 2,800 Class C units were issued. The rights and obligations of all unit holders are governed by the Operating Agreement.

COMPETITION
      We compete with a considerable number of other real estate companies seeking to purchase and sell properties and lease space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
      When we dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds than our estimated liquidation proceeds.
      As of December 31, 2005, we hold interests in properties located in Texas, Oregon, Nevada, California, and Utah. Other entities managed by our Manager or its affiliates also own property interests in some of the same regions in which we own property interests and such properties are managed by Realty. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Manager or Realty. Our Manager or Realty have interests that may vary from our interests in such geographic markets.
GOVERNMENT REGULATIONS
      Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
      Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.
      Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
SIGNIFICANT TENANTS
      As of December 31, 2005, one of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Heritage Capital Corporation	$1,575,000	14.5%	3500 Maple	75,000	06/30/15

*	Annualized rental income is based on contractual base rent from leases in effect at December 31, 2005.
The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.
      We are also subject to a concentration of regional economic exposure as 77.3% of our aggregate annual base rental income is generated by our consolidated properties located in Texas. Regional economic downturns in Texas could adversely impact our operations.
EMPLOYEES
      While we have no employees, certain employees of our Manager provide services to us pursuant to the terms of the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
      We are in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of commercial properties. We internally evaluate all of our properties as one industry segment and, accordingly, we do not report segment information.
Item 1A.     Risk Factors
RISK FACTORS

The pending SEC investigation of our Manager could result in lawsuits or other actions against us which could negatively impact our ability to pay distributions.
      On September 16, 2004, our Manager learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. This investigation could result in fines, penalties or administrative remedies imposed on us, which could have a material adverse impact on our results of operations and ability to pay distributions to our unit holders.

Erroneous disclosures in the prior performance tables in our private placement offering could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a generally accepted accounting principles, or GAAP, basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is a total overstatement of our Manager’s program and aggregate portfolio operating results in an amount of approximately $1,730,000 for cash generated after payment of cash distributions. The overstatement of results could result in lawsuits or other actions against us which could create added liability for us and could reduce the expected cash available for distribution to our unit holders.

We expect to incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.
      As a result of our obligation to register our securities with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are subject to Exchange Act Rules and related reporting requirements. This compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley, are expected to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create the potential for new legal bases for administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing our risks of liability and potential sanctions.

We could be treated as a publicly-traded partnership for U.S. federal income tax purposes.
      We could be deemed to be a publicly-traded partnership for U.S. federal income tax purposes if our interests are either (i) traded on an established securities market, or (ii) readily tradable on a secondary market (or the substantial equivalent thereof). If we are treated as a publicly-traded partnership, we may be taxed as a corporation unless we meet certain requirements as to the nature of our income. In such circumstances, our income (including gains from the sale of our assets, if any) would be subject to corporate-level tax, which could reduce distributions to you. While we do not believe that we will be taxable as a corporation, we have not requested a ruling from the IRS and there can be no assurance that the IRS will not successfully challenge our status as a partnership.

Distributions by us have and will in the future continue to include a return of capital.
      In 2004 and 2005, 54.0% and 1.7%, respectively, of the distributions paid by us represented a return of capital, and any future distributions payable to our unit holders will include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s tax capital account. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gain.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our unit holders’ investment and our unit holders may lose some or all of their investment.
      By owning units, our unit holders will be subjected to the significant risks associated with owning real estate. The performance of our unit holders’ investment in us is subject to risks related to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
      If our assets decrease in value, the value of our unit holders’ investment will likewise decrease and they could lose some or all of their investment.

Our acquisition of “value-added” properties increases the risk of owning real estate and could adversely affect our results of operations, our ability to make distributions to our unit holders and our ability to dispose of properties in a timely manner.
      Our acquisition strategy of purchasing “value-added” properties subjects us to even greater risks than those generally associated with investments in real estate. Value-added properties generally have some negative component, such as location in a poor economic market, significant vacancy, lower than average leasing rates or the need for capital improvements. If we are unable to take advantage of the value-added component following our acquisition of a property, we may be unable to generate adequate cash flows from that property. In addition, if we desire to sell that property, we may not be able to generate a profit or even recoup our original purchase price. As a result, our investment in value-added properties could reduce the amount of cash generated from our results of operations, our ability to make distributions to our unit holders and our ability to profitably dispose of our properties.

Our properties face significant competition.
      We face significant competition from other property owners, operators and developers. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we are willing to provide. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could reduce distributions to our unit holders. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our results of operations, liquidity and financial condition, which could reduce distributions to our unit holders. In the event that we elect to acquire additional properties, we will compete with other buyers who are also interested in acquiring such properties, which may result in an increase in the cost that we pay for such properties or may result in us ultimately not being able to acquire such properties. At the time we elect to dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

Competition with entities that have greater financial resources may limit our investment opportunities.
      We compete for investment opportunities with entities with substantially greater financial resources. These entities may be able to accept more risk than we can manage wisely. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties. In addition, we believe that competition from entities organized for purposes similar to ours has increased and is likely to increase in the future.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our unit holders.
      Our investments are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our unit holders depend upon the ability of the tenants at our properties to generate enough income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’ ability to make lease payments to us and, consequently, would substantially reduce both our income from operations and our ability to make distributions to our unit holders. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply, including space available by sublease, or a reduction in demand, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other properties, which could cause us to lose current or prospective tenants or cause us to reduce rental rates;

•	the ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.
      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to our unit holders. Moreover, as of December 31, 2005, rent paid by the ten largest tenants at our consolidated properties represented 73.1% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.
      Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that it will be able to dispose of a property when we want or need to. Consequently, the sale price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.
      Our portfolio lacks geographic diversity due to its limited size and the fact that as of December 31, 2005 we own properties in only five states: Texas, Oregon, Nevada, California and Utah. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from our interests in such states.

Our properties may face competition from other properties owned, operated or managed by our Manager or its affiliates.
      At December 31, 2005, our Manager, G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund and Realty currently own, operate or manage properties that may compete with our properties in Texas, Oregon, Nevada, California and Utah. These properties may compete with our properties, which may affect: (i) our ability to attract and retain tenants, (ii) the rents we are able to charge, and (iii) the value of our investments in our properties. Our Manager’s or its affiliates’ interest in, operation of, or management of these other properties may create conflicts between our Manager’s fiduciary obligations to us and its fiduciary obligations to, or pecuniary interest in, these competing properties. Our Manager’s management of these properties may also limit the time and services that our Manager devotes to us because it will be providing similar services to these other properties.

Our properties depend upon the Texas economy and the demand for commercial property.
      As of December 31, 2005, we had a 77.3% concentration of tenants in our Texas properties, based on aggregate annual rental income. We are susceptible to adverse developments in Texas (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Texas state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, Texas commercial property market (such as oversupply of or reduced demand for commercial property). Any adverse economic or real estate developments in Texas, or any decrease in demand for office space resulting from Texas’ regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders. We cannot assure the continued growth of the Texas economy or the national economy or our future growth rate.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
      We endeavor to maintain comprehensive insurance on each of the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties.

Our co-ownership arrangements with affiliated entities may not reflect solely our unit holders’ best interests and may subject these investments to increased risks.
      We have acquired our interests in the Oakey Building, Enterprise Technology Center and Executive Center II & III properties through co-ownership arrangements with one or more affiliates of our Manager and/or entities that are also managed by our Manager. The terms of these co-ownership arrangements may be more favorable to the other co-owners than to our unit holders. In addition, key decisions, such as sales, refinancing and new or amended leases, must be approved by the unanimous consent of the co-owners.

Our co-ownership arrangements contain risks not present in wholly-owned properties.
      Investing in properties through co-ownership arrangements, including investments held as tenant in common, or TICs, or interests in limited liability companies, subjects that investment to risks not present in a wholly-owned property, including, without limitation, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may be unable to make required payments on loans under which we are jointly and severally liable;

•	the risk that the co-owner(s) may breach the terms of a loan secured by a co-owned property, thereby triggering an event of default that affords the lender the right to exercise all of its remedies under the loan documents, including possible foreclosure of the entire property; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.
      Actions by co-owner(s) might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our unit holders. The co-ownership arrangements generally limit our ability to manage properties in our sole judgment and best interests including, without limitation, decisions regarding capital improvements, renewing or entering new tenant leases, refinancing a property or selling a property. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem it best for our unit holders.

There is currently no public market for our units. Therefore, it will likely be difficult for our unit holders to sell their units and, if our unit holders are able to sell their units, they will likely do so at a substantial discount from the price they paid.
      There currently is no public market for our units. Additionally, the Operating Agreement contains restrictions on the ownership and transfer of our unit holders’ units, and these restrictions may inhibit their ability to sell their units. It may be difficult for our unit holders to sell their units promptly or at all. If our unit holders are able to sell their units, they may only be able to do so at a substantial discount from the price they paid.

Our success is dependent on the performance of our Manager as well as key employees of our Manager.
      We are externally managed by our Manager. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Manager and its key employees in the acquisition and disposition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our Manager’s key employees include Anthony W. Thompson, Louis J. Rogers, Talle A. Voorhies, Jack R. Maurer, Scott D. Peters, Andrea R. Biller and Richard T. Hutton, Jr. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations may not generate as much cash as expected.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.
      We rely on borrowings and other external sources of financing to partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2005, we had $93,492,000 of debt outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
      In addition, if we cannot meet our required mortgage payment obligations, the property or properties subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
      The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.
      If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from property securing the loan, we would no longer have any discretion over the use of the income, which may prevent us from making distributions to our unit holders.

The pending SEC investigation of our Manager could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.
      We rely on debt financing for our acquisition of new investments and for meeting capital expenditure obligations, among other things. The SEC investigation of our Manager described above, or any other related enforcement action by government authorities against our Manager or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.
      The commercial real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

Since our cash flow is not assured, we may not pay distributions in the future.
      Our ability to pay distributions may be adversely affected by the risks described herein. We cannot assure our unit holders that we will be able to pay distributions in the future at the same level or at all. We also cannot assure our unit holders that the level of our distributions will increase over time or the receipt of income from additional property acquisitions will necessarily increase our cash available for distribution to our unit holders.

Our Manager’s past performance is not a predictor of our future results.
      Neither the track record of our Manager in managing us, nor its performance with entities similar to ours, shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Manager. Our Manager’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.

We do not expect to register as an investment company under the Investment Company Act of 1940 and, therefore, we will not be subject to the requirements imposed on an investment company by such Act.
      We believe that we will not operate in a manner that requires us to register as an “investment company” under the Investment Company Act of 1940, or the Act. Investment companies subject to this Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

      Many of these requirements are intended to provide benefits or protections to security holders of investment companies. Because we do not expect to be subject to these requirements, our unit holders will not be entitled to these benefits or protections.
      In order to maintain our exemption from regulation under the Act, we must engage primarily in the business of buying real estate. In addition, in order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may reduce the cash available for distribution to unit holders and possibly lower our unit holders’ returns.

If we are required to register as an investment company under the Act, the additional expenses and operational limitations associated with such registration may reduce our unit holders’ investment return.
      We do not expect that we will operate in a manner that requires us to register as an “investment company” under the Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities,” as such term is defined under this Act, and the value of such assets exceeds 40% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.
      If we held investment securities and the value of these securities exceeded 40% of the value of our total assets we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and our unit holders’ investment return.
      If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business.
Conflicts of Interest

The conflicts of interest described below may mean we will not be managed solely in the best interests of our unit holders.
      Our Manager’s key executives and members of its Board of Managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than the interests of our unit holders.
      Under the Operating Agreement, there are no restrictions on our Manager, or any of our members or executive officers, from engaging in or possessing an interest in any other business or venture of any nature, whether or not competitive with us. Moreover, our Manager also advises G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC and other private programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of our Manager’s officers and managers also serve as officers and directors of G REIT, Inc. and T REIT, Inc. Mr. Thompson, members of the Board of Managers and key executives of our Manager collectively own approximately 43% of our Manager.
      As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Manager and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager devotes to us, because it will be providing similar services to G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the acquisition of properties with other real estate entities that are also advised by our Manager and its affiliates.
      If our Manager or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our unit holders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to unit holders as these agreements otherwise would have been.
      Any existing or future agreements between us and our Manager, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect your interests as a unit holder. For example, the Operating Agreement and the Management Agreement were not the result of arm’s length negotiations. As a result, these agreements may be relatively more favorable to the other counterparty than to us.

Item 2.	Properties
      As of December 31, 2005, we owned five consolidated office properties located in Texas, Oregon and Nevada with an aggregate GLA of 951,000 square feet and a 9.05 acre land parcel located in Utah. We also owned interests in two unconsolidated office properties located in Texas and California with an aggregate GLA of 751,000 square feet.
      The majority of the rental income from our properties consists of rent received under leases that provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs of the center. Under the majority of our leases, we are not currently obligated to pay the tenant’s proportionate share of real estate taxes, insurance and property operating expenses up to the amount incurred during the tenant’s first year of occupancy, or Base Year, or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and property operating expenses, or expense stop. The tenant pays their pro rata share of an increase in expenses above the Base Year or expense stop.

      The following table presents certain additional information about our consolidated and unconsolidated properties (excluding our undeveloped land parcel) at December 31, 2005:

									Annual
						Annual	% Total	Physical	Rent Per
		GLA	% of	%	Date	Rent	of Annual	Occupancy	Sq Ft
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	(1)	Rent	(2)	(3)

Consolidated Properties:
Executive Center I	Dallas, TX	205,000	21.6%	100.0%	12/30/03	$763,000	7.0%	21.3%	$17.50
Interwood	Houston, TX	80,000	8.4	100.0%	01/26/05	1,012,000	9.3	65.0	19.47
Woodside Corp Park	Beaverton, OR	193,000	20.3	100.0%	09/30/05	1,649,000	15.1	57.4	14.83
3500 Maple	Dallas, TX	375,000	39.4	99.0%	12/27/05	6,636,000	61.0	88.3	20.06
Oakey Building	Las Vegas, NV	98,000	10.3	75.4%	04/02/04	830,000	7.6	100.0	8.45

Total/ Weighted Avg		951,000	100.0%			$10,890,000	100.0%	66.8%	$17.13

Unconsolidated Properties:
Enterprise Technology Center	Scotts Valley, CA	381,000		8.5%	05/07/04	$8,570,000		83.8%	$11.51
Executive Center II & III	Dallas, TX	370,000		41.1%	08/01/03	3,681,000		83.3	27.80

Totals/ Weighted Avg.		751,000				$12,251,000		83.5%	$18.31

(1)	Annualized rental income is based on contractual base rent from leases in effect at December 31, 2005.

(2)	As of December 31, 2005, approximately 66.8% of the total GLA in our consolidated properties was leased.

(3)	Average annual rent per occupied square foot at December 31, 2005.
      Our investments in unconsolidated real estate consist of certain investments where we have purchased a membership interest in a limited liability company that has invested in a property or a direct TIC ownership in a property. The following table presents certain additional information regarding our investments in unconsolidated properties at December 31, 2005:

		%	December 31,
Property:	Location:	Owned	2005

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,638,000
Executive Center II & III	Dallas, TX	41.1%	2,993,000

Total			$5,631,000

      The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.

      The following is a summary of our ownership information for the properties in which we own an interest as of December 31, 2005:
NNN 2003 Value Fund, LLC
      The following is a summary of our ownership information for the properties in which we own less than a 100% interest:
3500 Maple Ownership
      The following is a summary of our relationships with entities with ownership interests in the 3500 Maple property as of December 31, 2005.

Oakey Building Ownership
      The following is a summary of our relationships with entities with ownership interests in the Oakey Building property as of December 31, 2005.
Enterprise Technology Center Ownership
      The following is a summary of our relationships with entities with ownership interests in Enterprise Technology Center property as of December 31, 2005.

Executive Center II & III Ownership
      The following is a summary of our relationship with entities with ownership interests in the Executive Center II & III property as of December 31, 2005.
Lease Expirations
      The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2005, by number, square feet, percentage of leased area, annual base rent, and percentage of annual rent.

			% of		% of Total
		Total Sq.	Leased Area	Annual Rent	Annual Rent
	Number	Ft. of	Represented	Under	Represented by
	of Leases	Expiring	by Expiring	Expiring	Expiring
Year Ending December 31	Expiring	Leases	Leases	Leases	Leases(1)

2006	9	21,000	3.4%	$370,000	3.4%
2007	14	83,000	13.3	1,401,000	12.9
2008	3	29,000	4.6	743,000	6.8
2009	11	62,000	9.9	1,055,000	9.7
2010	5	39,000	6.3	639,000	5.9
2011	18	140,000	22.4	1,675,000	15.4
2012	2	12,000	1.9	236,000	2.2
2013	4	56,000	9.0	1,006,000	9.2
2014	2	52,000	8.3	1,012,000	9.3
2015	12	128,000	20.5	2,624,000	24.1
Thereafter	1	2,000	0.4	48,000	0.4

Total	81	624,000	100.0%	$10,809,000	99.3%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2005, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Geographic Diversification; Concentration Table
      The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2005.

			Approximate		Approximate
		Aggregate	% of	Current	% of
	No. of	Rentable	Rentable	Annual Base	Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Texas	3	660,000	69.4%	$8,411,000	77.3%
Oregon	1	193,000	20.3	1,649,000	15.1
Nevada	1	98,000	10.3	830,000	7.6
Utah	1	—	—	—	—

Total	6	951,000	100.0%	$10,890,000	100.0%

Indebtedness
      At December 31, 2005, we had secured mortgage loans outstanding on five of our consolidated properties, representing aggregate indebtedness in the principal amount of $93,492,000 consisting of $52,000,000 or 55.6%, of fixed rate debt at a weighted-average interest rate of 6.2% per annum and $41,492,000, or 44.4%, variable rate debt at a weighted -average interest rate of 7.7% per annum.

Item 3.	Legal Proceedings

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is a total overstatement of our Manager’s program and aggregate portfolio operating results in an amount of approximately $1,730,000 for cash generated after payment of cash distributions.
      The Board of Managers has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a more detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed as Appendix A to Amendment No. 5 to our Registration Statement on Form 10, filed on March 17, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for and Distributions on Units and Related Security Holder Matters
Market Information
      During the period covered by this report, there was no established public trading market for our units.
Unit Holders
      As of December 31, 2005, there were 825 unit holders of record with 324, 246 and 262 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.
Distributions
      The Operating Agreement provides that Class A unit holders receive a 10% priority return, Class B unit holders receive a 9% priority return and Class C unit holders receive an 8% priority return.
      The distributions declared per Class A unit in each quarter of 2005 and 2004 were as follows:

Quarters Ended	2005	2004

March 31	$88	$88
June 30	$88	$88
September 30	$88	$88
December 31	$88	$88
      The distributions declared per Class B unit in each quarter of 2005 and 2004 were as follows:

Quarters Ended	2005	2004

March 31	$88	N/A
June 30	$88	$88
September 30	$88	$88
December 31	$88	$88

      The distributions declared per Class C unit in each quarter of 2005 and 2004 were as follows:

Quarters Ended	2005	2004

March 31	$88	N/A
June 30	$88	N/A
September 30	$88	$59
December 31	$88	$88
      Our quarterly distribution rate during 2004 and 2005 has been $352 per unit on an annualized basis, or 7.0% per annum. In the event we cannot make the distributions from operations, we may use one of the following sources of funds to pay distributions: short-term debt; long-term debt; and proceeds from the sale of one or more of our properties.
Distribution Policy
      The declaration of distributions is determined by the Board of Managers who will determine the amount of distributions on a regular basis. The amount of distributions will depend on our actual cash flow, financial condition, capital requirements and such other factors the Board of Managers may deem relevant.
Equity Compensation Plan Information
      We have no equity compensation plans as of December 31, 2005.

Item 6.	Selected Financial Data
      The following sets forth our selected consolidated financial and operating information on a historical basis. The following should be read with the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto.

SELECTED FINANCIAL DATA
NNN 2003 VALUE FUND, LLC
(a Delaware limited liability company)

	December 31,

Selected Financial Data(1)	2005	2004	2003

BALANCE SHEET DATA:
Total assets	$145,190,000	$67,334,000	$14,114,000
Mortgage loans payable, including properties held for sale	93,492,000	23,625,000	4,500,000
Unit holders’ equity	40,521,000	37,102,000	7,628,000
Book value per unit	$4,052.10	$3,710.20	$4,042.40

			For the Period from
			June 19, 2003
	Years Ended December 31,		(Date of Inception)
			through
	2005	2004	December 31, 2003

OPERATING DATA (BY YEAR):
Rental income	$2,194,000	$653,000	$—
Rental expenses	$1,714,000	$1,084,000	$11,000
General and administrative expense	$1,298,000	$339,000	$7,000
Interest expense	$1,158,000	$638,000	$—
Income (loss) from continuing operations	$185,000	$(2,157,000)	$(116,000)
Income (loss) from discontinued operations	$926,000	$(145,000)	—
Gain on sale of real estate	$5,802,000	—	—
Net income (loss)	$6,913,000	$(2,302,000)	$(116,000)
Net income (loss) per unit:
Continuing operations — basic and diluted(2)	$18.50	$(350.28)	$(178.74)
Discontinued operations — basic and diluted(2)	672.80	(23.54)	—

Net income (loss) per unit — basic and diluted(2)	$691.30	$(373.82)	(178.74)

Distributions declared	$3,493,000	$1,908,000	$35,000
Distributions per common unit(2)	$349.30	$309.84	$53.93
Weighted-average number of units outstanding — basic and diluted(2)	10,000	6,158	649
OTHER DATA:
Cash flows provided by operating activities	$238,000	$2,476,000	$174,000
Cash flows used in investing activities	$(64,529,000)	$(45,158,000)	$(9,932,000)
Cash flows provided by financing activities	$65,155,000	$49,953,000	$12,383,000
Number of consolidated properties at year end	6	5	1
Rentable square feet	951,000	649,000	208,000
Occupancy of consolidated properties	66.8%	62.4%	21.4%

(1)	The above selected financial data should be read in conjunction with the historical consolidated financial statements and related notes appearing elsewhere in this report.

(2)	Net income (loss) and distributions per unit are based upon the weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 6: “Selected Financial Data” and our consolidated financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our financial position as of December 31, 2005 and 2004, together with results of operations for the years ended December 31, 2005 and 2004, and for the period from June 19, 2003 (date of inception) through December 31, 2003, and the cash flows for the years ended December 31, 2005 and 2004, and for the period from June 19, 2003 (date of inception) through December 31, 2003.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; interest rates; our ability to service our debt, competition; supply and demand for operating properties in our current and proposed market areas; accounting principles generally accepted in the United States, or GAAP, and policies and guidelines applicable to us; our ongoing relationship with our Manager (as defined below); and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Manager. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We are a Delaware limited liability company which was formed on June 19, 2003 to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have a higher than average potential for capital appreciation, or value added properties. Our current investment objectives are to: (1) have the potential within one to five years, subject to market conditions, to realize income on the sale of our properties; (2) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (3) make monthly distributions to the unit holders from cash generated from operations and capital transactions.
      As of December 31, 2005, we have interests in eight properties, including five consolidated interests in office properties, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties. At December 31, 2005, 66.8% of the total gross leaseable area, or GLA, of our consolidated properties was leased.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. Richard T. Hutton, Jr., our chief executive officer, also serves as a member of our Manager’s board of managers, or the Board of Managers, and as our Manager’s executive vice-president and chief investment officer.
Business Strategy
      Our primary business strategy is to purchase properties with greater than average appreciation potential, and realize gains upon disposition of our properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
2005 Acquisitions
      We acquired interest in the following properties during 2005:

Consolidated Properties

Interwood — Houston, Texas
      On January 26, 2005, we purchased a 100% interest in the Interwood property, an 80,000 square foot, two-story office building located in Houston, Texas. The property was purchased from an unaffiliated third party for a purchase price of $8,000,000. We financed the property with a two-year $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle, which bears interest at one-month LIBOR plus 300 basis points, requiring interest-only payments. Realty was paid a sales commission of $250,000, or 3.1%, of the purchase price, of which 75.0% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Woodside Corporate Park — Beaverton, Oregon
      On September 30, 2005, we purchased five office buildings at Woodside Corporate Park, or the Woodside property, totaling 193,000 square feet of GLA from an unaffiliated third party for a purchase price of $22,862,000. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The property was financed with a mortgage loan from Wrightwood Capital Lender, LLC in the amount of $15,915,000, which bears interest at one-month LIBOR plus 335 basis points, requiring interest-only payments. Realty was paid a sales commission of $579,000, or 2.5% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Daniels Rd land parcel — Heber City, Utah
      On October 14, 2005, we purchased 100% of 1590 South Daniels, a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured home, located in Heber City, Utah. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We intend to explore development of the land into public storage units.

3500 Maple — Dallas, Texas
      On December 27, 2005, we purchased a 99.0% interest in 3500 Maple Avenue, a 375,000 square-foot office building located in Dallas, Texas, from an unaffiliated third party. An affiliated entity, NNN 3500 Maple, LLC, purchased the remaining 1.0% interest. The total purchase price was $66,500,000. The purchase was financed with: (i) a first mortgage loan from Wachovia Bank, National Association, or Wachovia, of $47,000,000 due in ten years with an effective fixed interest rate of 5.77% per annum, requiring interest-only payments for five years and a 30-year amortization thereafter; and (ii) a mezzanine loan from Wachovia of $11,320,000 due in ten years with a floating interest rate of 500 basis points over the 30-day LIBOR for 120 days and a floating interest rate of 1,000 basis points over the 30-day LIBOR thereafter.
Potential Property Acquisitions
      We are currently considering several other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon the following conditions, among others:

•	receipt of a satisfactory environmental survey and property appraisal for each property;

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing.
      There can be no assurance that any or all of the conditions will be satisfied.
2005 Dispositions
      We sold our interest in the following properties during 2005:

Consolidated Properties

Southwood Tower — Houston, Texas
      On December 19, 2005, we sold Southwood Tower, our wholly-owned property located in Houston, Texas, to an unaffiliated third party for a sales price of $9,373,000. Our cash proceeds were $7,493,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $2,402,000. A property disposition fee of $94,000, or 1.0% of the sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $375,000, or 4% of the sales price, were paid to unaffiliated brokers. We may reinvest the net proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Internal Revenue Code.
      As part of the sale of Southwood Tower, a leasing reserve escrow account was funded at the close of the sale with $1,148,000 which will pay for vacant space within the sold building for a period of five years. The purchaser will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements. We have accounted for this as an escrow deposit with offsetting deferred revenue. We will recognize revenue, if any, upon release of escrow funds to us.

Financial Plaza — Omaha, Nebraska
      On April 13, 2005, we sold Financial Plaza, our wholly-owned property, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of

$3,015,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On February 24, 2005, we sold Satellite Place, our wholly-owned property located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of $385,000. Realty did not receive a disposition fee upon the sale of the property.

Unconsolidated Properties

Emerald Plaza Building — San Diego, California
      On November 10, 2005, our Manager sold the Emerald Plaza Building located in San Diego, California, of which we owned a 4.6% interest, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $2,405,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $988,000. A property disposition fee of $2,250,000, or 1.8% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes payable due to Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, were paid in full.

801 K Street — Sacramento, California
      On August 26, 2005, our Manager sold 801 K Street located in Sacramento, California, of which we owned an 18.3% interest, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds were $7,244,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of approximately $2,079,000. A property disposition fee of $2,550,000, or 3.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $555,000, or 0.7% of the total sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham were paid in full.

2004 Acquisitions
      We acquired interests in the following properties during 2004:

Consolidated Properties

Oakey Building — Las Vegas, Nevada
      On April 2, 2004, we purchased a 75.4% interest in the Oakey Building, a four-story, Class A office building of 98,000 square feet located in Las Vegas, Nevada. In the purchase transaction, T REIT, Inc., an affiliated party, who is also managed by our Manager, acquired a 9.8% interest in the Oakey Building and unaffiliated members acquired the remaining 14.8%. The total purchase price for the Oakey Building was $8,137,000. Our initial investment was $6,178,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan required principal and interest payments at a fixed interest rate of 10.0% per annum until the due date of April 1, 2005. On April 1, 2005, the loan was extended until October 1, 2005 and from that date bears interest at a fixed interest rate of 8.0% per annum. The seller paid Realty a sales commission of $237,000, or 2.9% of the purchase price, of which 75.0% was passed though to our Manager pursuant to the Realty-Triple Net Agreement. On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period up to $1,065,000. The loan term provides for our option of LaSalle’s prime rate or three months LIBOR plus 2.0% per annum. The loan matures on September 6, 2007. We are required to make interest-only payments. The outstanding balance of the loan as of December 31, 2005 was $8,757,000 at interest rate of 6.29% per annum.

Southwood Tower — Houston, Texas
      On October 27, 2004 we purchased a 100% interest in Southwood Tower, a Class A office building of 79,000 square feet located in Houston, Texas. The property was purchased from an unaffiliated third party for a cash purchase price of $5,461,000. The seller paid Realty a sales commission of $159,000, or 2.9% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement

Financial Plaza — Omaha, Nebraska
      On October 29, 2004 we purchased a 100% interest in Financial Plaza, a four-story, Class A office building of 86,000 square feet located in Omaha, Nebraska. The property was purchased from an unaffiliated third party for a purchase price of $5,660,000. At acquisition, we obtained a first mortgage loan from American Express Certificate Company in the amount of $4,125,000, which bears interest at a 6-month LIBOR plus 180 basis points. The initial term of the loan is three years from the date of acquisition. The seller paid Realty a sales commission of $160,000, or 2.8% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On November 29, 2004, through our wholly-owned subsidiary, NNN VF Satellite Place, LLC, we purchased a 100% interest in Satellite Place, two single-story, Class A office buildings totaling 178,000 square feet located in Atlanta, Georgia. The property was purchased from an unaffiliated third party for a purchase price of $18,300,000. At acquisition, we obtained a first mortgage loan from LaSalle Bank National Association, or LaSalle, in the amount of $11,000,000, which bears interest at 30-day LIBOR plus 275 basis points. The initial term of the loan is six months from the date of acquisition with one six-month option to extend and an option to convert to fixed-rate debt with LaSalle in favor of the borrower anytime during the term. The seller paid Realty a sales commission of $356,000, or 1.9% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Unconsolidated Properties

801 K Street — Sacramento, California
      On March 31, 2004 we purchased an 18.3% interest in 801 K Street, a 28-story, Class A office building of 336,000 square feet located in Sacramento, California.
      Through the date of disposition, 801 K Street was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN 801 K Street, LLC	21.5%
Unaffiliated third parties (combined)	78.5%

      Through the date of disposition, NNN 801 K Street, LLC, which owns an aggregate 21.5% interest in 801 K Street, was owned by the following members, with the proportionate membership interest and interest in 801 K Street listed respectively:

	Membership Interest in	Interest in 801 K
Members	NNN 801 K Street, LLC	Street Property

NNN 2003 Value Fund, LLC	85.0%	18.3%
Unaffiliated members (combined)	15.0%	3.2%
      The property was purchased from an unaffiliated third party for a total purchase price of $65,780,000. Our total investment consisted of $12,064,000. We used the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from HSH Nordbank AG in the amount of $41,350,000. The loan bears interest at a 30-day LIBOR plus 200 basis points until the property reaches 80% leasing at which time interest was reduced to 30-day LIBOR plus 190 basis points. The first 24 months of the loan term are interest only; the last 12 months of the initial loan term are amortized with $56,250 monthly principal payments. The initial term of the loan is three years, due March 2007. The borrower had an option to extend the maturity date for two 12-month terms. The rate was 4.18% at December 31, 2004. The seller paid Realty a sales commission of $1,500,000, or 2.3% of the total purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Enterprise Technology Center — Scotts Valley, California
      On May 7, 2004, we purchased an 8.5% interest in Enterprise Technology Center, a Class A office building campus of 370,000 square feet located in Scotts Valley, California.
      As of December 31, 2005, Enterprise Technology Center was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Enterprise Technology Center, LLC	11.6%
Unaffiliated third parties (combined)	88.4%
      As of December 31, 2005, NNN Enterprise Technology Center, LLC, which owns an aggregate 11.6% interest in Enterprise Technology Center, was owned by the following members, with the proportionate membership interest and interest in Enterprise Technology Center listed respectively:

		Interest in
	Membership Interest in	Enterprise
	NNN Enterprise Technology	Technology Center
Members	Center, LLC	Property

NNN 2003 Value Fund, LLC	73.3%	8.5%
Unaffiliated members (combined)	26.7%	3.1%
      The property was purchased from an unaffiliated third party for a total purchase price of $61,300,000. Our total investment consisted of $5,233,000. We use the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from UBS Investment Bank, in the amount of $36,500,000, which bears interest at a fixed rate of 6.44%. The note requires monthly interest only payments. The initial term of the loan is 36 months and may be extended by the borrower for an additional 24 months. The seller paid Realty a sales commission of $1,800,000, or 2.9% of the total purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Emerald Plaza — San Diego, California
      On June 14, 2004, we purchased a 4.6% interest in the Emerald Plaza Building. Emerald Plaza is a Class A office tower of 355,000 square feet located in downtown San Diego, California.

      Through the date of disposition, Emerald Plaza was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties (combined)	77.6%
AWT Family, LP, a limited partnership wholly owned by Anthony W. Thompson	1.9%
      Through the date of disposition, NNN Emerald Plaza, LLC which owns an aggregate 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed, respectively:

		Interest in
	Membership Interest in	Emerald Plaza
Members	NNN Emerald Plaza, LLC	Property

NNN 2003 Value Fund, LLC	22.2%	4.6%
Unaffiliated Members (combined)	64.2%	13.2%
T REIT, Inc.	13.2%	2.7%
Affiliated Members (combined)	0.4%	0.1%
      The LLC members include T REIT, Inc, an affiliated party that is also managed by our Manager, and affiliated members, including two members of the Board of Managers.
      Emerald Plaza was purchased from an unaffiliated third party for a purchase price of $100,940,000. Our investment consisted of $4,595,000. We used the equity method of accounting to account for this investment. The property was financed with a $68,500,000 secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a variable interest rate based on 30-day LIBOR plus 245 basis points. The rate in effect at December 31, 2004 was 4.93% per annum. The seller paid Realty a sales commission of $2,940,000, or 2.9% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

2003 Acquisition
      We acquired interests in the following properties during 2003:

Consolidated Properties

Executive Center I — Dallas, Texas
      On December 30, 2003, we purchased a 100% interest in Executive Center I, a 205,000 square foot, ten story, office building, located in Dallas, Texas. The property was purchased from an unaffiliated third party for a purchase price $8,178,000. We financed the property with a $4,500,000 secured loan from Vestin Mortgage, Inc. with a fixed interest rate of 10.5% per annum. The seller paid Realty a sales commissions of $223,000, or 2.7% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Unconsolidated Properties

Executive Center II & III, Dallas, Texas
      On August 1, 2003, we, as a member of NNN Executive Center, LLC, a Texas limited liability company, purchased a 38.1% interest in Executive Center II & III, two Class A office buildings, totaling 381,000 square feet located in Dallas, Texas.

      As of December 31, 2005, Executive Center II & III is owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Executive Center, LLC	49.6%
NNN Executive Center II & III 2003, LP (wholly owned by us),	3.0%
Unaffiliated third parties (combined)	45.9%
AWT Family, LP, a limited partnership wholly owned by Anthony W. Thompson	1.5%
      As of December 31, 2005, NNN Executive Center, LLC, which owns an aggregate 49.6% interest in Executive Center II & III, is owned by the following members, with the proportionate membership interest listed respectively:

	Membership Interest
	In NNN Executive	Interest in Executive
Members	Center, LLC	Center II & III Property

NNN 2003 Value Fund, LLC	76.8%	38.1%
Unaffiliated members (combined)	23.2%	11.5%
      The property was purchased from an unaffiliated third party for a purchase price of $24,600,000. Our total investment consisted of our proportionate share of the purchase price of $9,390,000. We use the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from LaSalle in the amount of $14,950,000, which bears interest at 30-day LIBOR plus 300 basis points, with a floor of 5.0% per annum. The seller paid Realty a sales commission of $600,000, or 2.4% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      Our aggregate ownership percentage in Executive Center II & III property is 41.1% at December 31, 2005, based on our ownership in NNN Executive Center, LLC and our TIC ownership on the property.
      On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 due January 1, 2008 at a rate of the borrower’s option of either LaSalle’s prime rate plus 0.5% or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due January 1, 2008 at a rate of the borrower’s option of either LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60%, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness which is not subordinated to the Bank Loans. The waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006.
Critical Accounting Policies

Use of Estimates
      The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and properties held for sale. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Properties Held for Sale
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. In addition, a property being held for sale ceases to be depreciated. On February 24, 2005, we sold Satellite Place, on April 13, 2005, we sold Financial Plaza, on June 8, 2005, the Oakey Building was listed for sale, and on December 19, 2005, the Southwood Tower property was sold. In addition, on December 27, 2005, we purchased the 3500 Maple property and immediately listed it for sale. As a result of such sales and listing for sale, we reclassified amounts related to Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, and NNN Oakey Building, LLC and 3500 Maple property in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, NNN Oakey Building, LLC and 3500 Maple, have been excluded from our results from continuing operations for all periods presented herein. The financial results for Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, NNN Oakey Building, LLC and 3500 Maple are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheets in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale,” “Mortgage loans payable secured by properties held for sale,” “Other liabilities — properties held for sale, net” and “Minority interests — properties held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions.

Impairment
      Our properties are stated at historical cost less accumulated depreciation of fair value less costs to sell. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	a significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.
      We did not record any impairment losses during the years ended December 31, 2005 and 2004 or the period from June 19, 2003 (date of inception) through December 31, 2003.

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
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in the accompanying consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
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

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in Emerging Issues Task Force, or EITF, Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. These FSPs also includes accounting considerations accounting considerations subsequent to the recognition of an other-

than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
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

Scheduled Lease Expirations
      As of December 31, 2005, our consolidated properties were 66.8% leased to 48 tenants. 3.4% of the GLA expires during 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our unit holders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our unit holders.
      In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant, and potentially increasing costs and, our failure to comply, could result in fees, fines, penalties or administrative remedies against us.
Results of Operations
      The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions and dispositions throughout the years ended December 31, 2005 and 2004, the comparability of financial data from period to period is limited.

Comparison of the years ended December 31, 2005 and 2004

	Years Ended December 31,
				Percent
	2005	2004	Change	Change

Revenues:
Rental income	$2,194,000	$653,000	$1,541,000	236.0%

Expenses:
Rental expenses	1,714,000	1,084,000	630,000	58.1%
General and administrative	1,298,000	339,000	959,000	282.9%
Depreciation and amortization	943,000	286,000	657,000	229.7%

	3,955,000	1,709,000	2,246,000	131.4%

Loss before other income (expense) and discontinued operations	(1,761,000)	(1,056,000)	(705,000)	66.8%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,158,000)	(638,000)	(520,000)	81.5%
Interest and dividend income	416,000	86,000	330,000	383.7%
Gain on sale of marketable securities	344,000	—	344,000	100.0%
Equity in earnings (losses) and gain on sale of unconsolidated real estate	2,510,000	(682,000)	3,192,000	468.0%
Minority interests	(166,000)	133,000	(299,000)	(224.8)%

Income (loss) from continuing operations before discontinued operations	185,000	(2,157,000)	2,342,000	(108.6)%
Discontinued operations:
Gain on sale of real estate	5,802,000	—	5,802,000	100.0%
Income (loss) from discontinued operations	926,000	(145,000)	1,071,000	(738.6)%

	6,728,000	(145,000)	6,873,000	(4,740.0)%

Net income (loss)	$6,913,000	$(2,302,000)	$9,215,000	(400.3)%

Rental Income
      Rental income increased $1,541,000, or 236.0%, to $2,194,000 during the year ended December 31, 2005, compared to rental income of $653,000 for the year ended December 31, 2004. $929,000, or 60.3%, of the increase is primarily attributable to the acquisition of Interwood during 2005 and $486,000, or 31.5%, of the increase is attributable to the acquisition of Woodside during 2005.

Rental Expenses
      Rental expenses increased $630,000, or 58.1%, to $1,714,000 during the year ended December 31, 2005, compared to rental expenses of $1,084,000 for the year ended December 31, 2004. $510,000, or 81.0%, of the increase is primarily attributable to the acquisition of Interwood during 2005 and $232,000, or 36.8%, of the increase is attributable to the acquisition of Woodside during 2005. The increase is offset by savings at Executive Center I of $110,000, or 17.5%, due to increase in building maintenance and utilities during 2005.

General and Administrative Expenses
      General and administrative expenses consist primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expenses increased $959,000, or

282.9%, to $1,298,000 during the year ended December 31, 2005, compared to general and administrative expenses of $339,000 for the year ended December 31, 2004. The increases were primarily due to the increase in auditing fees of $467,000, or 48.7%, the increase in SEC preparation and filing costs of $302,000, or 31.5%, and an increase in tax preparation and legal fees of $95,000, or 9.9% during 2005.

Depreciation and Amortization Expenses
      Depreciation and amortization expense increased $657,000, or 229.7%, to $943,000 during the year ended December 31, 2005, compared to the depreciation and amortization expense of $286,000 for the year ended December 31, 2004. The increase of $611,000, or 93.0%, for the year ended December 31, 2005 was attributable to the acquisition of Interwood and Woodside during 2005.

Interest Expense
      Interest expense increased $520,000, or 81.5%, to $1,158,000 during the year ended December 31, 2005, compared to the interest expense of $638,000 during the year ended December 31, 2004. The increase is due to $710,000, or 136.5%, attributable to interest expense on mortgages for Interwood and Woodside properties acquired during 2005. The increase is offset by the payoff of the Executive Center I mortgage loan in the second quarter of 2005 and the subsequent refinancing in September 2005 resulted in a reduction of interest expense of $169,000, or 32.5%.

Interest and Dividend Income
      Interest and dividend income increased $330,000, or 383.7%, to $416,000 during the year ended December 31, 2005, compared to $86,000 during the year ended December 31, 2004. The increase was attributable to a $138,000, or $41.8%, increase due to interest income on the $2,300,000 notes receivable from the buyer of Financial Plaza, $90,000, or 27.3%, dividend income earned on our investment in marketable equity securities, and $93,000, or 28.2%, increase attributable to interest income earned in interest bearing cash accounts in the current year as a result of higher cash balances in the current year.

Equity in Earnings (Losses) and Gain on Sale of Unconsolidated Real Estate
      Equity in earnings and gain on sale of unconsolidated real estate increased by $3,192,000, or 468.0%, to income of $2,510,000 during the year ended December 31, 2005, compared to the equity in losses of $(682,000) during the year ended December 31, 2004. The increase for the year ended December 31, 2005, was primarily due to the gain on sale of 801 K Street of $2,079,000, or 65.1%, and the gain on sale of Emerald Plaza of $988,000, or 31.0%. Equity in earnings of unconsolidated real estate also includes our share of the operating results of Executive Center II & III, Enterprise Technology Center, Emerald, and 801K Street.

Minority Interests
      Minority interests (expense) income decreased by $299,000, or 224.8%, to ($166,000), during the year ended December 31, 2005 compared to the minority interest income the year ended December 31, 2004. During the year ended December 31, 2005 NNN 801 K Street, LLC’s underlying real estate asset was sold for a gain of approximately $2,079,000, and the minority interests shared in this gain. There was no comparable gain during the year ended December 31, 2004.

Income (Loss) from Continuing Operations Before Discontinued Operations
      As a result of the above items, income (loss) from continuing operations was $185,000, or $18.50 per basic and diluted unit, for the year ended December 31, 2005 compared to ($2,157,000), or ($350.28) per basic and diluted unit, for the year ended December 31, 2004.

Income (Loss) from Discontinued Operations
      Income (loss) from discontinued operations was $6,728,000, or $672.80 per basic and diluted unit, for the year ended December 31, 2005 compared to ($145,000), or ($23.54) per basic and diluted unit, for the year ended December 31, 2004. Satellite Place, Southwood Tower and Financial Plaza, were sold during the year ended December 31, 2005, with an aggregate gain on sale of $5,802,000. In addition, Oakey Building and 3500 Maple were classified as discontinued operations for the year ended December 31, 2005.

Net Income (Loss)
      As a result of the above items, net income for the year ended December 31, 2005 was $6,913,000, or $691.30 per basic and dilutive unit, compared with a net loss of $2,302,000, or $(373.82) per basic and dilutive unit, for the year ended December 31, 2004.

Comparison of the year ended December 31, 2004 to the Period From June 19, 2003 (Date of Inception) Through December 31, 2003

		For the Period
		from
		June 19, 2003
		(Date of
		Inception)
	Year Ended	through
	December 31,	December 31,		Percent
	2004	2003	Change	Change

Revenues:
Rental income	$653,000	$—	$653,000	—

Expenses:
Rental expenses	1,084,000	11,000	1,073,000	9,754.5%
General and administrative	339,000	7,000	332,000	4,742.9%
Depreciation and amortization	286,000	—	286,000	—

	1,709,000	18,000	1,691,000	9,394.4%

Loss before other income (expense) and discontinued operations	(1,056,000)	(18,000)	(1,038,000)	5,766.7%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(638,000)	—	(638,000)	—
Interest and dividend income	86,000	3,000	83,000	2,766.7%
Gain on sale of marketable securities	—	—	—	—
Minority interests	133,000	31,000	102,000	329.0%
Equity in earnings (losses) and gain on sale of unconsolidated real estate	(682,000)	(132,000)	(550,000)	416.7%

Loss from continuing operations before discontinued operations	(2,157,000)	(116,000)	(2,041,000)	1,759.5%
Discontinued operations:
Loss from discontinued operations	(145,000)	—	(145,000)	—

	(145,000)	—	(145,000)	—

Net loss	$(2,302,000)	$(116,000)	$(2,186,000)	1,884.5%

      The following discussion of results of operations for the year ended December 31, 2004 compared to the period from June 19, 2003 (date of inception) through December 31, 2003 does not contain comparable periods; however, such comparison is provided to present a discussion of general trends in the operating results of our company.

Rental Income
      Rental income increased from $0 to $653,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. The increase was attributable to a full year ownership of Executive Center I in 2004. Rental revenue is net of $72,000 of above and below market lease amortization.

Rental Expenses
      Rental expenses increased by $1,073,000, or 9,754.5%, to $1,084,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. The increase in rental expenses was attributable to a full year ownership of Executive Center I in 2004.

General and Administrative Expenses
      General and administrative expenses increased by $332,000, or 4,742.9%, to $339,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. Our operations were limited to investments in unconsolidated real estate until December 30, 2003 and, as a result, we experienced nominal general and administrative expenses during the period from June 19, 2003 (date of inception) to December 31, 2003. General and administrative expenses in 2004 included $282,000, or 83.2%, for consulting fees.

Depreciation and Amortization Expenses
      Depreciation and amortization expense increased from $0 to $286,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. The increase was attributable to a full year ownership of Executive Center I in 2004.

Interest Expense
      Interest expense increased from $0 to $638,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. The increase was attributable to a full year ownership of Executive Center I in 2004.

Interest and Dividend Income
      Interest income increased $83,000, or 2,766.7%, to $86,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. The increase was due to interest earned in money market accounts from the funds from the equity raised until such funds were used to acquire properties.

Equity in Earnings (Losses) and Gain on Sale of Unconsolidated Real Estate
      Equity in earnings of unconsolidated real estate decreased by $550,000, or 416.7%, to a loss of $682,000 during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. $153,000, or 27.8%, of the decrease was attributable to the three investments that were acquired during 2004. $503,000, or 91.5%, of the decrease was attributable to a full year of ownership of our investment acquired during 2003.

Minority Interests
      Minority interests increased by $102,000, or 329.0%, to $133,000, during the year ended December 31, 2004, compared with the period from June 19, 2003 (date of inception) through December 31, 2003. At

December 31, 2003, we owned one investment with a minority interest, NNN Executive Center, LLC. During the year ended December 31, 2004 we acquired minority interests in NNN 801 K Street, LLC and Enterprise Way, LLC.

Loss from Continuing Operations Before Discontinued Operations
      As a result of the above items, loss from continuing operations was ($2,157,000), or ($350.28) per basic and diluted unit, for the year ended December 31, 2004, compared to ($116,000), or ($178.74) per basic and diluted unit, for the period from June 19, 2003 (date of inception) through December 31, 2003.

Loss from Discontinued Operations
      Loss from discontinued operations was ($145,000), or ($23.54) per basic and diluted unit, for the year ended December 31, 2004 compared to $0 for the period from June 19, 2003 (date of inception) through December 31, 2003. Four properties, Satellite Place, Southwood Tower, Oakey Building, NNN Oakey, LLC and Financial Plaza, were classified in discontinued operations for the year ended December 31, 2004.

Net Loss
      As a result of the above items, net loss was ($2,302,000), or ($373.82), per basic and diluted unit and ($116,000), or ($178.74) per basic and diluted unit, for the years ended December 31, 2004 and the period from June 19, 2003 (date of inception) through December 31, 2003, respectively.
Liquidity and Capital Resources

Current Sources of Capital and Liquidity
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of December 31, 2005 and 2004, our total debt as a percentage of total capitalization was 68.2% and 36.5%, respectively.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is a total overstatement of our Manager’s program and aggregate portfolio operating results in an amount of approximately $1,730,000 for cash generated after payment of cash distributions.
      The Board of Managers has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our Private Placement Memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a more detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed as Appendix A to Amendment No. 5 to our Registration Statement on Form 10, filed on March 17, 2006.

Debt Financing
      Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $93,492,000 and $23,625,000 at December 31, 2005 and 2004, respectively. Mortgages payable as a percentage of total capitalization increased to 68.2% at December 31, 2005 from 36.5% at December 31, 2004. The increase of $69,867,000 during the year ended December 31, 2005 compared to December 31, 2004 was due to the following: borrowings of $5,500,000 associated with the acquisition of Interwood on January 26, 2005; borrowings of $15,915,000 associated with the acquisition of the Woodside property on September 30, 2005; borrowings of $58,320,000 associated with the acquisition of the 3500 Maple property on December 27, 2005; pay-off of a loan obligation of $4,500,000 and refinancing of a $5,000,000 loan obligation at the Executive Center I property on September 19, 2005; pay-off of a loan obligation of $4,000,000 and refinancing at the Oakey Building property on September 6, 2005 which, at December 31, 2005, has an outstanding loan balance of $8,757,000; and pay-off of the mortgage loans payable of $15,110,000 associated with sales of the Satellite Place and Financial Plaza properties on February 24, 2005 and April 13, 2005, respectively, and scheduled principal payments of $15,000.
      At December 31, 2005 and 2004, $41,492,000, or 44.4%, and $15,125,000, or 64.0%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates.
      During 2005, we borrowed $93,492,000 under various fixed and variable rate mortgage loans, secured by five consolidated office properties. The fixed interest rate loans require monthly principal and interest payments based on an average fixed rate of 6.2% per annum. Variable interest rate loans include interest only loans, with interest rates ranging from 6.3% to 9.4% per annum. Loans mature at various dates through January 2016.

      The composition of our aggregate debt balances at December 31, 2005 and 2004 were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	December 31,		December 31,

	2005	2004	2005	2004

Mortgage and other debt
Mortgage	$93,492,000	$23,625,000	6.9%	6.8%
Other debt	$1,385,000	$—	—	—
Fixed rate and variable rate
Fixed rate	$52,000,000	$8,500,000	6.2%	10.3%
Variable rate	$41,492,000	$15,125,000	7.7%	4.9%
      Although the interest payments on 55.6% of our debt are fixed, the remaining 44.4% of our debt is exposed to fluctuations on the one-month LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.
      As of December 31, 2005, the 3500 Maple property has an outstanding unsecured advance in the amount of $1,385,000 due to our Manager, and is presented as “Other debt” in the table above.
      On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period up to $1,065,000. The loan term provides for our option of LaSalle’s prime rate or three months LIBOR plus 2.0% per annum. The loan matures on September 6, 2007 and we are required to make interest-only payments during the term. The outstanding balance of the loan as of December 31, 2005 was $8,757,000 with an interest rate of 6.29% per annum.
      We may acquire additional properties and may fund these acquisitions through utilization of the current cash balances and/or net proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a receipt of funds and the purchase of properties, which may result in a delay in the benefits to our unit holders of returns generated from property operations. During such a period, we may temporarily invest any unused net proceeds from any such offering in investments that could yield lower returns than investments in real estate. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
      We have restricted cash balances of $4,049,000 as of December 31, 2005 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Other Liquidity Needs
      Our distribution rate, at 7.0% per annum, has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham. There are currently no limits or restrictions on the use of proceeds from Cunningham, which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

      On March 29, 2006, we paid a special distribution of $2,500,000, or $250.75 per unit, which approximates the taxable share of our 2005 income to our unit holders when added to the 2005 distributions already paid.
      Our Manager is currently evaluating the current distribution rate, and if increased leasing activity does not occur our Manager may reduce or suspend distributions until cash flow from operations supports our current distribution rate of 7% per annum. Our Manager will monitor leasing activity in our portfolio and will make a decision during the second quarter of 2006 regarding our ability to maintain the current distribution rate.
      We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $2,374,000 in the next twelve months. As of December 31, 2005, we had $3,017,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
      Our distributions of amounts in excess of our taxable income has resulted in a return of capital to our unit holders. The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004 and the period from June 19, 2003 (date of inception) through December 31, 2003, was as follows:

					For the Period from
					June 19, 2003
	December 31,				(Date of Inception)
					through
					December 31,
	2005		2004		2003

Ordinary income	$94,000	2.7%	$877,000	46.0%	$35,000	100.0%
Capital gain	3,339,000	95.6%	—	—	—	—
Return of capital	60,000	1.7%	1,031,000	54.0%	—	—

	$3,493,000	100.00%	$1,908,000	100.00%	$35,000	100.00%

      Our distributions representing a return of capital were 1.7%, 54.0%, and 0% during 2005 and 2004, and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively. The decrease in return of capital from 2004 to 2005 resulted from, among other things, the capital gains recognized during 2005 as a result of sales of our properties, as compared to 2004. The increase in return of capital from 2003 to 2004 resulted from, among other things, depreciation and amortization expenses recognized from interests in properties acquired in 2003 and 2004. We currently anticipate declaring distributions in 2006, a portion of which may also represent a return of capital.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized and our Manager continues to declare distributions for the unit holders at current levels, we may have a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to the unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to the unit holders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gains.

      Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the base rent for Trailblazer Health Enterprise, LLC, a tenant at Executive Center II & III, of which we owned a 41.1% interest at December 31, 2005, from $18.50 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was also extended from December 2006 to December 2015 and provides for periodic rent increases over the term of the lease, with base rents increasing to $19.50 at the end of the lease. As of December 31, 2005, Trailblazer Health Enterprises occupied 56.5% of the GLA of Executive Center II & III. On May 1, 2005, due to the reasons described above, our Manager suspended distributions to Executive Center II & III investors, including us.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own an 8.5% interest, were reduced from 8.0% to 4.0%, due to the occupancy decreasing from 90.7% to 83.3% as a result of our Manager not being able to renew expiring leases. Our Manager also has agreed to defer 50.0% of the property management fee payable to Realty. Our Manager will continue its efforts to increase occupancy at Enterprise and will continue an on-going evaluation of the cash requirements at the property to determine when, if at all, it will be able to increase the distributions.

Cash Flows

Comparison of the Years Ended December 31, 2005 and 2004
      Cash flows provided by operating activities decreased by $2,238,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease was primarily attributable to the decrease in accounts payable and security deposits and prepaid rent by $1,460,000 and $950,000, respectively.
      Cash flows used in investing activities increased $19,371,000 to $64,529,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The primary use of cash was for the purchase of the Interwood property on January 26, 2005, the Woodside property on September 30, 2005, the 3500 Maple property on December 27, 2005 and marketable securities, offset by net proceeds from the sales of the Satellite Place, Financial Plaza, Southwood Tower, 801 K Street and Emerald Plaza properties on February 24, 2005, April 13, 2005, December 19, 2005, August 26, 2005 and November 10, 2005, respectively.
      Cash flows provided by financing activities increased $15,202,000 to $65,155,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to the borrowings associated with the acquisitions of the Interwood, Woodside, and 3500 Maple properties and the refinancing of the Executive Center I and Oakey Building properties, offset by the pay-off of the mortgage loan associated with the sales of the Satellite Place and Financial Plaza properties, the pay-off of the mortgage loan for the Executive Center I and Oakey Building properties in 2005 and the issuance of units which ceased during 2004. In addition, cash distributions paid to unit holders in 2005 were $3,493,000 compared to $1,908,000 in 2004.
      As a result of the above, cash and cash equivalents increased by $864,000 for the year ended December 31, 2005 to $10,760,000.

Comparison of the Year Ended December 31, 2004 and the Period From June 19, 2003 (Date of Inception) Through December 31, 2003
      Net cash provided by operating activities increased $2,302,000 to $2,476,000 for the year ended December 31, 2004, compared to the period from June 19, 2003 (date of inception) through December 31, 2003. Our net loss for the year ended December 31, 2004 increased $2,186,000. Our operating cash flow was further decreased by an increase in accounts receivable of $557,000. These decreases were offset by increases in depreciation and amortization expense of $2,307,000, the distributions received in excess of earnings from unconsolidated operations of $1,490,000, and an increase in accounts payable and security deposits of $1,177,000 and $578,000, respectively.

      Net cash used in investing activities increased $35,226,000 to $45,158,000 for the year ended December 31, 2004 compared to the period from June 19, 2003 (date of inception) through December 31, 2003. Cash flows used in investing activities were $45,158,000 for the year ended December 31, 2004 and were primarily used in the acquisitions of our interests in Oakey Building, Satellite Place, Southwood Plaza, Financial Plaza, 801 K Street, Enterprise Technology Center and Emerald Plaza properties.
      Net cash provided by financing activities increased $37,570,000 to $49,953,000 for the year ended December 31, 2004 compared to the period from June 19, 2003 (date of inception) through December 31, 2003. This increase was primarily due to borrowings on mortgages payable and the issuance of units, net of offering costs.
      As a result of the above, cash and cash equivalents increased by $7,271,000 for the year ended December 31, 2004 to $9,896,000.

Capital Resources

General
      Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own, including proceeds from the sale of properties, and our ability to obtain debt financing from third parties and related parties including, without limitation, Cunningham. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from Cunningham are not negotiated on an arms length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.
      Our primary uses of cash are to fund distributions to our unit holders, to fund capital investment in our existing portfolio of operating assets, to fund our new acquisitions and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances, leasing commissions, development of land and capital improvements. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We currently anticipate that we will require up to $6,004,000 to fund our distributions for the year ended December 31, 2006, which we intend to fund from cash from operations and gains from the sale of real estate. In the event we cannot make the distributions from operations and sales of real estate, we may use one or a combination of short-term debt and long-term debt. Currently, we do not have a cash shortfall. We presently anticipate that we will require up to approximately $2,374,000 for the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. These lender reserves are specific to the underlying property, and cannot be used for properties other than the encumbered property; therefore, we still may incur amounts to fund these capital improvements and tenant improvements from sources other than lender reserves. We intend to incur debt to obtain funds for these purposes to the extent the reserves on deposit with the lender of $3,017,000 as of December 31, 2005, are not sufficient or cannot be used for these expenditures. During the year ended December 31, 2005 we obtained a construction and tenant improvement financing loan of $5,585,000 from LaSalle to fund the tenant improvements at the Oakey Building property.
      Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $50,851,000 and $160,771,000 at December 31, 2005 and 2004, respectively. Our share of unconsolidated debt based on our ownership percentage was $9,300,000 and $19,366,000 at December 31, 2005 and 2004, respectively.

	December 31, 2005			December 31, 2004

			NNN 2003		NNN 2003
		Mortgage and	Value Fund,	Mortgage and	Value Fund,
	Ownership	Other Debt	LLC’s Portion	Other Debt	LLC’s Portion
Property	Percentage	Balance	of Debt	Balance	of Debt

801 K Street	18.3%	$—	$—	$41,350,000	$7,557,000
Emerald Plaza	4.6%	—	—	68,500,000	3,117,000
Enterprise Technology Center	8.5%	35,580,000	3,024,000	36,177,000	3,076,000
Executive Center II & III	41.1%	15,271,000	6,276,000	14,744,000	5,616,000

		$50,851,000	$9,300,000	$160,771,000	$19,366,000

      On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 which is due on January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.5%, or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 which is due on January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00%, or LIBOR plus 7.60%, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness which is not subordinated to the Bank Loans. This waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006.

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes payable due to Cunningham at December 31, 2005. The notes bear interest at 8% per annum and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/09/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

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

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$300 million annual aggregate loss limit, subject to a $10,000 per occurrence deductible

Boiler and machinery	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible

Property Terrorism	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible

Earthquake (all states, except CA & OK)	$20 million annual aggregate loss sublimit, subject to a 50,000 per occurrence deductible

Earthquake (California properties only)	$100 million annual aggregate loss sublimit, subject to a 5% ($100,000 minimum) per occurrence deductible

Flood — named storm	$35 million annual aggregate loss, subject to a 5% total insurable value of the property ($100,000 minimum) per occurrence deductible

Flood — Zone A	$20 million annual aggregate loss sublimit, subject to a 5% ($1,000,000 minimum) per occurrence deductible

Flood — Zone B	$35 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/100,000 maximum) per occurrence deductible

Flood — all other	$100 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible

General liability	$1 million each occurrence limit of liability, and $25 million annual general aggregate limit of liability, including terrorism

Automobile liability	$1 million per accident for all Owned, Hired and Non-Owned

Umbrella (excess liability)	$100 million annual aggregate limit of liability, including terrorism

Debt Service Requirements
      One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages and other debt. As of December 31, 2005 and 2004, some of our properties, including properties held for sale, were subject to existing mortgages, which had an aggregate principal amount outstanding of $93,492,000 and $23,625,000, respectively. Our total debt consisted of $52,000,000, or 55.6% and $8,500,000, or 36.0%, allocable to fixed rate debt at a weighted-average interest rate of 6.2% per annum and 10.3% per annum as of December 31, 2005 and 2004, respectively. Of the total debt, $41,492,000, or 44.4%, and $15,125,000, or 64.0%, as of December 31, 2005 and 2004, respectively, was variable rate debt at a weighted-average interest rate of 7.7% per annum and 4.9% per annum as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the weighted-average interest rate on our outstanding debt was 6.9% per annum and 6.8% per annum. The scheduled principal payments for the next five years, as of December 31, 2005 are as follows:

Year	Amount

2006	$—
2007	19,257,000
2008	15,915,000
2009	—
2010	—
Thereafter	58,320,000

Total	$93,492,000

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt at December 31, 2005. The table does not reflect any available extension options.

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$—	$14,257,000	$15,915,000	$11,320,000	$41,492,000
Principal payments — fixed rate debt	—	5,000,000	—	47,000,000	52,000,000
Interest payments — variable rate debt (based on rate in effect at December 31, 2005)	3,197,000	5,675,000	1,061,000	5,336,000	15,269,000
Interest payments — fixed rate debt	3,212,000	8,511,000	2,712,000	13,642,000	28,077,000
Tenant improvement and lease commission obligations	615,000	—	—	—	615,000

Total	$7,024,000	$33,443,000	$19,688,000	$77,298,000	$137,453,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance basis. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      On January 12, 2006 our 76.8% interest in NNN Executive Center, LLC was converted into a 38.1% TIC ownership interest directly in the Executive Center II & III property, which was our effective ownership of the underlying property through Executive Center, LLC before the conversion. On October 13, 2005, we bought a 3.0% TIC interest in Executive Center II & III from an existing unaffiliated TIC for $441,000. As a result of the purchase of the 3.0% TIC interest and the conversion of our ownership in Executive Center, LLC, we now own a 41.1% TIC interest in the property.
      Effective January 17, 2006, Kelly J. Caskey resigned as our chief financial officer.
      Effective January 17, 2006, Michael F. O’Flynn was appointed as our chief accounting officer.
      On January 24, 2006, our Manager sold the Oakey Building located in Las Vegas, Nevada, of which we owned a 75.4% interest, to an unaffiliated third party for a total sales price of $22,250,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the purchaser on a monthly basis over time. Our cash proceeds were $7,278,000 after closing costs and other transaction expenses. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers.
      On February 3, 2006, we repaid the $1,385,000 advance due to our Manager related to the purchase of the 3500 Maple property.
      On February 10, 2006, our Manager sold in an affiliated transaction the 14.0% of the 3500 Maple property located in Dallas, Texas, for a total sales price of $9,381,000 to TICs. Our cash proceeds were $3,161,000 after closing costs and other transaction expenses. Our interest in the property has decreased from 99.0% to 85.0%. In conjunction with the sale, the $6,581,000 loan on the property was assumed by the buyers on a joint and several basis. We expect to sell our remaining interests in the property to TICs through other affiliated transactions in 2006.
      On March 9, 2006, our Manager approved the repurchase of 30 units in the amount of $134,000.
      On March 29, 2006, we paid a special distribution of $2,500,000, or $250.75 per unit, which approximates the taxable share of our 2005 income to our unit holders when added to the 2005 distributions already paid.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2005, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt	$—	$5,000,000	$—	$—	$—	$47,000,000	$52,000,000	$59,496,000
Average interest rate on maturing debt	—	10.0%	—	—	—	5.8%	6.2%	—
Variable rate debt	$—	$14,257,000	$15,915,000	$—	$—	$11,320,000	$41,492,000	$50,279,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2005)	—	6.7%	7.4%	—	—	9.4%	7.7%	—
      The estimated fair value of debt was $109,775,000 at December 31, 2005.
      The weighted-average interest rate of our mortgage debt as of December 31, 2005 was 6.9% per annum. At December 31, 2005, our mortgage debt consisted of $52,000,000, or 55.6%, of the total debt at fixed interest rate of 6.2% per annum and $41,492,000, or 44.4%, of the total debt at a variable interest rate of 7.7% per annum.
      An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2005, for example a 0.5% increase in LIBOR would have increased our overall annual interest expense by $207,000, or 6.5%. Our exposure to market changes in interest rates is similar to what we faced as of December 31, 2004.
      The table below presents, as of December 31, 2004, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt	$8,500,000	$—	$—	$—	$—	$—	$8,500,000	$8,810,000
Average interest rate on maturing debt	10.3%	—	—	—	—	—	10.3%	—
Variable rate debt	$11,084,000	$809,000	$993,000	$2,239,000	$—	$—	$15,125,000	$15,451,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2004)	5.0%	4.5%	4.5%	4.5%	—	—	4.9%	—
      The estimated fair value of debt was $24,261,000 at December 31, 2004.
      The weighted-average interest rate of our mortgage debt as of December 31, 2004 was 6.8% per annum. At December 31, 2004, our mortgage debt consisted of $8,500,000, or 36.0%, of the total debt at a weighted-average fixed interest rate of 10.3% per annum.
      An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2004, for example a 0.5% increase in LIBOR would have increased our overall annual interest expense by $76,000, or 10.2% increase to interest expense.

Item 8.	Financial Statements and Supplementary Data
      See the index included at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms and that such information is accumulated and communicated to us, including our principal executive officer and principal accounting officer, and our Manager’s Board of Managers as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Annual Report are certifications of our chief executive officer and our chief accounting officer required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, together with our Manager’s Board of Managers, which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended). Our management, with the participation of our chief executive officer and chief accounting officer and the Board of Managers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that Evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.
      We are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act because we are not an accelerated filer.
      (b) Changes in internal control over financial reporting. During the three months ended December 31, 2005, we continued to develop our internal controls as follows: we implemented a review of our lease expiration reports and rent rolls to ensure the proper and appropriate write-off of the intangible assets allocated to our tenants in conjunction with our SFAS No. 141 purchase price allocation; we formalized our procedures with respect to determining the difference between lease inducements versus tenant improvements; we continued to hire qualified and experienced personnel; we continued the design process for design and implementation of our policies and procedures; and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will continue to be in place and function over the next several quarters.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table and biographical descriptions set forth information with respect to our two executive officers as of March 30, 2006. We have no directors.

Name	Age	Position	Term of Office

Richard T. Hutton, Jr.	54	Chief Executive Officer	Since September 2005
Michael O’Flynn	33	Chief Accounting Officer	Since January 2006
      Richard T. Hutton, Jr. has served as our chief executive officer since September 2005. Mr. Hutton has served as our Manager’s executive vice president and chief investment officer since August 2003, as a member of our Board of Managers since June 2005 and as our Manager’s senior vice president — real estate acquisitions from April 1999 through August 2003. Mr. Hutton also served as interim chief financial officer for each of our Manager, G REIT, Inc., and T REIT, Inc. from October 2003 through December 2003 and from April 2004 through September 2004. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton received a B.A. degree in psychology from Claremont McKenna College and is a California Certified Public Accountant (inactive).
      Michael F. O’Flynn, has served as our chief accounting officer since January 2006. Mr. O’Flynn is responsible for all areas of finance, including accounting and financial reporting. Mr. O’Flynn also continues to serve in his capacity as financial reporting manager for Triple Net Properties, LLC, our Manager, a position he assumed in August 2005. From December 2003 to August 2005, Mr. O’Flynn gained public accounting and auditing experience while employed as an auditor with Ernst & Young, LLP, specializing in the audits of real estate companies. Prior to joining Ernst & Young, LLP, from September 1999 until December 2003, Mr. O’Flynn worked as an auditor with Corbin and Company, a regional public accounting firm, where he worked on the audits of a variety of public and private entities. Mr. O’Flynn is a Certified Public Accountant and received his B.A. degree in Business Economics and a concentration in Accounting from UC Santa Barbara.
Board of Managers and Executive Officers of Our Manager
      We are managed by our Manager and employees of our Manager provide services to us. None of the members of the Manager’s Board of Managers are independent. The members of the Board of Managers serve for unlimited terms and our Manager’s executive officers serve at the discretion of the Board of Managers.
      Our Manager shall remain our Manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our members, or (iii) our Manager, with the consent of our members and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:

•	gross negligence or fraud of our Manager;

•	willful misconduct or willful breach of the Operating Agreement by our Manager;

•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due; or

•	conviction of a felony of Mr. Thompson, chairman of the Board of Managers of our Manager.

      As of March 30, 2006, the members of the Board of Managers and our Manager’s executive officers are as follows:

Name	Age	Position	Term of Office

Anthony W. Thompson	59	Chief Executive Officer and Chairman of the Board of Managers	Since 1998

Louis J. Rogers	48	President and Member of the Board of Managers	Since 2004

Talle A. Voorhies	58	Chief Operating Officer, Secretary and Member of the Board of Managers	Since 1998

Jack R. Maurer	62	Executive Vice President and Member of the Board of Managers	Since 1998

Daniel R. Baker	54	Member of the Board of Managers	Since 1998

Scott D. Peters	48	Chief Financial Officer, Executive Vice President and Member of the Board of Managers	Since 2004

Richard T. Hutton, Jr.	54	Chief Investment Officer and Member of the Board of Managers	Since 2003 Since 2005

Andrea R. Biller	55	General Counsel	Since 2003
      There are no family relationships between any managers, executive officers or between any managers and executive officer.
      Anthony W. “Tony” Thompson founded our Manager and has been its chief executive officer and chairman of the Board of Managers since its inception in April 1998. Mr. Thompson owns a 36% interest in our Manager. He is also president and 84% owner of Triple Net Properties Realty, Inc., an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson also serves as the chairman of the board of our dealer manager, NNN Capital Corp. Mr. Thompson has been a registered representative with the National Association of Securities Dealers, or NASD, since 1969 and a licensed securities principal since 1986. He is a 1969 graduate of Sterling College with a B.S. degree in economics. He is also a member of the Sterling College Board of Trustees, The Bowers Museum Committee and various other community and charitable organizations. Mr. Thompson serves as the chairman of the board of directors for each of G REIT, Inc. and T REIT, Inc.
      Louis J. Rogers has been the president and a member of the board of managers since September 2004. Mr. Rogers is a 2% owner of our Manager; and a 16% owner and a director of Realty. Mr. Rogers was a member of the law firm of Hirschler Fleischer from 1988 and a shareholder of the firm from 1994 until December 31, 2004, and since January 2005, has served as their senior counsel. Mr. Rogers’ law practice focused on formation and operation of real estate investments, including REITs, and acquisition financings for real estate transactions, structuring like-kind (Section 1031) exchanges, private placements and syndications. Mr. Rogers earned a B.S. degree from Northeastern University (with highest honors), a B.A. degree (with honors) and an M.A. degree in Jurisprudence from Oxford University and a J.D. degree from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.
      Talle A. Voorhies has served as a member of the Board of Managers since 1998. She also served as our Manager’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as president (April 1998-February 2005) and financial principal (April 1998-November 2004) of NNN Capital Corp., the dealer manager of our offering. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations. Ms. Voorhies is responsible for our Manager’s investor services department and is a registered financial principal with the NASD.
      Jack R. Maurer has served as the executive vice president and a member of the Board of Managers since April 1998. Mr. Maurer also served as chief financial officer of our Manager from April 1998 to December 2001 and as chief operating officer and financial principal of NNN Capital Corp., and has served as executive vice president of G REIT, Inc., an affiliate, since December 2001. Mr. Maurer has over 33 years of real estate financial management experience, including chief financial officer and controller positions in residential and commercial development and the banking industry. From 1986 to April 1998, Mr. Maurer was a general partner and chief executive officer of Wescon Properties, a Santa Ana based real estate development company. His previous experience also includes employment at the national accounting firm of Kenneth Leventhal and Company. Mr. Maurer received a BS degree from California University at Northridge in 1973 and has served as president and chief executive officer of T REIT, Inc. since August 2004.
      Daniel R. “Dan” Baker, has served as a member of the Board of Managers since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004. SugarOak Corporation provided asset management, construction management, property management and real estate development services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the Board of Union Land and Management Company and director and president of Coastal American Corporation. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac, a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a B. A. degree in government, Mr. Baker participates in numerous community organizations. Mr. Baker is a former Citizen of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.
      Scott D. Peters has served as chief financial officer, executive vice president and a member of the Board of Managers since September 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Effective December 2005, Mr. Peters also serves as the chief executive officer and president of G REIT, Inc., having previously served as its executive vice president and chief financial officer since September 2004. Mr. Peters has also served as the executive vice president and chief financial officer of T REIT, Inc. since September 2004. Since July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a real estate investment trust, which became publicly traded in February 1997. Mr. Peters received a B.B.A. degree in accounting and finance from Kent State University.
      Richard T. Hutton Jr. also serves as one of our executive officers. See disclosure under Directors and Executive Officers above.
      Andrea R. Biller has served as General Counsel for our Manager since March 2003, overseeing all legal functions for our Manager and coordinating with outside counsel. Ms. Biller has also served as the secretary and executive vice president of G REIT, Inc. since June 2004 and December 2005, respectively, and the secretary of T REIT, Inc. since May 2004. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as Special Counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in psychology from Washington University, an M.A. degree in psychology from Glassboro State University and a J.D. degree from George Mason University School of Law in 1990, where she graduated first in her class “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.

Fiduciary Relationship of our Manager to Us
      Our Manager is a fiduciary of us and has fiduciary duties to us and our unit holders pursuant to the Operating Agreement and under applicable law. Our Manager’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Manager has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not in our immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
      Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.
      Our Manager may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Manager or Mr. Thompson. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our members. Investors who have questions concerning the fiduciary duties of our Manager should consult with their own legal counsel.
Compensation of our Manager
      For a description of the compensation received by our Manager and its affiliates see “Certain Relationships and Related Transactions.”
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our officers and persons who own 10% or more of our units, to report their beneficial ownership of our units (and any related options) to the SEC. Their initial reports must be filed using the SEC’s Form 3 and they must report subsequent unit purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and unit holders owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).
      Based solely on our review of copies of these reports filed by or on behalf of our officers (or oral representations that no such reports were required), as of March 30, 2006, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2005 were complied with.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We are managed by our Manager and we have no directors or executive officers to whom we pay compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
PRINCIPAL UNIT HOLDERS
      The following table shows, as of March 30, 2006, the number and percentage of beneficial ownership of units owned by:

•	each person who is known to us to hold more than 5% interest in us;

•	our chief executive officer;

•	the members of the Board of Managers; and

•	our chief executive officer and members of the Board of Managers, as a group.

Percentage
	Beneficially	of
	Owned No.	Outstanding
Name and Address of Beneficial Owner(1)	of Units	Units

Richard T. Hutton, Jr.	—	—
Triple Net Properties, LLC(2)	—	—
Members of the Board of Managers as a group(2)(3)	5	*
Our chief executive officer and members of the Board of Managers as a group(2)(3)	5	*

*	Represents less than 1% of the outstanding units.

(1)	The address for all persons named is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(2)	We have no directors. Triple Net Properties, LLC serves as our Manager.

(3)	Jack R. Maurer, a member of the Board of Managers and executive vice president of our Manager, owned five units.
      We are not aware of any arrangements which may at a subsequent date result in a change in control of us.
Equity Compensation Plan Information
      We have no equity compensation plans as of December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      Our Manager is primarily responsible for managing the day to day business affairs and assets, and carrying out the directives of the Board of Managers. Our Manager manages syndicated limited partnerships, limited liability companies, and other entities regarding the acquisition, management and disposition of real estate assets. Mr. Thompson, certain members of the Board of Managers and key executives of our Manager collectively own approximately 43% of our Manager. Our Manager currently advises 137 entities that have invested in properties located in 24 states.

The Operating Agreement
      Pursuant to the Operating Agreement, our Manager, which is 36% owned by Anthony W. Thompson, is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

			For the Period from
	Years Ended		June 19, 2003
	December 31,		(Date of Inception)
			through
	2005	2004	December 31, 2003

Manager’s Compensation from Us for:
Acquisition Fees(1)	$—	$1,623,000	$377,000
Organizational & Marketing Costs(2)	—	944,000	191,000
Expenses, Costs, or Fees(3)	—	—	—
Operating Expenses(4)	—	—	—
Distributions — Cash from Operations(5)	—	—	—
Distributions — Cash from Capital Transactions(6)	—	—	—
Accounting Fees(7)	43,000	10,000	—

(1)	We paid our Manager 4.0% of the funds raised in our Private Placement of units for services rendered in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period.

(2)	We paid our Manager up to 2.5% for organizational costs and marketing expenses incurred by our Manager in connection with our Private Placement of units.

(3)	We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005 and 2004 or the period from June 19, 2003 (date of inception) through December 31, 2003.

(4)	We have agreed to reimburse our Manager for reasonable and necessary expenses paid or incurred by our Manager in connection with our operation, including any legal and accounting costs and the costs incurred in connection with the acquisition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005 and 2004 or the period from June 19, 2003 (date of inception) through December 31, 2003.

(5)	Our Manager is entitled to receive from us distributions that relate to cash from operations as discussed below under “Description of Registrant’s Securities to be Registered — Distributions — Cash from Operations.” Our Manager did not receive any such distributions for the years ended December 31, 2005 and 2004 or the period from June 19, 2003 (date of inception) through December 31, 2003.

(6)	Our Manager is entitled to receive from us distributions that relate to cash from Capital Transactions as discussed below under “Description of Registrant’s Securities to be Registered — Distributions — Cash from Capital Transactions.” Our Manager did not receive any such distributions for the year ended December 31, 2005 and 2004 or the period from June 19, 2003 (date of inception) through December 31, 2003.

(7)	Our Manager is entitled to receive accounting fees for record keeping services provided.

The Management Agreement
      Pursuant to the Operating Agreement and the Management Agreement, Realty, or in some cases, an affiliate of Realty, is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity. The following table represents payments made by us for our consolidated properties.

			For the Period from
	Years Ended		June 19, 2003
	December 31,		(Date of Inception)
			to December 31,
	2005	2004	2003

Realty’s Compensation from Us for:
Management Fees(1)	$268,000	$272,000	$—
Lease Commissions(2)	747,000	—	—
Project Fees(3)	173,000	—	—
Selling Commissions(4)	569,000	—	—
Loan Fees(5)	107,000	—	—
Real Estate Commissions(6)	829,000	912,000	223,000

(1)	Realty is entitled to receive, for its services in managing our properties, a monthly management fee of up to 5% of the gross receipts revenue of the properties. 100% of all management fees are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

(2)	Realty is entitled to receive, for its services in leasing our properties, a leasing commission equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewal. The value of the lease will be calculated by totaling the minimum monthly rent for the term of the lease. The term of the lease will not exceed five years for purposes of the computation and will not include option periods. 100% of all leasing commission received by Realty are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

(3)	Realty is entitled to receive, for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5% of any amount up to $25,000, 4% of any amount over $25,000 but less than $50,000, and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. 100% of all construction fees received by Realty are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

(4)	Realty is entitled to receive a selling commission of up to 5% of the gross sales price of any of our properties. No properties have been sold by us in 2003 or 2004. 75% of all selling commissions received by Realty are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

(5)	Realty is entitled to receive a loan fee in the amount of 1% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. 100% of all loan fees received by Realty are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

(6)	Realty is entitled to receive a real estate commission in connection with our real estate acquisitions equal to the lesser of 3% of the sales price or 50% of the sales commission that would have been paid to third-party sales broker. 75% of all commissions received by Realty are passed through to our Manager pursuant to the Realty-Triple Net Agreement.
Selling Commissions
      Pursuant to the Private Placement Memorandum, NNN Capital Corp., the dealer manager of our offering, which was wholly owned during the offering period by Anthony W. Thompson, our Manager’s chairman and chief executive officer, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, which were reallowed to the broker-dealer selling group. NNN Capital Corp. also received a non-accountable marketing and due diligence expense allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, NNN Capital Corp. received a non-accountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1.0% of the gross proceeds which it did not reallow to other members of the selling group. We incurred $0, $4,099,000 and $1,050,000 for the years ended December 31, 2005 and 2004 and the period from June 19, 2003 (date of inception) through December 31, 2003, respectively, to NNN Capital Corp. for selling commissions and marketing and due diligence expenses.

Business Relationships with Legal Counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. During the year ended December 31, 2005, we incurred and paid legal fees to Hirschler Fleischer of $22,000. Louis J. Rogers was a member of the law firm of Hirschler Fleischer from 1988 and a shareholder of the firm from 1994 until December 31, 2004 and since January 2005, has served as their senior counsel. Effective August 15, 2004, Mr. Rogers was appointed president of our Manager and effective September 27, 2004, Mr. Rogers was appointed a member of our Manager’s Board of Managers.

Item 14.	Principal Accounting Fees and Services
      Deloitte served as our independent auditors from January 12, 2005 and has audited our financial statements for the years ended December 31, 2005, 2004 and the period from June 19, 2003 (date of inception) through December 31, 2003.
      The Board of Managers, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent auditors for 2005 and 2004:

Services	2005	2004

Audit Fees(1)	$515,000	$250,000
Audit-Related Fees(2)	142,000	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$657,000	$250,000

(1)	Audit fees billed in 2005 and 2004 consisted of the audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2005 and 2004 consisted of financial accounting and reporting consultations.

(3)	Tax services billed in 2005 and 2004 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2005 and 2004.
      The Board of Managers has determined that the provision by Deloitte of non-audit services for us in 2005 is compatible with Deloitte’s maintaining its independence.
      The Board of Managers has approved Deloitte to perform the following non-audit services for us during 2005:

•	consultations and consents related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.
      The Board of Managers pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) (1) Financial Statements:
      (a)(2) Financial Statement Schedules:
      The following financial statement schedules for the year ended December 31, 2005 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	F-65
Real Estate and Accumulated Depreciation (Schedule III)	F-66
      All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (a)(3) Exhibits:
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

      (b) Exhibits:
      See Item 15(a)(3) above.
      (c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	F-65
Real Estate and Accumulated Depreciation (Schedule III)	F-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and unit holders
NNN 2003 Value Fund, LLC
Santa Ana, California
      We have audited the accompanying consolidated balance sheets of NNN 2003 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), unit holders’ equity and cash flows for each of the years then ended and the period from June 19, 2003 (date of inception) through December 31, 2003. Our audits also include the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and the period from June 19, 2003 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP
Los Angeles, California
March 30, 2006

NNN 2003 VALUE FUND, LLC
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,

	2005	2004

ASSETS
Real estate investments:
Operating properties, net	$32,952,000	$6,525,000
Land held for development	730,000	—
Properties held for sale, net	62,019,000	30,209,000
Investments in unconsolidated real estate	5,631,000	11,482,000

	101,332,000	48,216,000
Cash and cash equivalents	10,760,000	9,896,000
Investment in marketable securities	1,860,000	—
Accounts receivable, net	273,000	498,000
Accounts receivable from related parties	721,000	180,000
Restricted cash	4,049,000	325,000
Identified intangible assets, net	5,240,000	1,523,000
Other assets — properties held for sale	17,861,000	6,547,000
Other assets, net	794,000	149,000
Notes receivable	2,300,000	—

Total assets	$145,190,000	$67,334,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable and other debt	$26,415,000	$4,500,000
Mortgage loans payable secured by properties held for sale	67,077,000	19,125,000
Accounts payable and accrued liabilities	3,833,000	1,711,000
Accounts payable due to related parties	330,000	233,000
Advance from related party	1,385,000	—
Security deposits and prepaid rent	406,000	104,000
Other liabilities — properties held for sale, net	2,242,000	591,000

	101,688,000	26,264,000
Minority interests	1,368,000	2,397,000
Minority interests — properties held for sale	1,613,000	1,571,000

	2,981,000	3,968,000
Commitments and contingencies (Note 13)
Unit holders’ equity	40,522,000	37,102,000
Accumulated other comprehensive loss	(1,000)	—

Total unit holders’ equity	40,521,000	37,102,000

Total liabilities, minority interests and unit holders’ equity	$145,190,000	$67,334,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and the Period From
June 19, 2003 (Date of Inception) through December 31, 2003

			For the Period from
			June 19, 2003
	Years Ended December 31,		(Date of Inception)
			through
	2005	2004	December 31, 2003

Revenues:
Rental income	$2,194,000	$653,000	$—
Expenses:
Rental expenses	1,714,000	1,084,000	11,000
General and administrative	1,298,000	339,000	7,000
Depreciation and amortization	943,000	286,000	—

	3,955,000	1,709,000	18,000

Loss before other income (expense) and discontinued operations	(1,761,000)	(1,056,000)	(18,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,158,000)	(638,000)	—
Interest and dividend income	416,000	86,000	3,000
Gain on sale of marketable securities	344,000	—	—
Equity in earnings (losses) and gain on sale of unconsolidated real estate	2,510,000	(682,000)	(132,000)
Minority interests	(166,000)	133,000	31,000

Income (loss) from continuing operations before discontinued operations	185,000	(2,157,000)	(116,000)
Discontinued operations:
Gain on sale of real estate	5,802,000	—	—
Income (loss) from discontinued operations	926,000	(145,000)	—

	6,728,000	(145,000)	—

Net income (loss)	$6,913,000	$(2,302,000)	$(116,000)

Comprehensive income (loss):
Net income (loss)	$6,913,000	$(2,302,000)	$(116,000)
Unrealized loss on marketable securities	(1,000)	—	—

Comprehensive income (loss)	$6,912,000	$(2,302,000)	$(116,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$18.50	$(350.28)	$(178.74)
Discontinued operations — basic and diluted	672.80	(23.54)	—

Total net income (loss) per unit — basic and diluted	$691.30	$(373.82)	$(178.74)

Weighted-average number of units outstanding — basic and diluted	10,000	6,158	649

Distributions declared per unit	$349.30	$309.84	$53.93

Distributions declared	$3,493,000	$1,908,000	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF UNIT HOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and the Period From
June 19, 2003 (Date of Inception) through December 31, 2003

	Number of
	Units	Total

BALANCE — June 19, 2003 (date of inception)	—	—
Capital Contributions, net of offering costs	1,887	$7,779,000
Distributions	—	(35,000)
Net loss	—	(116,000)

BALANCE — December 31, 2003	1,887	7,628,000
Capital Contributions, net of offering costs	8,113	33,684,000
Distributions	—	(1,908,000)
Net loss	—	(2,302,000)

BALANCE — December 31, 2004	10,000	37,102,000
Distributions	—	(3,493,000)
Net income	—	6,913,000
Unrealized loss on marketable securities	—	(1,000)

BALANCE — December 31, 2005	10,000	$40,521,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and the Period From
June 19, 2003 (Date of Inception) through December 31, 2003

			For the Period from
	Years Ended		June 19, 2003
	December 31,		(Date of Inception)
			through
	2005	2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,913,000	$(2,302,000)	$(116,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate	(5,802,000)	—	—
Gain on sale of marketable securities	(344,000)	—	—
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	1,757,000	2,307,000	—
Distributions received in excess of equity in (loss) earnings from investments and gain on sale in unconsolidated real estate	(1,695,000)	1,738,000	248,000
Minority interests	330,000	(182,000)	(31,000)
Provision for doubtful accounts	2,000	59,000	—
Change in operating assets and liabilities:
Accounts receivable	(304,000)	(557,000)	—
Other assets	(37,000)	(415,000)	—
Accounts payable and accrued liabilities	(210,000)	1,250,000	73,000
Security deposits and prepaid rent	(372,000)	578,000	—

Net cash provided by operating activities	238,000	2,476,000	174,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate properties	(98,989,000)	(35,966,000)	(8,069,000)
Acquisition of investments in unconsolidated real estate	(2,103,000)	(8,772,000)	(1,863,000)
Capital expenditures	(4,818,000)	(420,000)	—
Proceeds from sale of real estate operating properties	32,782,000	—	—
Proceeds from sale of unconsolidated real estate properties	9,648,000	—	—
Purchase of marketable securities	(9,819,000)	—	—
Proceeds from sale of marketable securities	8,302,000	—	—
Restricted cash	468,000	—	—

Net cash used in investing activities	(64,529,000)	(45,158,000)	(9,932,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgages payable	96,192,000	19,125,000	4,500,000
Principal repayments on mortgages payable and other debt	(24,940,000)	—	—
Due to/from related parties, net	—	(214,000)	267,000
Payment of deferred financing costs	(1,202,000)	(326,000)	(109,000)
Issuance of units, net of offering costs	—	33,684,000	7,779,000
Minority interests distributions	(1,402,000)	(408,000)	(19,000)
Distributions	(3,493,000)	(1,908,000)	(35,000)

Net cash provided by financing activities	65,155,000	49,953,000	12,383,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	864,000	7,271,000	2,625,000
CASH AND CASH EQUIVALENTS — beginning of year	9,896,000	2,625,000	—

CASH AND CASH EQUIVALENTS — end of year	$10,760,000	$9,896,000	$2,625,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,467,000	$807,000	$—

Income taxes	$24,000	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investing Activities:
Accrual for tenant improvements and capital expenditures	$1,625,000	$—	$—
The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Increase (decrease) in investment operating properties
Security deposits and prepaid rent	$(1,405,000)	$55,000	$62,000
Restricted cash	$4,192,000	$70,000	$204,000
Other assets	$468,000	$123,000	$—
Accrued expenses	$(1,372,000)	$211,000	$175,000
Minority interests contributions	$85,000	$3,170,000	$1,438,000
Notes receivable	$2,300,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Organization and Description of Business
      We were organized on June 19, 2003 as NNN 2003 Value Fund, LLC under the laws of the state of Delaware The use of the words “we,” “us” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.
      We were formed to purchase, own, operate and subsequently sell all or a portion of a number of unspecified “value added” properties. As of December 31, 2005, we have interests in eight properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 951,000 square feet , one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. At December 31, 2005, 66.8% of the total GLA of our consolidated properties was leased.
      Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. While we have no employees, certain employees of our Manager provide services to us in connection with the Operating Agreement. In addition, Triple Net Properties Realty, Inc., or Realty, is 84% owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer, and 16% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin no. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31,

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 2004 and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years ended December 31, 2005, 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003. Actual results could differ, perhaps in adverse ways, from those estimates.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash
      Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $2,000 and $59,000 at December 31, 2005 and 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities
      Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary in nature, we record the change in other comprehensive income (loss) in unit holders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. There were no realized losses recorded by us due to the write down in value for the years ended December 31, 2005. We had no investments in marketable securities for the year ended December 31, 2004 and for the period from June 19,2003 (inception to date) through December 31, 2003. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation
      In accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liabilities in the accompanying consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
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

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value less costs to sell. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to eleven years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses during the years ended December 31, 2005 and 2004 or the period from June 19, 2003 (inception to date) through December 31, 2003.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties Held for Sale
      In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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
      SFAS No. 144, requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 24, 2005, we sold Satellite Place, on April 13, 2005, we sold Financial Plaza, on June 8, 2005, the Oakey Building was listed for sale, and on December 19, 2005, the Southwood Tower property was sold. In addition, on December 27, 2005, we purchased the 3500 Maple property and immediately listed it for sale. As a result of such sales and listing for sale, we reclassified amounts related to Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, NNN Oakey Building, LLC and 3500 Maple property in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, NNN Oakey Building, LLC, and 3500 Maple property, have been excluded from our results from continuing operations for all periods presented herein. The financial results for Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, NNN Oakey Building, LLC, and 3500 Maple property are presented in our consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheets in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale,” “Mortgage loans payable secured by properties held for sale,” “Other liabilities — properties held for sale” and “Minority Interests — properties held for sale.”

Other Assets
      Other assets consist primarily of deferred rent receivables, leasing commissions, deferred financing costs, prepaid expenses and deposits. Costs incurred for property leasing have been capitalized as deferred assets. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes. As of December 31, 2005 and 2004 we did not have any derivative financial instruments at any of our consolidated properties.
      Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the consolidated statement of operations in the period of change.

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

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2005 and 2004, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
      As of December 31, 2005, we had interests in one property located in Nevada which accounted for 7.6% of our total revenue, one property located in Oregon which accounted for 15.1% of our total revenue and three properties located in Texas which accounted for 77.3% of our total revenue based on contractual base rent from leases in effect at December 31, 2005.
      As of December 31, 2005, one of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Heritage Capital Corporation	$1,575,000	14.5%	3500 Maple	75,000	06/30/15

*	Annualized rental income is based on contractual base rent from leases in effect at December 31, 2005.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, one of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2004 Annual	2004 Annual		Square Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

General Service Administration (IRS)	$3,014,000	37.72%	Oakey Building	84,000	05/31/05

*	Annualized rental income is based on contractual base rent from leases in effect at December 31, 2004.
      As of December 31, 2003, one of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2004 Annual	2004 Annual		Square Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

Westwood College of Technology	$539,000	100.0%	Executive Center I	33,000	01/31/13

*	Annualized rental income is based on contractual base rent from leases in effect at December 31, 2003.

Fair Value of Financial Instruments
      The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, investments in marketable securities, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. Marketable securities are carried at fair value. The fair value of due to and from related parties is not determinable due to its related party nature. Based on borrowing rates available to us, the fair value of our mortgage debt including properties held for sale at December 31, 2005 and 2004 was $109,775,000 and $24,261,000, respectively.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income
      We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from unit holders’ transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Our only comprehensive income (loss) items were net income (loss) and the unrealized change in fair value of marketable securities.

Per Unit Data
      We report earnings per unit pursuant to SFAS No. 128, Earnings Per Unit. Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of units outstanding during the period. Diluted earnings per unit are computed based on the weighted-average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities during the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003.
      Net income (loss) per unit is calculated as follows:

			For the Period from
			June 19, 2003
	Years Ended December 31,		(Date of Inception)
			through
	2005	2004	December 31 2003

Income (loss) from continuing operations	$185,000	$(2,157,000)	$(116,000)
Income (loss) from discontinued operations	6,728,000	(145,000)	—

Net income (loss)	$6,913,000	$(2,302,000)	$(116,000)

Net income (loss) per unit — basic and diluted:
Continuing operations — basic and diluted	$18.50	$(350.28)	$(178.74)
Discontinued operations — basic and diluted	672.80	(23.54)	—

Total net income (loss) per unit — basic and diluted	$691.30	$(373.82)	$(178.74)

Weighted-average number of units outstanding — basic and diluted	10,000	6,158	649

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Minority Interests
      Minority interests relate to the interests in the consolidated entities that are not wholly owned by us.

Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of the interpretation in 2005 did not have a material effect on our consolidated financial statements or results of operations.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material impact on our financial position or results of operations.
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.

3.	Investments in Real Estate

Operating Properties
      Our investment in our consolidated properties consisted of the following at December 31, 2005 and 2004:

	2005	2004

Buildings and tenant improvements	$26,289,000	$4,517,000
Land	7,389,000	2,190,000

	33,678,000	6,707,000
Less: accumulated depreciation	(726,000)	(182,000)

	$32,952,000	$6,525,000

      Depreciation expense was $544,000, $182,000 and $0 for the years ended December 31, 2005 and 2004 and the period from June 19, 2003 (date of inception) through December 31, 2003, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Acquisitions
      We acquired the following properties or interests therein during 2005:

Consolidated Properties

Interwood — Houston, Texas
      On January 26, 2005, we purchased a 100% interest in the Interwood property, an 80,000 square foot, two-story office building located in Houston, Texas. The property was purchased from an unaffiliated third party for a purchase price of $8,000,000. We financed the property with a two-year $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle, which bears interest at one-month LIBOR plus 300 basis points, requiring interest-only payments. Realty was paid a sales commission of $250,000, or 3.1% of the purchase price, of which 75.0% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Woodside Corporate Park — Beaverton, Oregon
      On September 30, 2005, we purchased five office buildings at Woodside Corporate Park, or the Woodside property, totaling 193,000 square feet of GLA from an unaffiliated third party for a purchase price of $22,862,000. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The property was financed with a mortgage loan in the amount of $15,915,000, which bears interest at one-month LIBOR plus 335 basis points, requiring interest-only payments. Realty was paid a sales commission of $579,000, or 2.5% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Daniels Rd land parcel — Heber City, Utah
      On October 14, 2005, we purchased 100% of 1590 South Daniels, a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured home, located in Heber City, Utah. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We intend to explore development of the land into public storage units.

3500 Maple — Dallas, Texas
      On December 27, 2005, we purchased a 99.0% interest in the 3500 Maple Avenue property, a 375,000 square-foot office building located in Dallas, Texas, from an unaffiliated third party. An affiliated entity, NNN 3500 Maple, LLC, purchased the remaining 1.0% interest. The total purchase price was $66,500,000. The purchase was financed with: (i) a first mortgage loan from Wachovia Bank, National Association, or Wachovia, of $47,000,000 due in ten years with an effective fixed interest rate of 5.77%, requiring interest-only payments for five years and a 30-year amortization thereafter; and (ii) a mezzanine loan from Wachovia of $11,320,000 due in ten years with a floating interest rate of 500 basis points over the 30-day LIBOR for 120 days and a floating interest rate of 1,000 basis points over the 30-day LIBOR thereafter.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Dispositions
      We sold our interests in the following properties during 2005:

Consolidated Properties

Southwood Tower — Houston, Texas
      On December 19, 2005, we sold Southwood Tower, our wholly-owned property located in Houston, Texas, to an unaffiliated third party for a sales price of $9,373,000. Our cash proceeds were $7,493,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $2,402,000. A property disposition fee of $94,000, or 1.0% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $375,000, or 4% of the sales price, were paid to unaffiliated brokers. We may reinvest the net proceeds from the sale in real estate property that qualifies for like-kind exchange treatment under Section 1031 of the Internal Revenue Code.
      As part of the sale of Southwood Tower, a leasing reserve escrow account was funded at the close of the sale with $1,148,000 which will pay for vacant space within the sold building for a period of five years. The purchaser will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements. We have accounted for this as an escrow deposit with offsetting deferred revenue. We will recognize revenue, if any, upon release of escrow funds to us.

Financial Plaza — Omaha, Nebraska
      On April 13, 2005, we sold Financial Plaza, our wholly-owned property located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments from the buyer. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of $3,015,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On February 24, 2005, we sold Satellite Place, our wholly-owned property located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by TICs also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of $385,000. Realty did not receive a disposition fee upon the sale of the property.

Unconsolidated Properties

Emerald Plaza Building — San Diego, California
      On November 10, 2005, our Manager sold the Emerald Plaza Building located in San Diego, California, of which we owned 4.6%, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $2,405,000 after closing costs and other transaction expenses. The sale resulted in

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
us recording a gain of $988,000. A property disposition fee of $2,250,000, or 1.8%, of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $700,000, or 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson were paid in full.

801 K Street — Sacramento, California
      On August 26, 2005, our Manager sold 801 K Street located in Sacramento, California, of which we owned an 18.3% interest therein, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds were $7,244,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $2,079,000. A property disposition fee of $2,550,000, or 3.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement, and sales commissions of $555,000, or 0.7% of the total sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to Cunningham were paid in full.

2004 Acquisitions
      We acquired interest in the following properties during 2004:

Consolidated Properties

Oakey Building — Las Vegas, Nevada
      On April 2, 2004, we purchased a 75.4% interest in the Oakey Building, a four-story, Class A office building of 98,000 square feet located in Las Vegas, Nevada. In the purchase transaction, T REIT, Inc., an affiliated party, who is also managed by our Manager, acquired a 9.8% interest in Oakey Building and unaffiliated members acquired the remaining 14.8%. The total purchase price for the Oakey Building was $8,137,000. Our initial investment was $6,178,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10.0% per annum until the due date of April 1, 2005. On April 1, 2005, the loan was extended until October 1, 2005 and from that date bears interest at a fixed interest rate of 8.0% per annum. The seller paid Realty a sales commission of $237,000, or 2.9% of the total purchase price, of which 75.0% was passed though to our Manager pursuant to the Realty-Triple Net Agreement. On September 6, 2005, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period up to $1,065,000. The loan term provides for our option of LaSalle’s prime rate or three months LIBOR plus 2.0% per annum. The loan matures on September 6, 2007. We are required to make interest-only payments. The outstanding balance of the loan as of December 31, 2005 was $8,757,000 at interest rate of 6.29% per annum.

Southwood Tower — Houston, Texas
      On October 27, 2004, we purchased a 100% interest in Southwood Tower, a Class A office building of 79,000 square feet located in Houston, Texas. The property was purchased from an unaffiliated third party for a cash purchase price of $5,461,000. The seller paid Realty a sales commission of $159,000, or 2.9% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Plaza — Omaha, Nebraska
      On October 29, 2004, we purchased a 100% interest in Financial Plaza, a four-story, Class A office building of 86,000 square feet located in Omaha, Nebraska. The property was purchased from an unaffiliated third party for a purchase price of $5,660,000. At acquisition, we obtained a first mortgage loan from American Express Certificate Company in the amount of $4,125,000, which bears interest at a 6-month LIBOR plus 180 basis points. The initial term of the loan is three years from the date of acquisition. The seller paid Realty a sales commission of $160,000, or 2.8% of the total purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Satellite Place — Atlanta, Georgia
      On November 29, 2004, we purchased a 100% interest in Satellite Place, two single-story, Class A office buildings totaling 178,000 square feet located in Atlanta, Georgia. The property was purchased from an unaffiliated third party for a purchase price of $18,300,000. At acquisition, we obtained a first mortgage loan from LaSalle Bank National Association, or LaSalle, in the amount of $11,000,000, which bears interest at 30-day LIBOR plus 275 basis points. The initial term of the loan is six months from the date of acquisition with one six-month option to extend and an option to convert to fixed-rate debt with LaSalle in favor of the borrower anytime during the term. The seller paid Realty a sales commission of $356,000, or 1.9% of the total purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Unconsolidated Properties

801 K Street — Sacramento, California
      On March 31, 2004, we purchased an 18.3% interest in 801 K Street, a 28-story, Class A office building of 336,000 square feet located in Sacramento, California.
      Through the date of disposition, 801 K Street was owned by the following interest holders as TICs:

Tenants-in-Common	Interest Held

NNN 801 K Street, LLC	21.5%
Unaffiliated third parties (combined)	78.5%
      Through the date of disposition, NNN 801 K Street, LLC, which owns an aggregate 21.5% interest in 801 K Street, was owned by the following members, with the proportionate membership interest and interest in 801 K Street listed, respectively:

	Membership Interest in	Interest in 801 K
Members	NNN 801 K Street, LLC	Street Property

NNN 2003 Value Fund, LLC	85.0%	18.3%
Unaffiliated members (combined)	15.0%	3.2%
      The property was purchased from an unaffiliated third party for a total purchase price of $65,780,000. Our total investment consisted of $12,064,000. We used the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from HSH Nordbank AG in the amount of $41,350,000. The loan bears interest at a 30-day LIBOR plus 200 basis points until the property reached 80% leasing at which time interest was reduced to 30-day LIBOR plus 190 basis points. The first 24 months of the loan term are interest only and the last 12 months of the initial loan term are amortized with $56,250 monthly principal payments. The initial term of the loan is three years, due in March 2007. The borrower had an option to extend the maturity date for two 12-month terms. The rate was 4.18% per annum at December 31, 2004. The seller paid Realty a sales commission of $1,500,000, or 2.3% of the

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
total purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Enterprise Technology Center — Scotts Valley, California
      On May 7, 2004, we purchased an 8.5% interest in Enterprise Technology Center, a Class A office building campus of 370,000 square feet located in Scotts Valley, California.
      As of December 31, 2005, Enterprise Technology Center was owned by the following interest holders as TICs:

Tenants-in-Common	Interest Held

NNN Enterprise Technology Center, LLC	11.6%
Unaffiliated third parties (combined)	88.4%
      As of December 31, 2005, NNN Enterprise Technology Center, LLC, which owns an aggregate 11.6% interest in Enterprise Technology Center, was owned by the following members, with the proportionate membership interest and interest in Enterprise Technology Center listed, respectively:

		Interest in
	Membership Interest in	Enterprise
	NNN Enterprise Technology	Technology Center
Members	Center, LLC	Property

NNN 2003 Value Fund, LLC	73.3%	8.5%
Unaffiliated members (combined)	26.7%	3.1%
      The property was purchased from an unaffiliated third party for a total purchase price of $61,300,000. Our total investment consisted of $5,233,000. We use the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from UBS Investment Bank, in the amount of $36,500,000, which bears interest at a fixed rate of 6.44% per annum. The note requires monthly interest only payments. The initial term of the loan is 36 months and may be extended by the borrower for an additional 24 months. The seller paid Realty a sales commission of $1,800,000, or 2.9% of the total purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Emerald Plaza — San Diego, California
      On June 14, 2004, we purchased a 4.6% interest in the Emerald Plaza Building in San Diego, CA. Emerald Plaza is a Class A office tower of 355,000 square feet located in downtown San Diego, California.
      Through the date of disposition, Emerald Plaza was owned by the following interest holders as TICs:

Tenants-in-Common	Interest Held

NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties (combined)	77.6%
AWT Family, LP, a limited partnership wholly owned by Anthony W. Thompson	1.9%

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Through the date of disposition, NNN Emerald Plaza, LLC which owns an aggregate 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed, respectively:

		Interest in
	Membership Interest in	Emerald Plaza
Members	NNN Emerald Plaza, LLC	Property

NNN 2003 Value Fund, LLC	22.2%	4.6%
Unaffiliated Members (combined)	64.2%	13.2%
T REIT, LP	13.2%	2.7%
Affiliated Members (combined)	0.4%	0.1%
      The LLC members include T REIT, Inc, an affiliated party that is also managed by our Manager, and affiliated members, including two members of the Board of Managers.
      Emerald Plaza was purchased from an unaffiliated third party for a purchase price of $100,940,000. Our investment consisted of $4,595,000. We used the equity method of accounting to account for this investment. The property was financed with a $68,500,000 secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a variable interest rate based on 30-day LIBOR plus 245 basis points. The rate in effect at December 31, 2004 was 4.93% per annum. The seller paid Realty a sales commission of $2,940,000, or 2.9% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. On November 10, 2005, our Manager sold the Emerald Plaza Building to an unaffiliated third party.

2003 Acquisition
      We acquired interests in the following properties during 2003:

Consolidated Properties

Executive Center I — Dallas, Texas
      On December 30, 2003, we purchased a 100% interest in the Executive Center I property, a 205,000 square foot, ten story, office building, located in Dallas, Texas. The property was purchased from an unaffiliated third party for a purchase price $8,178,000. We financed the property with a $4,500,000 secured loan from Vestin Mortgage, Inc. with a fixed interest rate of 10.5% per annum. The seller paid Realty sales commissions of $223,000, or 2.7% of the purchase price of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Unconsolidated Properties

Executive Center II & III, Dallas, Texas
      On August 1, 2003, we, as a member of NNN Executive Center, LLC, a Texas limited liability company, purchased a 38.1% interest in Executive Center II & III, two Class A office buildings, totaling 381,000 square feet located in Dallas, Texas.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, Executive Center II & III is owned by the following interest holders as TIC’s:

Interest
Tenants-in-Common	Held

NNN Executive Center, LLC	49.6%
NNN Executive Center II & III 2003, LP (wholly owned by us)	3.0%
Unaffiliated third parties (combined)	45.9%
AWT Family, LP, a limited partnership wholly owned by Anthony W. Thompson	1.5%
      As of December 31, 2005, NNN Executive Center, LLC, which owns an aggregate 49.6% interest in Executive Center II & III, is owned by the following members, with the proportionate membership interest listed respectively:

	Membership	Interest in
	Interest In	Executive
	NNN Executive	Center II &
Members	Center, LLC	III Property

NNN 2003 Value Fund, LLC	76.8%	38.1%
Unaffiliated members (combined)	23.2%	11.5%
      The property was purchased from an unaffiliated third party for a purchase price of $24,600,000. Our total investment consisted of our proportionate share of the purchase price of $9,390,000. We use the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from LaSalle in the amount of $14,950,000, which bears interest at 30-day LIBOR plus 300 basis points, with a floor of 5.0% per annum. The seller paid Realty a sales commission of $600,000, or 2.4% of the total purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      Our aggregate ownership percentage in Executive Center II & III property is 41.1% at December 31, 2005, based on our ownership in NNN Executive Center, LLC and our TIC ownership on the property.
      On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 due January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.5% or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 which is due January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60%, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness which is not subordinated to the Bank Loans. This waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate
      We had the following investments in unconsolidated real estate at December 31, 2005 and 2004:

			December 31,
		Percentage
Description	Location	Owned	2005	2004

801 K Street	Sacramento, CA	18.3%	$—	$5,103,000
Emerald Plaza	San Diego, CA	4.6%	—	1,529,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	2,638,000	2,808,000
Executive Center II & III	Dallas, TX	41.1%	2,993,000	2,042,000

Total			$5,631,000	$11,482,000

      Summarized combined financial information about our unconsolidated real estate is as follows:

	December 31,

	2005	2004

Balance Sheet Data:
Assets (primarily real estate)	$87,238,000	$260,296,000

Mortgage loans and other debt payable	$50,851,000	$160,771,000
Other liabilities	6,614,000	10,603,000
Equity	29,773,000	88,922,000

Total liabilities and equity	$87,238,000	$260,296,000

Our share of equity	$5,631,000	$11,482,000

			For the Period from
			June 19, 2003
	Years Ended December 31,		(Date of Inception)
			through
	2005	2004	December 31, 2003

Revenues	$27,401,000	$23,117,000	$2,049,000
Rental and other expenses	29,168,000	26,767,000	2,316,000

Net income (loss)	$(1,767,000)	$(3,650,000)	$(267,000)

Our equity in loss	$(557,000)	$(682,000)	$(132,000)

Gain on sale of unconsolidated real estate	$3,067,000	$—	$—

Equity in earnings (loss) and gain on sale of unconsolidated real estate	$2,510,000	$(682,000)	$(132,000)

      Effective May 1, 2005, our Manager suspended distributions at Executive Center II & III, of which we owned a 38.1% interest therein, due to the modification of a significant tenant lease at the property resulting in reduced revenues. On October 13, 2005, we bought a 3% TIC interest in Executive Center II & III from an existing unaffiliated TIC for $441,000. As a result of the purchase, we increased our effective ownership in the property from 38.1% to 41.1%.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own an 8.5% interest therein, were reduced from 8% to 4%, as a result of a decrease in occupancy from 90.7% to 83.3% because of our Manager’s inability to renew expiring leases. Effective November 1, 2005, our

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Manager has agreed to defer 50% of its property management fee until further notice. Our Manager will continue its efforts to lease the property.

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2005
Equity securities	$1,861,000	$6,000	$7,000	$1,860,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $344,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	December 31,

	2005	2004

In place leases, above market leases and tenant relationships, net of accumulated amortization of $800,000 and $176,000 at December 31, 2005 and 2004, respectively (with a weighted-average life of 50 months, 57 months, and 96 months for in-place leases, above market leases and tenant relationships, respectively, at December 31, 2005 and a weighted-average life of 97 months, 97 months, and 139 months for in-place leases, above market leases and tenant relationships, respectively, at December 31, 2004)	$5,240,000	$1,523,000

      Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2005 and 2004 and the period from June 19, 2003 (date of inception) through December 31, 2003 was $624,000, $104,000 and $0, respectively.
      Estimated amortization expense of the identified intangible assets as of December 31, 2005 for each of the five succeeding fiscal years is as follows:

Year	Amount

2006	$1,163,000
2007	$1,055,000
2008	$823,000
2009	$683,000
2010	$591,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets
      Other assets consisted of the following:

	December 31,

	2005	2004

Deferred rent receivable	$158,000	$38,000
Lease commissions, net of accumulated amortization of $10,000 and $0 at December 31, 2005 and 2004, respectively	158,000	77,000
Deferred financing costs, net of accumulated amortization of $92,000 and $109,000, at December 31, 2005 and 2004, respectively	331,000	34,000
Prepaid expenses, deposits and other	147,000	—

Total other assets	$794,000	$149,000

7.	Notes Receivable
      On April 13, 2005 we received a note receivable for $2,300,000 from the purchaser of Financial Plaza. The note is secured by the property and bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments to us.

8.	Mortgage Loans Payable and Other Debt
      We have fixed and variable rate mortgage loans and mortgage loans secured by properties, including properties held for sale, of $93,492,000 and $23,625,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the effective interest rates on mortgage loans ranged from 5.8% to 10.0% per annum and 4.49% to 10.50% per annum, respectively, and the weighted-average effective interest rate was 6.9% and 6.8% per annum, respectively. The loans mature at various dates through January 2016. As of December 31, 2005, none of our mortgage loans have monthly principal payments.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2005, we were in compliance with all such covenants.
      The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount

2006	$—
2007	19,257,000
2008	15,915,000
2009	—
2010	—
Thereafter	58,320,000

Total	$93,492,000

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the year ended December 31, 2005, we borrowed $1,315,000 and repaid $1,315,000 on margin. At December 31, 2005 and 2004, we did not have any margin liabilities outstanding.

9.	Minority Interests
      Minority interests including property held for sale relate to the interests in the following consolidated limited liability company or limited partnership entities that are not wholly owned by us:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
NNN Executive Center, LLC	08/01/03	23.2%
NNN 801 K Street, LLC	03/31/04	15.0%
NNN Oakey Building 2003, LLC	04/02/04	24.6%
NNN 3500 Maple, LLC	12/27/05	1.0%

10.	Unit Holders’ Equity
      Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
      There are three classes of units with different rights with respect to distributions. As of December 31, 2005 and 2004, 4,000 Class A units were issued, with aggregate gross proceeds of $20,000,000; 3,200 Class B units were issued with aggregate gross proceeds of $16,000,000 and 2,800 Class C units were issued with aggregate gross proceeds of $14,000,000. The rights and obligations of all unit holders are governed by the Operating Agreement.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10%, 9% and 8% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8% return on their Class C units, and Class B unit holders do not receive more than a 9% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15%, 20% and 25% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations.
      Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; second, pro rata to all unit holders in accordance with their membership interests until all capital contributions are reduced to zero; and third, in accordance with the distributions as outlined above in the Cash from Operations.
      During the years ended December 31, 2005, 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, distributions of $352 per unit were declared, aggregating

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $3,493,000, $1,908,000 and $35,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
      In connection with the sale of units, we incurred $0, $6,880,000 and $1,657,000 of costs related to the issuance and distribution of the units during the years ended December 31, 2005 and 2004, and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively. Such amounts include $0, $4,099,000, and $1,050,000 during the years ended December 31, 2005 and 2004, and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively, incurred to NNN Capital Corp., the dealer manager of our offering, which was wholly — owned by Anthony W. Thompson. These costs are comprised of selling commissions and marketing and due diligence expenses. The dealer manager reallowed all of the commissions and some of the marketing and due diligence expenses to participating broker dealers. In addition, $0, $2,567,000 and $568,000 was paid to our Manager for offering expenses during the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively.

11.	Future Minimum Rent

Rental Income
      We have operating leases with tenants that expire at various dates through 2016 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2005, are summarized as follows:

Year Ending

2006	$10,595,000
2007	12,569,000
2008	11,235,000
2009	10,789,000
2010	10,070,000
Thereafter	22,987,000

Total	$78,245,000

      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2005, 2004, and for the period from June 19, 2003 (date of inception) through December 31, 2003 the amount of contingent rent earned by us was not significant.

12.	Related Party Transactions

The Management Agreement
      Our Manager manages us pursuant to the terms of the Operating Agreement. While we have no employees, certain employees of our Manager provide connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or 10 years from the date of acquisition. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
      Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below:

Property Management Fees
      Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, we paid Realty management fees of $268,000, $272,000, and $0 respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      Effective May 1, 2005, the Board of Managers and Realty renegotiated and amended the terms of the Management Agreement to reduce the property management fee paid by us to Realty to 5.0% of the gross receipts revenue from our properties.

Real Estate Commissions
      We pay Realty a real estate commission fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003 we paid Realty $829,000, $912,000, and $223,000, respectively, for real estate commission fees, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fees
      We pay Realty a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003 we paid Realty, $569,000, $0 and $0, respectively, for real estate disposition fees, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease Commissions
      We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003 we paid to Realty leasing commissions of $747,000, $0 and $0, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Accounting Fees
      Our Manager is entitled to receive accounting fees for record keeping services provided to us. We paid our Manager accounting fees of $43,000, $10,000, and $0 for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Fees
      We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For, the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, we paid Realty construction fees $173,000, $0, and $0, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Loan Fees
      We pay Realty a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. For the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, $107,000, $0 and $0, respectively, was incurred to Realty for loan fees, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Acquisition Fees
      We pay our Manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4% of the funds raised in the Private Placement. We incurred acquisition fees of $0, $1,623,000 and $377,000 for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or agreed to be borne directly by our Manager as discussed above.

Advance from Our Manager
      As of December 31, 2005, the 3500 Maple property has an outstanding unsecured non-interest bearing advance in the amount of $1,385,000 due to our Manager.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt Due to Related Parties
      Our properties may obtain secured or unsecured debt financing through one or more related parties, including our Manager or Cunningham. As of December 31, 2005, the following related party notes were outstanding:

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham at December 31, 2005. The notes bear interest at 8% per annum and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/09/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Offering Expenses

Selling Commissions
      NNN Capital Corp., the dealer manager of our offering, or the Dealer Manager, which was solely owned during the offering period by Anthony Thompson, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, which were reallowed to the broker-dealer selling group. The Dealer Manager received selling commissions from us of $0, $2,944,000 and $954,000 for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively, 100.0% of which were re-allowed to participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees
      The Dealer Manager received non-accountable marketing and due diligence expense reimbursements from us of 1.5% of the aggregate gross offering proceeds from the Private Placement. The Dealer Manager received marketing and due diligence expense reimbursement fees of $0, $1,155,000 and $96,000 for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively. The Dealer Manager may re-allow up to 1.0% of these fees to participating broker dealers.

Organization and Offering Expenses
      Our Manager bears some of our organization and offering costs incurred in our offerings. Our Manager was reimbursed by us for organizational and offering expenses up to 2.5% of the aggregate gross offering proceeds from our private placement of units. Our Manager was reimbursed $0, $944,000 and $191,000 for the years ended December 31, 2005 and 2004 and for the period from June 19, 2003 (date of inception) through December 31, 2003, respectively, for the reimbursement of organization and offering expenses incurred.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is a total overstatement of our Manager’s program and aggregate portfolio operating results in an amount of approximately $1,730,000 for cash generated after payment of cash distributions.
      Our Manager’s board of managers, or the Board of Managers, has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a more detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed as Appendix A to Amendment No. 5 to our Registration Statement on Form 10, filed on March 17, 2006.

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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $50,851,000 and $160,771,000 at December 31, 2005 and 2004, respectively. Our share of unconsolidated debt based on our ownership percentage was $9,300,000 and $19,366,000 at December 31, 2005 and 2004, respectively.

		December 31, 2005		December 31, 2004

			NNN 2003		NNN 2003
		Mortgage	Value Fund,	Mortgage	Value Fund,
	Ownership	and Other	LLC’s Portion	and Other	LLC’s Portion
Property	Percentage	Debt Balance	of Debt	Debt Balance	of Debt

801 K Street	18.3%	$—	$—	$41,350,000	$7,557,000
Emerald Plaza	4.6%	—	—	68,500,000	3,117,000
Enterprise Technology Center	8.5%	35,580,000	3,024,000	36,177,000	3,076,000
Executive Center II & III	41.1%	15,271,000	6,276,000	14,744,000	5,616,000

		$50,851,000	$9,300,000	$160,771,000	$19,366,000

      On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 due January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.5% or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60%, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness which is not subordinated to the Bank Loans. This waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006.

14.	Discontinued Operations — Properties Held for Sale
      In accordance with SFAS No. 144, the net income (loss) and the net gain on dispositions of operating properties sold as of December 31, 2005 or classified as held for sale as of December 31, 2005 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2005 and 2004, discontinued operations included the net income (loss) of three properties sold and two properties held for sale at December 31, 2005. No

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
properties held for the period from June 19, 2003 (date of inception) through 2003 are considered discontinued.

Property	Date Purchased	Date Approved for Sale	Date Sold

3500 Maple Building	December 27, 2005	December 27, 2005	14% sold on February 10, 2006
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006
Southwood Tower	October 27, 2004	June 1, 2005	December 19, 2005
Financial Plaza	October 29, 2004	January 15, 2005	April 13, 2005
Satellite Place	November 29, 2004	December 17, 2004	February 24, 2005
      The following table summarizes the income (loss) and expense components that comprise discontinued operations for the years ended December 31, 2005 and 2004:

	Years Ended December 31,

	2005	2004

Rental income	$3,826,000	$2,215,000
Rental expenses	(1,540,000)	(1,021,000)
Depreciation and amortization	(813,000)	(1,025,000)

Income before other expense	1,473,000	169,000
Interest expense (including amortization of deferred financing costs)	(382,000)	(363,000)
Minority interests	(165,000)	49,000

Income (loss) from discontinued operations — properties held for sale, net	926,000	(145,000)
Gain on sale of real estate	5,802,000	—

Discontinued operations	$6,728,000	$(145,000)

      A summary of the properties held for sale balance sheet information is as follows:

	December 31,	December 31,
	2005	2004

Operating properties, net of accumulated amortization of $139,000 and $214,000, at December 31, 2005 and 2004, respectively	$62,019,000	$30,209,000
Identified intangible assets, net of accumulated amortization of $0 and $1,564,000 at December 31, 2005 and 2004, respectively	15,622,000	5,932,000
Lease commissions, net of accumulated amortization of $39,000 and $3,000 at December 31, 2005 and 2004, respectively	658,000	71,000
Loan fees, net of accumulated amortization of $53,000 and $41,000 at December 31, 2005 and 2004, respectively	730,000	285,000
Other assets	851,000	259,000

Total Assets	$79,880,000	$36,756,000

Mortgage loans payable	$67,077,000	$19,125,000
Security deposits, prepaid rent and other liabilities	2,242,000	591,000

Total Liabilities	$69,319,000	$19,716,000

Minority interests	$1,613,000	$1,571,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2005 and 2004, and the period from June 19, 2003 (date of inception) through December 31, 2003 was as follows:

					For the Period from
	Years Ended December 31,				June 19, 2003
					(Date of Inception)
					through
	2005		2004		December 31, 2003

Ordinary income	$94,000	2.7%	$877,000	46.0%	$35,000	100.0%
Capital gain	3,339,000	95.6%	—	0.0%	—	0.0%
Return of capital	60,000	1.7%	1,031,000	54.0%	—	0.0%

	$3,493,000	100.0%	$1,908,000	100.0%	$35,000	100.0%

16.	Selected Quarterly Data (unaudited)
      Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Revenues	$946,000	$492,000	$393,000	$363,000
Expenses	2,024,000	638,000	778,000	515,000

Loss before other income (expense) and discontinued operations	(1,078,000)	(146,000)	(385,000)	(152,000)
Other (expense) income	(195,000)	39,000	(53,000)	(189,000)
Equity in earnings (losses) and gain on sale of unconsolidated real estate	639,000	1,985,000	(273,000)	159,000
Minority interests	92,000	(286,000)	76,000	(48,000)

Income (loss) from continuing operations	(542,000)	1,592,000	(635,000)	(230,000)
Discontinued operations	2,765,000	224,000	3,139,000	600,000

Net income (loss)	$2,223,000	$1,816,000	$2,504,000	$370,000

Net income (loss) per unit — basic and diluted
Continuing operations	$(54.20)	$159.20	$(63.50)	$(23.00)
Discontinued operations	276.50	22.40	313.90	60.00

Net income (loss) per unit — basic and diluted	$222.30	$181.60	$250.40	$37.00

Weighted-average number of units outstanding — basic and diluted	10,000	10,000	10,000	10,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Revenues	$272,000	$182,000	$157,000	$128,000
Expenses	520,000	660,000	620,000	547,000

Loss before other income (expense) minority interests and discontinued operations	(248,000)	(478,000)	(463,000)	(419,000)
Equity in earnings (losses) of unconsolidated real estate	(231,000)	(120,000)	(163,000)	(168,000)
Minority interests	26,000	30,000	37,000	40,000

Income (loss) from continuing operations	(453,000)	(568,000)	(589,000)	(547,000)
Discontinued operations	(62,000)	(73,000)	(10,000)	—

Net income (loss)	$(515,000)	$(641,000)	$(599,000)	$(547,000)

Net income (loss) per unit — basic and diluted:
Continuing operations	$(45.30)	$(72.56)	$(136.06)	$(224.36)
Discontinued operations	(6.20)	(9.33)	(2.31)	0.00

Net income (loss) per unit — basic and diluted	$(51.50)	$(81.89)	$(138.37)	$(224.36)

Weighted-average number of units outstanding — basic and diluted	10,000	7,828	4,329	2,438

17.	Business Combinations
      During the year ended December 31, 2005, we completed the acquisition of three consolidated office properties, thereby adding a total of 648,000 square feet of GLA to our consolidated property portfolio. The aggregate purchase price of the properties was $97,362,000, of which $79,735,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price of the properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During 2005, we allocated and recorded $19,963,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases; on certain acquisitions, we recorded lease intangible liabilities related to the acquired below market leases of $353,000. Certain allocations as of December 31, 2005 are subject to change.
      In 2005, we also purchased a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured house. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We intend to explore development of the land into public storage units.
      In addition, three consolidated properties were sold during the year ended 2005, and one was listed for sale at the end of December 31, 2005 as discussed in Note 3.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Assuming all of the 2005 and 2004 acquisitions and dispositions had occurred on January 1, 2004, pro forma revenues, net loss and net loss per diluted unit would have been $3,582,000, $(1,177,000) and $(117.70), respectively, for the year ended December 31, 2005; and $3,243,000, $(3,735,000) and $(606.53), respectively, for the year ended December 31, 2004. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events
      On January 12, 2006 our 76.8% interest in NNN Executive Center, LLC was converted into a 38.1% TIC interest in the Executive Center II & III property, which was our effective ownership of the underlying property through Executive Center, LLC before the conversion. On October 13, 2005, we bought a 3% TIC interest in Executive Center II & III property from an existing unaffiliated TIC for $441,000. As a result of the purchase of the 3% TIC interest and the conversion of our ownership in Executive Center, LLC, we now own a 41.1% TIC interest in the property.
      Effective January 17, 2006, Kelly J. Caskey resigned as our chief financial officer.
      Effective January 17, 2006, Michael F. O’Flynn was appointed as our chief accounting officer.
      On January 24, 2006, our Manager sold the Oakey Building located in Las Vegas, Nevada, of which we owned a 75.4% interest, to an unaffiliated third party for a total sales price of $22,250,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the purchaser on a monthly basis over time. Our cash proceeds were $7,278,000 after closing costs and other transaction expenses. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers.
      On February 3, 2006, we repaid the $1,385,000 advance due to our Manager related to the purchase of the 3500 Maple property.
      On February 10, 2006, our Manager sold in an affiliated transaction the 14.0% of the 3500 Maple property located in Dallas, Texas, for a total sales price of $9,381,000 to TICs. Our cash proceeds were $3,161,000 after closing costs and other transaction expenses. Our interest in the property has decreased from 99.0% to 85.0%. In conjunction with the sale, the $6,581,000 loan on the property was assumed by the buyers on a joint and several basis. We expect to sell our remaining interests in the property to TICs through other affiliated transactions in 2006.
      On March 9, 2006, our Manager approved the repurchase of 30 units in the amount of $134,000.
      On March 29, 2006, we paid a special distribution of $2,500,000, or $250.75 per unit, which approximates the taxable share of our 2005 income to our unit holders when added to the 2005 distributions already paid.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Owners of
801 K Street
      We have audited the accompanying balance sheets of 801 K Street, (the “Property”), as of December 31, 2005 and 2004 and the related statements of operations, owners’ equity, and cash flows for the year ended December 31, 2005 and for the period from March 31, 2004 (date of purchase) through December 31, 2004. These financial statements are the responsibility of the Property’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Property is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Property’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Property as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from March 31, 2004 (date of purchase) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Reehl and Williamson, LLP
March 15, 2006

801 K STREET, A REAL ESTATE PROPERTY
BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
Real estate property, held for sale, net	$—	$55,051,000
Cash and cash equivalents	63,000	757,000
Other receivables	33,000	59,000
Intangible assets, net	—	9,774,000
Other assets, net	—	1,104,000

	$96,000	$66,745,000

LIABILITIES AND OWNERS’ EQUITY
Accounts payable and accrued liabilities	$29,000	$1,376,000
Intangible liabilities, net	—	409,000
Security deposits and prepaid rent	—	48,000
Accounts payable to related parties	—	9,000
Mortgage loan payable	—	41,350,000

	29,000	43,192,000
Commitments and contingencies (Note 8)
Owners’ equity	67,000	23,553,000

	$96,000	$66,745,000

The accompanying notes are an integral part of these financial statements.

801 K STREET, A REAL ESTATE PROPERTY
STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2005 and for the Period
March 31, 2004 (Date of Purchase) through December 31, 2004

		For the Period
		March 31, 2004
		(Date of
	Year Ended	Purchase) through
	December 31,	December 31,
	2005	2004

Revenues:
Rental income	$4,737,000	$5,733,000
Parking income and tenant reimbursements	381,000	354,000

	5,118,000	6,087,000

Operating expenses:
Rental expenses	2,146,000	2,374,000
General and administrative	169,000	83,000
Depreciation and amortization	198,000	2,618,000

	2,513,000	5,075,000

Operating income	2,605,000	1,012,000
Gain on sale of property	9,851,000	—
Interest expense	(826,000)	(1,113,000)

Net income (loss)	$11,630,000	$(101,000)

The accompanying notes are an integral part of these financial statements.

801 K STREET, A REAL ESTATE PROPERTY
STATEMENTS OF OWNERS’ EQUITY
For the Year Ended December 31, 2005 and for the Period
March 31, 2004 (Date of Purchase) through December 31, 2004

	NNN 801 K	Unaffiliated Tenant in
	Street, LLC	Common Interest	Total

BALANCE — March 31, 2004 (Date of Purchase)	$—	$—	$—
Contributions	5,421,000	19,713,000	25,134,000
Distributions	(318,000)	(1,162,000)	(1,480,000)
Net loss	(22,000)	(79,000)	(101,000)

BALANCE — December 31, 2004	5,081,000	18,472,000	23,553,000
Distributions	(7,505,000)	(27,611,000)	(35,116,000)
Net income	2,439,000	9,191,000	11,630,000

BALANCE — December 31, 2005	$15,000	$52,000	$67,000

The accompanying notes are an integral part of these financial statements.

801 K STREET, A REAL ESTATE PROPERTY
STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2005 and for the Period
March 31, 2004 (Date of Purchase) through December 31, 2004

		For The Period March 31, 2004
	Year Ended	(Date of Purchase) through
	2005	December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,630,000	$(101,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, and deferred rent)	19,000	2,214,000
Gain on sale of real estate	(9,851,000)	—
Changes in operating assets and liabilities:
Other receivables	440,000	(474,000)
Other assets	(410,000)	(854,000)
Accounts payable and accrued liabilities	(1,128,000)	1,386,000
Security deposits and prepaid rent	(25,000)	48,000

Net cash provided by operating activities	675,000	2,219,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate property	75,097,000	—
Acquisition of real estate property	—	(56,046,000)
Acquisition of intangible assets, net of intangible liabilities	—	(10,420,000)

Net cash provided by (used in) investing activities	75,097,000	(66,466,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions	—	25,134,000
Distributions	(35,116,000)	(1,480,000)
Repayment of note payable	(41,350,000)	—
Proceeds from note payable	—	41,350,000
Borrowings from related parties	317,000	—
Repayments to related parties	(317,000)	—

Net cash (used in) provided by financing activities	(76,466,000)	65,004,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(694,000)	757,000
CASH AND CASH EQUIVALENTS — beginning of period	757,000	—

CASH AND CASH EQUIVALENTS — end of period	$63,000	$757,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$708,000	$1,096,000

Income taxes	$41,000	$—

The accompanying notes are an integral part of these financial statements.

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2005 and for the Period
March 31, 2004 (Date of Purchase) through December 31, 2004

1.	ORGANIZATION
      On March 31, 2004, NNN 801 K Street, LLC, or NNN, and unaffiliated tenants-in-common, or TICs, (collectively the “Owners”) acquired a Class A 28-story office building with 336,000 square feet of gross leasable area located at 801 K Street, Sacramento, California, or the Property. The Property was purchased from an unaffiliated third party for a total purchase price of $65,780,000.
      On August 26, 2005, the Property was sold to an unaffiliated purchaser for $79,350,000, or the Sale. The Sale resulted in an approximately $9,851,000 net realizable gain to the Owners. The remaining assets as of December 31, 2005 represent undistributed amounts to the Owners and remaining assets and liabilities requiring final settlement.
      The Property was owned by the following interest holders as TICs:

Tenants-in-Common	Interest Held

NNN 801 K Street, LLC	21.5%
Unaffiliated third parties (combined)	78.5%
      Through the date of disposition NNN, which owns an aggregate 21.5% interest in the Property, was owned by the following members, with the proportionate membership interest and interest in the Property as listed below:

	Membership Interest in	Interest in 801 K
Members	NNN 801 K Street, LLC	Street Property

NNN 2003 Value Fund, LLC	85.0%	18.3%
Unaffiliated members (combined)	15.0%	3.2%
      The Owners as tenants in common directly own the Property, and share in profit and losses of the Property on a pro-rata basis.
      The Property is managed by Triple Net Properties, LLC, or the Manager, pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of Triple Net Properties, LLC, which is 84% owned by Anthony W. Thompson, the Manager’s chief executive officer and chairman, and 16% owned by Louis J. Rogers, president of the Manager, serves as the property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation
      The summary of significant accounting policies presented below is designed to assist in understanding the Property’s financial statements. Such financial statements and accompanying notes are the representations of the Property’s management, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying financial statements.
      Certain reclassifications have been made to the financial statements for the period March 31, 2004 (date of purchase) through December 31, 2004, to make their presentation consistent with the financial statements for the year ended December 31, 2005.

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2005 and 2004, the reported amounts of revenues and expenses for the reporting periods then ended. Significant estimates made by management include, among others, provisions for losses on accounts receivable and realization of long-lived assets and intangible assets. Actual amounts could materially differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. At December 31, 2005 and 2004, the allowance for uncollectible accounts was $0 and $1,000, respectively.

Concentration of Credit Risk
      The Property maintains substantially all of its day-to-day operating cash at one financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.
      The Property extends credit to tenants based on financial condition and generally collects security deposits. The accounting loss, should a tenant be unable to meet its obligation to the Property, would be equal to the recorded account receivable and deferred lease concessions, if any, less the related security deposit.
      For the year ended December 31, 2005, one tenant accounted for 10% or more of the Property’s aggregate annual rental income calculated on an annualized basis as follows:

Percentage
		of 2005		Lease
	2005 Base	Annual	Square Footage	Expiration
Tenant	Rent*	Base Rent	(Approximately)	Date

State of CA, Dept of Conservation	$5,696,000	78.7%	204,000	1/31/2014
      For the period from March 31, 2004 (date of purchase) through December 31, 2004, one tenant accounted for 10% or more of the Property’s aggregate annual rental income calculated on an annualized basis as follows:

Percentage
		of 2004		Lease
	2004 Base	Annual	Square Footage	Expiration
Tenant	Rent*	Base Rent	(Approximately)	Date

State of CA, Dept of Conservation	$5,692,000	79.3%	204,000	1/31/2014

*	Annualized rental income is based on contractual base rent set forth in lease in effect at August 26, 2005 (date of Sale) and December 31, 2004, respectively.

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Property is located in Sacramento, California; accordingly, there is a geographic concentration of risk subject to fluctuations in the local economy.
      Additionally, Property’s operations are dependent upon the real estate industry, which is historically subject to fluctuations in the local, regional and national economies.

Long-Lived Assets
      In July 2001, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
      This Property was classified as held for sale under SFAS No. 144 beginning on February 1, 2005. Concurrent with the held for sale classification, amortization of long lived assets was ceased. As of December 31, 2005 the Property, had been sold at a net realizable gain of $9,851,000 and all long lived assets are $0. The net realized gain on sale is classified as gain from sale of property in the accompanying financial statements. As of December 31, 2004, long lived assets were recorded at the lower of cost or fair value less cost to sell.
      The sale was not accounted for as discontinued operations under SFAS No. 144 as the Property was a single purpose investment. As such, there are no ongoing operations from which to separate the discontinued operations.

Real Estate Property, Held for Sale
      Real estate rental property is stated at cost, net of depreciation. Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not significantly improve or extend the useful life of the property, are expensed. The building is depreciated using the straight-line method over 39 years. Tenant improvements are depreciated over either the useful economic life or lease term, whichever is shorter.
      The operating property is carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of the operating property includes the cost of land and completed building and related improvements. Expenditures that increase the service life of property are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the building and improvements, ranging primarily from 15 to 39 years for the building and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Purchase Price Allocation
      In accordance with SFAS No. 141, “Business Combinations”, the Property, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
identified intangible assets based on their respective values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Property’s overall relationship with that respective tenant. Characteristics considered in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Other Assets
      Other assets consist primarily of deferred rent receivables, loan fees and prepaid expenses. Loan fees and other loan costs are amortized over the term of the respective loan using a method that approximates the effective interest method.

Revenue Recognition
      In accordance with SFAS No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tents for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. At December 31, 2005 and 2004, deferred rent receivables of approximately $0 and $414,000 are included in other assets the accompanying balance sheets.

Fair Values of Financial Instruments
      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Property’s financial instruments, consisting primarily of cash, accounts receivables and accounts payable and accrued liabilities approximated their fair values at December 31, 2005 and 2004, due to their short-term nature.
      Management also believes that the December 31, 2004 interest rate associated with the note payable secured by real estate approximates the market interest rate for this type of debt instrument, based on tenants, lease duration, rental markets and credit worthiness and as such, the carrying amount of the note

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
payable approximates its fair value. There were no notes payable as of December 31, 2005. The fair value of related party transactions is not determinable due to their related party nature.

Derivative Financial Instruments
      The Property is exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities”. Changes in fair value are included as a component of interest expense in the consolidated statement of operations in the period of change.

Income Taxes
      The Property, as a whole, is not a taxable entity. The profits and losses resulting from the Property’s operations are to be included in the respective Owners’ income tax returns. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Property’s financial statements.
      In June 2005, the FASB ratified its consensus in Emerging Issues Task Force, or EITF, Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 is not expected to have a material effect on the Property’s financial statements.
      In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1 which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of FSP Nos. FAS 115-1 and FAS 124-1 is not expected to have a material effect on the Property’s financial statements.

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	REAL ESTATE RENTAL PROPERTY, HELD FOR SALE
      Real estate rental property, held for sale consists of the following as of December 31:

	2005	2004

Land	$—	$4,291,000
Building and building improvements	—	51,267,000
Tenant improvements	—	488,000

	—	56,046,000
Accumulated depreciation and amortization	—	(995,000)

	$—	$55,051,000

4.	INTANGIBLES
      In connection with the purchase of the Property and in accordance with SFAS No. 141 and Emerging Issues Task Force (“EITF”) 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the Property had a third-party valuation firm estimate the fair value of the acquired Property and the consideration given. Based on this independent valuation, management recorded identified intangible assets related to in-place leases and tenant relationships, or the Intangible Assets, in connection with the Property. The Intangible Assets were amortized over 102 to 148 months.
      As of December 31, 2005 and 2004, the net book value of the Intangible Asset was $0 and $9,774,000, net amortization of $0 and $924,000, respectively.
      In addition, based on the independent valuation, management recorded an identified intangible liability related to below market leases (“Intangible Liability”) in connection with the Property. The Intangible Liability was amortized over 36 months. As of December 31, 2005 and 2004, the net book value of the Intangible Liability was $0 and $409,000, net of amortization of $0 and $132,000, respectively.
      The property was sold on August 26, 2005, accordingly there is no amortization expense for intangible assets for each of the next five years.

5.	OTHER ASSETS
      Other assets consist of the following as of December 31:

	2005	2004

Deferred financing costs, net of accumulated amortization of $0 and $158,000 at December 31, 2005 and 2004, respectively	$—	$473,000
Leasing commissions, net of accumulated amortization of $0 and $6,000 at December 31, 2005 and 2004 respectively	—	217,000
Deferred rent receivables	—	414,000

	$—	$1,104,000

6.	MORTGAGE LOAN PAYABLE
      In March 2004, the Owners entered into a mortgage loan payable (the “Note”) in the amount of $41,350,000, net of loan holdbacks of $3,650,000, to finance the purchase of the Property. The Note had an initial term maturity of March, 31, 2007. The variable interest rate on the Note was 2.0% per annum in excess of the London Inter-Bank Offer Rate (“LIBOR”). The interest rate was 5.1% at December 31, 2004 and interest only payments commenced May 1, 2004 and on the first day of each succeeding month.

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
The Note was secured by the Property and an assignment of rents and leases from the Property. As of December 31, 2005, the Note had been repaid in full with escrow proceeds from the Sale of the Property.

7.	DERIVATIVE FINANCIAL INSTRUMENTS
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities”. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. The Property recorded $457,000 and $0 as a decrease to interest expense for the years ended December 31, 2005 and 2004, respectively. An interest rate cap was purchased during the year ended December 31, 2004 and was terminated during the year ended December 31, 2005. As of December 31, 2005 there were no derivatives outstanding

8.	COMMITMENT AND CONTINGENCIES

Environmental Matters
      The Property’s management follows the policy of monitoring the Property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, the Property’s management are not currently aware of any environmental liability with respect to the Property that would have a material effect on its financial condition, results of operations and cash flows. Further, the Property’s management its not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or the recording of a loss contingency.

Other Matters
      Other commitments and contingencies include the usual obligations of a real estate property in the normal course of business. In the opinion of the Property’s management, these matters are not expected to have a material adverse effect on the Property’s financial position and/or results of operations.

9.	FUTURE MINIMUM RENT
      As the Property was sold on August 26, 2005, there are no future minimum rentals as of December 31, 2005.

10.	RELATED PARTY TRANSACTIONS

Property Management Fees
      Concurrently with the purchase of the Property, the Owners entered into the Management Agreement with Realty. Under the terms of the Management Agreement, the Property is to pay a property management fee of up to six percent of the gross revenues, as defined, from the operations of the Property. In addition, the Property is to reimburse Realty for out-of-pocket and on-site personnel costs, as defined. For the year ended December 31, 2005 and for the period March 31, 2004 (date of purchase) through December 31, 2004, the Property recorded approximately $296,000 and $323,000, respectively, of property management fees which were included in rental expenses on the accompanying statement of operations. At December 31, 2005 and 2004, due to affiliate totaled approximately $0 and $9,000, respectively, consisting of fees due to Realty.

801 K STREET, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)

Real Estate Commissions
      In connection with the purchase of the Property, the seller paid Realty a sales commission of $1,500,000, or 2.3% of the total purchase price, of which 75.0% was passed through to our Manager pursuant to an agreement between the Manager and Realty, or the Realty-Triple Net Agreement.
      Real estate commissions were paid to Realty for the Sale of the Property in the amount of $2,550,000, of which 75.0% of this commission was passed through to the Manager pursuant to the Realty-Triple Net Agreement. Sales commissions of $550,000 were paid to unaffiliated brokers.

Debt Due to Related Parties
      We may obtain secured or unsecured debt financing through one or more related parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, the Manager’s chief executive officer. During the year ended December 31, 2005 we borrowed $317,000 from Cunningham and repaid $317,000 to Cunningham. No amount is outstanding as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Owners of
Executive Center II & III
      We have audited the accompanying balance sheet of the Executive Center II & III Property (collectively, the “Property”), as of December 31, 2005, and the related statement of operations, owners’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Property’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Property is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Property’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Property as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Reehl & Williamson, LLP
March 15, 2006
Newport Beach, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Owners
Executive Center II & III
      We have audited the accompanying balance sheets of Executive Center II & III Property (collectively, the “Company”) as of December 31, 2004 and 2003, and the related statement of operations, owners’ equity, and cash flows for the year ended December 31, 2004 and the period from August 1, 2003 (date of acquisition) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such 2004 financial statements present fairly, in all material respects, the financial position of the Executive Center II & III, Property, as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from August 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP
Los Angeles, California
May 2, 2005

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS
Real estate rental property, net	$15,660,000	$15,922,000
Cash and cash equivalents	193,000	189,000
Restricted cash	—	134,000
Accounts receivable	34,000	259,000
Intangible assets, net	4,268,000	5,774,000
Other assets, net	3,349,000	464,000

	$23,504,000	$22,742,000

LIABILITIES AND OWNERS’ EQUITY
Accounts payable and accrued liabilities	$1,345,000	$739,000
Security deposits and prepaid rent	220,000	119,000
Accounts payable to related parties	17,000	71,000
Mortgage loans payable	12,622,000	14,744,000
Note payable to related parties	2,650,000	—

	16,854,000	15,673,000
Commitments and contingencies (Note 8)
Owners’ equity	6,650,000	7,069,000

	$23,504,000	$22,742,000

The accompanying notes are an integral part of these financial statements.

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and the
Period from August 1, 2003 through December 31, 2003

			Period from
			August 1, 2003
	Years Ended December 31,		through
			December 31,
	2005	2004	2003

Revenues:
Rental income	$3,891,000	$4,949,000	$2,008,000
Operating expenses:
Rental expenses	2,613,000	3,539,000	1,269,000
General and administrative	174,000	50,000	21,000
Depreciation and amortization	1,636,000	1,476,000	609,000

	4,423,000	5,065,000	1,899,000

Operating income (loss)	(532,000)	(116,000)	109,000
Interest expense (including amortization of deferred financing costs)	(1,092,000)	(956,000)	(417,000)
Other income	46,000	5,000	41,000

Net loss	$(1,578,000)	$(1,067,000)	$(267,000)

The accompanying notes are an integral part of these financial statements.

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
STATEMENTS OF OWNERS’ EQUITY
For the Years Ended December 31, 2005 and 2004, and the
Period from August 1, 2003 through December 31, 2003

BALANCE — August 1, 2003 (date of acquisition)	—
Contributions, net of offering costs	$9,792,000
Distributions	(361,000)
Net loss	(267,000)

BALANCE — December 31, 2003	9,164,000
Distributions	(1,028,000)
Net loss	(1,067,000)

BALANCE — December 31, 2004,	7,069,000
Contributions	1,502,000
Distributions	(343,000)
Net loss	(1,578,000)

BALANCE — December 31, 2005	$6,650,000

      The accompanying notes are an integral part of these financial statements.

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and the
Period from August 1, 2003 through December 31, 2003

	Years Ended December 31,		Period from August 1,
			2003 through
	2005	2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,578,000)	$(1,067,000)	$(267,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization (including deferred financing costs, above/below market leases, and deferred rent)	1,441,000	2,434,000	982,000
Provision for doubtful accounts	—	2,000	—
Changes in operating assets and liabilities:
Accounts receivable	225,000	(261,000)	—
Other assets	(2,187,000)	(274,000)	(206,000)
Accounts payable and accrued liabilities	606,000	(89,000)	711,000
Accounts payable to related parties	(54,000)	—	—
Security deposits and prepaid rent	101,000	2,000	56,000

Net cash (used in) provided by operating activities	(1,446,000)	747,000	1,276,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of and additions to real estate operating properties	—	—	(24,721,000)
Capital improvements	(371,000)	(39,000)	(31,000)
Restricted cash	134,000	363,000	(163,000)

Net cash (used in) provided by investing activities	(237,000)	324,000	(24,915,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions	1,502,000	—	9,792,000
Distributions	(343,000)	(1,028,000)	(361,000)
Borrowings on mortgage notes payable	5,017,000	—	14,950,000
Repayments on mortgage notes payable	(4,489,000)	(147,000)	(59,000)
Payment of deferred financing costs	—	(149,000)	(241,000)

Net cash provided by (used in) financing activities	1,687,000	(1,324,000)	24,081,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,000	(253,000)	442,000
CASH AND CASH EQUIVALENTS — beginning of year	189,000	442,000	—

CASH AND CASH EQUIVALENTS — end of year	$193,000	$189,000	$442,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$970,000	$753,000	$255,000

Income taxes	$47,000	$—	$—

The accompanying notes are an integral part of these financial statements.

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004 and the
Period from August 1, 2003 through December 31, 2003

1.	ORGANIZATION
      On August 1, 2003 NNN Executive Center, LLC and unaffiliated tenant-in-common, or TICs, (collectively the “Owners,”) acquired two Class A office buildings with 381,000 square feet of gross leaseable area, located in Dallas, Texas, referred to as Executive II & III, or the Property.
      As of December 31, 2005, the Property is owned by the following interest holders as TICs:

Tenants-in-Common	Interest Held

NNN Executive Center, LLC	49.6%
NNN Executive Center II & III 2003, LP (wholly owned by NNN
2003 Value Fund, LLC)	3.0%
Unaffiliated third parties (combined)	45.9%
AWT Family, L.P., a limited partnership wholly owned by Anthony W. Thompson	1.5%
      As of December 31, 2005, NNN Executive Center, LLC, which owns an aggregate 49.6% interest in the Property, is owned by the following members, with the proportionate membership interest listed respectively:

	Membership Interest	Interest in Executive
	in NNN Executive	Center II & III
Members	Center, LLC	Property

NNN 2003 Value Fund, LLC	76.8%	38.1%
Unaffiliated members (combined)	23.2%	11.5%
      The Owners, as TICs, directly own the Property and share in profit and losses of the Property on a pro-rata basis.
      Effective May 1, 2005, the Property’s Manager (as defined below) suspended distributions from the Property, due to the modification of a significant tenant lease resulting in reduced revenues.
      The Property is managed by Triple Net Properties, LLC, or the Manager, pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of Triple Net Properties, LLC, which is 84% owned by Anthony W. Thompson, the Manager’s chief executive officer and chairman, and 16% owned by Louis J. Rogers, president of the Manager, serves as the property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
      The Property was purchased from an unaffiliated third party for a purchase price of $24,600,000. The seller paid Realty a sales commission of $600,000, or 2.4% of the total purchase price, of which 75% was passed through to the Manager pursuant to an agreement between Realty and the Manager, or the Realty-Triple Net Agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Basis of Accounting and Presentation
      The summary of significant accounting policies presented below is designed to assist in understanding the Property’s financial statements. Such financial statements and accompanying notes are the representations of the Property’s management, who are responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of and for the year ended December 31, 2005 and 2004 and the period from August 1, 2003 to December 31, 2003 and the reported amounts of revenues and expenses for the reporting periods then ended. Significant estimates made by management include, among others, provisions for losses on accounts receivable and realization of long-lived assets. Actual amounts could materially differ from those estimates.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid temporary cash investments with original maturities of three months or less are considered cash equivalents. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash
      Restricted cash is comprised of impound reserves accounts for property taxes, insurance and tenant improvements.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. At December 31, 2005 and 2004, the allowance for uncollectible accounts was $0 and $2,000, respectively.

Concentration of Credit Risk
      The Property maintains substantially all of its day-to-day operating cash at one financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.
      The Property extends credit to tenants based on financial condition and generally collects security deposits. The accounting loss, should a tenant be unable to meet its obligation to the Property, would be equal to the recorded account receivable and deferred lease concessions, if any, less the related security deposit.
      As of December 31, 2005, two tenants, individually, accounted for 10% or more of the Property’s aggregate annual rental income as follows:

		Percentage of
	2005 Annual	2005 Annual	Square Footage	Lease
Tenants	Base Rent*	Base Rent	(Approximately)	Expiration Date

Trinity Universal	$1,401,000	38.0%	84,000	06/30/2013
Trailblazer Health Enterprises	$2,174,000	59.0%	215,000	12/31/2015

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, two tenants, individually, accounted for 10% or more of the Property’s aggregate annual rental income as follows:

		Percentage of
	2004 Annual	2004 Annual	Square Footage	Lease
Tenants	Base Rent*	Base Rent	(Approximately)	Expiration Date

Trinity Universal	$1,379,000	27.8%	84,000	06/30/2013
Trailblazer Health Enterprises	$3,490,000	70.2%	189,000	12/31/2006

*	Annualized rental income is based on contractual base rent set forth in lease in effect at December 31, 2005 and 2004, respectively.
      The Property is located in Dallas, Texas; accordingly, there is a geographic concentration of risk subject to fluctuations in the local economy.
      Additionally, the Property’s operations are dependent upon the real estate industry, which is historically subject to fluctuations in the local, regional and national economies.

Long-Lived Assets
      In July 2001, the Financial Accounting Statements Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to partners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
      The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell, as defined, by management. As a result, the Property cannot determine the potential effects that adoption of SFAS No. 144 will have on the financial statements with respect to future disposal decisions, if any. As of December 31, 2005 and 2004, management has determined that no impairment indicators were present and therefore, no adjustments have been made to the carrying values of long-lived assets.

Real Estate Rental Property
      The operating property is carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of the operating property includes the cost of land and completed building and related improvements. Expenditures that increase the service life of property are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the building and improvements, ranging primarily from 15 to 39 years for the building and the shorter of the lease term or useful life, ranging from 1 to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
long-lived assets used in operations. Impairment losses are recorded on the operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. Management would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. Management recorded no impairment losses for the years ended December 31, 2005 and 2004 or the period from August 1, 2003 (date of purchase) to December 31, 2003.

Revenue Recognition
      In accordance with SFAS No. 13, “Accounting for Leases”, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. At December 31, 2005 and 2004, a deferred rent receivable of approximately $1,278,000, and $309,000, respectively, is included in the accompanying balance sheets in other assets, net.

Fair Values of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      The Property’s balance sheets include the following financial instruments: cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities and mortgage loans payable. Management considers the carrying values of cash and cash equivalents, accounts receivables and accounts payable and accrued liabilities to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to and receivable from related parties is not determinable due to its related party nature. At December 31, 2005 and 2004, and given a favorable interest rate, estimated fair value of the Property’s mortgage loans payable approximates $13,362,000 and $15,116,000 respectively.

Derivative Instruments and Hedging Activities
      The property is exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Management’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. Management employs derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities.” Changes in fair value are included as a component of interest expense in the statement of operations in the period of change.

Income Taxes
      The Property is owned by pass-through entities for income tax purposes and taxable income is reported by the owners on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying statements of operations.

Purchase Price Allocation
      In accordance with SFAS No. 141, “Business Combinations,” Management allocated the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our Manager’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Property’s overall relationship with that respective tenant. Characteristics considered in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Other Assets
      Other assets consist primarily of deferred rent receivables, loan fees and prepaid expenses. Loan fees and other loan costs are amortized over the term of the respective loan using a method that approximates the effective interest method.

Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of the interpretation is not expected to have a material effect on the Property’s financial statements or results of operations.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period’s financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Property’s financial statements.
      In June 2005, the FASB ratified its consensus in Emerging Issues Task Force, or EITF, Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 is not expected to have a material effect on the Property’s financial statements.
      In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1 which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of FSP Nos. FAS 115-1 and FAS 124-1 is not expected to have a material effect on the Property’s financial statements.

3.	REAL ESTATE RENTAL PROPERTY
      Real estate rental property consisted of the following as of December 31:

	2005	2004

Land	$2,409,000	$2,409,000
Building and building improvements	13,096,000	13,095,000
Tenant improvements	1,665,000	1,295,000

	17,170,000	16,799,000
Accumulated depreciation	1,510,000	877,000

	$15,660,000	$15,922,000

4.	INTANGIBLE ASSETS
      Intangible assets consist primarily of lease commissions, tenant relationships and above market leases net of accumulated amortization of $4,268,000 and $5,774,000, respectively, at December 31, 2005 and 2004. The accumulated amortization is $3,639,000 and $2,133,000, respectively, at December 31, 2005 and

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
2004. The weighted average life of intangible assets at December 31, 2005, 2004 and 2003, was 59, 68, and 74 months respectively.
      Amortization expense recorded on the identified intangible assets for the fiscal years ended December 31, 2005 and 2004 and the period from August 1, 2003 (date of purchase) through December 31, 2003 was $1,506,000, $1,506,000 and $627,000, respectively.
      Estimated amortization expense on identified intangible assets as of December 31, 2005 for each of the five succeeding fiscal years is as follows:

2006	$1,506,000
2007	510,000
2008	502,000
2009	502,000
2010	502,000

5.	OTHER ASSETS
      Other assets consist of the following as of December 31:

	2005	2004

Deferred rent receivable	$1,278,000	$309,000
Lease commissions (net of amortization expense of $156,000 and $0 as of December 31, 2005 and 2004 respectively)	1,642,000	—
Deferred financing costs, net accumulated amortization of $421,000 and $303,000 at December 31, 2005 and 2004, respectively	422,000	87,000
Prepaid expenses and other	7,000	68,000

	$3,349,000	$464,000

6.	MORTGAGE LOANS PAYABLE
      The Property’s mortgage loans payable in the original amount of $14,950,000, or the Note secured by a deed of trust was executed on August 1, 2003 to finance the purchase of the Property. The Note had an initial term maturity of one year, due on August 1, 2004. The initial term was extended for two additional six-month terms for a fee of $148,000 in 2004. The note was repaid in full on December 28, 2005.
      A new mortgage loan payable in an amount up to $13,000,000 was executed on December 28, 2005. Its initial maturity is January 1, 2008. The note bears interest at the prime lending rate plus 0.5% per annum, or Management may elect 2.25% in excess of the London Inter-Bank Offering Rate, or LIBOR, requiring interest-only payments. As of December 31, 2005, the mortgage loan bears interest at 6.3% based on the LIBOR rate. The balance due on the note as of December 31, 2005 is $10,255,000.
      A new mezzanine loan for $3,000,000 was also executed on December 28, 2005. Its initial maturity is January 1, 2008. The note bears interest at the prime lending rate plus 5.0% per annum, or Management may elect 7.6% in excess of LIBOR, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance. As of December 31, 2005, the mortgage loan bears interest at 11.98% based on the LIBOR rate. The balance due on this mortgage loan as of December 31, 2005 is $2,367,000.
      Effective as of December 28, 2005, we obtained a waiver from the lender for noncompliance with a certain covenant of the mortgage loan and the mezzanine loan, or cumulatively the Bank Loans, which

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
precludes us from having or incurring additional indebtedness which is not subordinated to the Bank Loans. This waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006

7.	DERIVATIVE FINANCIAL INSTRUMENTS
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities”. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. The Property recorded $10,000 as an increase to interest expense for the year ended December 31, 2005. Prior to December 31, 2004 we did not have any derivatives outstanding.
      The following table lists the derivative financial instruments held by us as of December 31, 2005:

Notional Amount	Carrying Value	Instrument	Rate	Maturity

$12,000,000	$(10,000)	Cap	5.75%	12/28/07

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
      Management follows the policy of monitoring the Property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, Management is not currently aware of any environmental liability with respect to the Property that would have a material effect on its financial condition, results of operations and cash flows.
      Further, Management is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that management believes would require additional disclosure or which would necessitate the recording of a loss contingency.

Other Matters
      Other commitments and contingencies include the usual obligations of a real estate property in the normal course of business. In the opinion of Management, these matters are not expected to have a material adverse effect on the Property’s financial position and/or results of operations.

9.	FUTURE MINIMUM RENT
      The Property has operating leases with tenants that expire at various dates through 2015 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, are summarized as follows:

Year Ending	Amount

2006	$4,387,000
2007	$4,411,000
2008	$4,480,000
2009	$4,594,000
2010	$4,720,000
      A certain amount of the Property’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in

EXECUTIVE CENTER II & III, A REAL ESTATE PROPERTY
NOTES TO FINANCIAL STATEMENTS — (Continued)
excess of specified levels. For the years ended December 31, 2005 and 2004 and the period from August 1, 2003 through December 31, 2004, the contingent amount of rent earned by the Property was not significant.

10.	RELATED PARTY TRANSACTIONS

Property Management Fees
      We pay Realty property management fees equal to 6% of the gross income of the property. Realty earned $168,000, $340,000 and $133,000 for services provided during the years ended December 31, 2005 and 2004 and for the period from August 1, 2003 (date of acquisition) through December 31, 2003, respectively, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions
      Realty earns sales commissions from acquisitions and dispositions of our property. For the years ended December 31, 2005 and 2004 and for the period from August 1, 2003 (date of acquisition) through December 31, 2003 we paid no sales commissions to Realty. For the years ended December 31, 2005 and 2004, and for the period from August 1, 2003 (date of acquisition) through December 31, 2003, unaffiliated sellers paid sales commissions to Realty of $0, $0, and $600,000, respectively, related to property purchased of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Debt Due to Related Parties
      We may obtain secured or unsecured debt financing through one or more related parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson, the Manager’s chief executive officer. At December 31, 2005 and 2004 there was $1,445,000 and $0 debt due to related parties. The notes bear interest at 8% per annum and are due one year from origination.

Amount of
Issue Date	Loan

06/09/05	$1,000,000
09/12/05	200,000
10/18/05	240,000
11/14/05	5,000

Total	$1,445,000

      In December 2005, the Property obtained $1,205,000 in loans from the TIC members. These loans are unsecured and bear interest at 8% per annum, and are due December 1, 2008.

Accounts Payable to Related Parties
      Related party accounts payable consists primarily of amounts due from us for operating expenses incurred by us and paid by our Manager or unpaid amounts due for management fees.

NNN 2003 VALUE FUND, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	End of
	Period	Expenses	account)	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2005 — Allowance for doubtful accounts	$59,000	$14,000	$(71,000)	$2,000
Year Ended December 31, 2004 — Allowance for doubtful accounts	$—	$59,000	$—	$59,000
For the period from June 19, 2003 (date of inception) through December 31, 2003 — Allowance for doubtful accounts	$—	$—	$—	$—

NNN 2003 VALUE FUND, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

											Maximum Life
											on Which
	Initial Costs to Company			Gross Amount at Which Carried at Close of Period							Depreciation in
											Latest Income
			Buildings and		Buildings and			Accumulated	Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Total(a)		Depreciation(b)	Constructed	Acquired	Computed

Executive Center I	$4,500,000	$2,190,000	$4,213,000	$2,190,000	$4,616,000	$6,806,000		$(401,000)	1983	30-Dec-03	39 years
Oakey Building	4,000,000	1,539,000	4,618,000	1,539,000	10,833,000	12,372,000		(134,000)	1988	04-Apr-04	39 years
Interwood	5,500,000	733,000	5,580,000	733,000	5,580,000	6,313,000		(153,000)	2000	01-Jan-05	39 years
Woodside	19,700,000	4,466,000	16,089,000	4,466,000	16,089,000	20,555,000		(172,000)	1987	30-Sep-05	39 years
Daniels Road	—	730,000	—	730,000	—	730,000		—	—	14-Oct-05	N/A
3500 Maple	58,320,000	6,265,000	43,520,000	6,265,000	43,520,000	49,785,000		—	1985	27-Dec-05	39 years

Total	$92,020,000	$15,923,000	$74,020,000	$15,923,000	$80,638,000	$96,561,000	(c)	$(860,000)

      (a) The changes in total real estate for the year ended December 31, 2005 are as follows:

2005

Balance at December 31, 2004	$21,724,000
Acquisitions	77,383,000
Additions	6,314,000
Disposals	(8,860,000)

Balance at December 31, 2005	$96,561,000

      (b) The changes in accumulated depreciation for the year ended December 31, 2005 are as follows:

2005

Balance at December 31, 2004	$358,000
Additions	559,000
Disposals	(57,000)

Balance at December 31, 2005	$860,000

      (c) Includes Oakey Building which was held for sale at December 31, 2005

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC

By:	/s/ Richard T. Hutton, Jr.

Richard T. Hutton, Jr.
Chief Executive Officer
(principal executive officer)
Date: March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard T. Hutton, Jr. Richard T. Hutton, Jr.	Chief Executive Officer (principal executive officer); Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

/s/ Michael O’Flynn Michael O’Flynn	Chief Accounting Officer (principal accounting officer)	March 30, 2006

/s/ Anthony W. Thompson Anthony W. Thompson	Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

/s/ Scott D. Peters Scott D. Peters	Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

/s/ Daniel R. Baker Daniel R. Baker	Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

/s/ Jack R. Maurer Jack R. Maurer	Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

/s/ Louis J. Rogers Louis J. Rogers	Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

/s/ Talle A. Voorhies Talle A. Voorhies	Member, Board of Managers of Triple Net Properties, LLC	March 30, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated June 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member. (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.3	Purchase and Sale Agreement and Escrow Instructions dated as of July 1, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.01 to our Form 8-K filed on October 7, 2005 and incorporated herein by reference).

10.4	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NNN VF Southwood Tower, LP and Rancho Pacific Development dated as of August 8, 2005 (included as Exhibit 10.6 to our Form 10-Q filed on November 14, 2005 and incorporated herein by reference).

10.5	First Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 12, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.02 to our Form 8-K filed on October 7, 2005 and incorporated herein by reference).

10.6	Second Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September , 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.03 to our Form 8-K filed on October 7, 2005 and incorporated herein by reference).

10.7	Addendum To and Assignment Of Real Estate Purchase Contract and Receipt for Deposit Phase I by and between PS Business Parks, L.P. and Triple Net Properties, LLC dated as of September 26, 2005 (included as Exhibit 10.04 to our Form 8-K filed on October 7, 2005 and incorporated herein by reference).

10.8	Third Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 29, 2005 by and between PS Business Parks, L.P. and Triple Net Properties, LLC (included as Exhibit 10.05 to our Form 8-K filed on October 7, 2005 and incorporated herein by reference).

10.9	Addendum to Purchase Agreement by and between NNN VF Southwood Tower, LP and Rancho Pacific Development dated as of October , 2005 (included as Exhibit 10.7 to our Form 10-Q November 14, 2005 and incorporated herein by reference).

10.10	Purchase and Sale Agreement and Escrow Instructions dated as of October 21, 2005 by and between SP Reverchon Properties, LP and Triple Net Properties, LLC. (included as Exhibit 10.1 to our Form 8-K filed on January 4, 2006 and incorporated herein by reference).

10.11	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated November 3, 2005, by and between NNN Oakley Building 2003, LLC and Trans-Aero Land & Development Corporation. (included as Exhibit 10.7 to our Form 10-Q November 14, 2005 and incorporated herein by reference).

10.12	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated November 5, 2005, entered into by and between NNN Oakey Building 2003, LLC and Trans-Aero Land and Development Company. (included as Exhibit 10.1 to our Form 8-K filed on January 30, 2006 and incorporated herein by reference).

10.13	Amendment to the Purchase Agreement between NNN VF Southwood Tower, LP and Rancho Pacific and/or related assignee dated December 6, 2005 (included as Exhibit 10.1 to our Form 8-K filed on December 22, 2005 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.14		Amendment to the Purchase Agreement between NNN VF Southwood Tower, LP and Rancho Pacific and/or related assignee dated December 15, 2005 (included as Exhibit 10.2 to our Form 8-K filed on December 22, 2005 and incorporated herein by reference).

10.15		First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated as of December 23, 2005 by and between SP Reverchon Properties, LP and NNN 3500 Maple, LLC, as successor-in-interest to Triple Net Properties, LLC. (included as Exhibit 10.2 to our Form 8-K filed on January 4, 2006 and incorporated herein by reference).

10.16		Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated as of December 27, 2005 by and between SP Reverchon Properties, LP and NNN 3500 Maple, LLC, as successor-in-interest to Triple Net Properties, LLC. (included as Exhibit 10.3 to our Form 8-K filed on January 4, 2006 and incorporated herein by reference).

10	.17*	Deed of Trust, Security Agreement and Fixture Filing by NNN Executive Center, LLC et al to J. Michael Pruitt, as Trustee fbo LaSalle Bank National Association, dated December 28, 2005

10	.18*	Promissory Note by and between NNN Executive Center, LLC et al and LaSalle Bank National Association, dated December 28, 2005

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.