Form 10-Q
period 2006-03-31
NNN 2003 VALUE FUND LLC
filed 2006-05-15
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200	(714) 667-8252
Santa Ana, California 92705 (Address of principal executive offices)	(Registrant’s telephone number, including area code)
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
Large accelerated filer     ☐          Accelerated filer ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 15, 2006, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying March 31, 2006 and 2005 interim financial statements of NNN 2003 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Real estate investments:
Operating properties, net	$32,873,000	$32,952,000
Land held for development	730,000	730,000
Properties held for sale, net	49,475,000	62,019,000
Investments in unconsolidated real estate	5,874,000	5,631,000

	88,952,000	101,332,000
Cash and cash equivalents	14,267,000	10,760,000
Investment in marketable securities	2,550,000	1,860,000
Accounts receivable, net	540,000	273,000
Accounts receivable from related parties	643,000	721,000
Restricted cash	4,216,000	4,049,000
Identified intangible assets, net	4,942,000	5,240,000
Other assets — properties held for sale	16,308,000	17,861,000
Other assets, net	764,000	794,000
Notes receivable	2,420,000	2,300,000

Total assets	$135,602,000	$145,190,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$26,415,000	$26,415,000
Mortgage loans payable secured by properties held for sale	58,320,000	67,077,000
Other debt	540,000	—
Accounts payable and accrued liabilities	3,438,000	3,833,000
Accounts payable due to related parties	352,000	330,000
Advances from related parties	—	1,385,000
Other liabilities — properties held for sale, net	1,686,000	2,242,000
Security deposits and prepaid rent	402,000	406,000

	91,153,000	101,688,000
Minority interests	701,000	1,368,000
Minority interests — properties held for sale	3,293,000	1,613,000

	3,994,000	2,981,000
Commitments and contingencies (Note 12)
Unit holders’ equity	40,435,000	40,522,000
Accumulated other comprehensive income (loss)	20,000	(1,000)

Total unit holders’ equity	40,455,000	40,521,000

Total liabilities, minority interests and unit holders’ equity	$135,602,000	$145,190,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Rental income	$976,000	$363,000

Expenses:
Rental expenses	581,000	322,000
General and administrative	225,000	57,000
Depreciation and amortization	467,000	136,000

	1,273,000	515,000
Loss before other income (expense) and discontinued operations	(297,000)	(152,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(594,000)	(220,000)
Interest and dividend income	174,000	31,000
Gain on sale of marketable securities	75,000	—
Equity in earnings (losses) and gain on sale of unconsolidated real estate	(209,000)	159,000
Other income	66,000	—
Minority interests	(5,000)	(48,000)

Loss from continuing operations before discontinued operations	(790,000)	(230,000)
Discontinued operations:
Gain on sale of real estate	5,656,000	389,000
Income (loss) from discontinued operations	(1,444,000)	211,000

	4,212,000	600,000

Net income	$3,422,000	$370,000

Comprehensive income:
Net income	$3,422,000	$370,000
Unrealized gain (loss) on marketable securities	21,000	(25,000)

Comprehensive income	$3,443,000	$345,000

Net income (loss) per unit:
Continuing operations — basic and diluted	$(79.06)	$(23.00)
Discontinued operations — basic and diluted	421.50	60.00

Total net income per unit — basic and diluted	$342.44	$37.00

Weighted average number of units outstanding — basic and diluted	9,993	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Unaudited)

	Number of
	Units	Total

BALANCE — December 31, 2005	10,000	$40,521,000
Units repurchased	(30)	(134,000)
Distributions	—	(3,375,000)
Net income	—	3,422,000
Unrealized gain on marketable securities	—	21,000

BALANCE — March 31, 2006	9,970	$40,455,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,422,000	$370,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(5,656,000)	—
Gain on sale of marketable securities	(75,000)	—
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent)	275,000	872,000
Distributions received in excess of equity in earnings (losses) from investments and gain on sale in unconsolidated real estate	245,000	194,000
Minority interests	1,214,000	48,000
Provision for doubtful accounts	—	51,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(106,000)	(10,000)
Other assets	127,000	97,000
Accounts payable and accrued liabilities, including payables to related parties	787,000	(551,000)
Security deposits and prepaid rent	7,000	26,000

Net cash provided by operating activities	240,000	1,097,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	—	(8,154,000)
Acquisition of investments in unconsolidated real estate	(157,000)	(650,000)
Proceeds from sale of real estate operating properties	20,299,000	18,493,000
Capital expenditures	(1,356,000)	(437,000)
Purchase of marketable securities	(2,441,000)	(2,565,000)
Proceeds from sale of marketable securities	1,847,000	—
Restricted cash	(167,000)	(53,000)

Net cash provided by investing activities	18,025,000	6,634,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgages payable and other debt	540,000	5,564,000
Principal repayments on mortgages payable and other debt	(8,757,000)	(11,015,000)
Principal repayments on related parties borrowings	(2,245,000)	—
Minority interests contributions	1,952,000	—
Minority interests distributions	(2,739,000)	(128,000)
Distributions	(3,375,000)	(872,000)
Repurchase of member units, net of costs	(134,000)	—

Net cash used in financing activities	(14,758,000)	(6,451,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,507,000	1,280,000
CASH AND CASH EQUIVALENTS — beginning of period	10,760,000	9,896,000

CASH AND CASH EQUIVALENTS — end of period	$14,267,000	$11,176,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,352,000	$380,000

NONCASH INVESTING ACTIVITIES
Accrual for tenant improvements and capital expenditures	$(1,195,000)	$—

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties and investments in unconsolidated real estate:
Restricted cash	$—	$(32,000)

Other assets	$—	$(85,000)

Accrued expenses and security deposits	$—	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
      We were organized on June 19, 2003 as NNN 2003 Value Fund, LLC under the laws of the state of Delaware The use of the words “we,” “us” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.
      We were formed to purchase, own, operate and subsequently sell all or a portion of a number of unspecified “value added” properties. As of March 31, 2006, we have interests in seven properties, including four consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 855,000 square feet, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. As of March 31, 2006, 66.0% of the total GLA of our consolidated properties was leased.
      Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. Our officers, Anthony W. Thompson, the chief executive officer and chairman of our Manager, members of our Manager’s board of managers, or the Board of Managers, and key executives of our Manager collectively own approximately 43.1% of our Manager. Richard T. Hutton, Jr., our chief executive officer, serves as a member the Board of Managers and as our Manager’s executive vice-president and chief investment officer. In addition, Triple Net Properties Realty, Inc., or Realty, is 84.0% owned by Anthony W. Thompson, and 16.0% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

2.	Summary of Significant Accounting Policies

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States, or GAAP, and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, previously filed with the SEC.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation
      The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of earnings (losses) from these real estate investments is included in consolidated net income (loss).

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

3.	Investments in Real Estate

Operating Properties
      Our consolidated properties consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

Buildings and tenant improvements	$26,465,000	$26,289,000
Land	7,389,000	7,389,000

	33,854,000	33,678,000
Less: accumulated depreciation	(981,000)	(726,000)

	$32,873,000	$32,952,000

      Depreciation expense was $256,000 and $85,000 for the three months ended March 31, 2006 and 2005, respectively.

2006 Dispositions of Consolidated Properties

Oakey Building — Las Vegas, Nevada
      On January 24, 2006, our Manager sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.4%, to Trans-Aero Land & Development Company, or the Buyer, an unaffiliated third party for $22,250,000. The sale resulted in a net gain of $5,609,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the Buyer on a monthly basis over time; we expect to receive approximately $98,000 back from this escrow deposit. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the terms of an agreement between our Manager and Realty, or the Realty — Triple Net Agreement. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers. The minority interest holders paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3500 Maple — Dallas, Texas (partial sale)
      On February 10, 2006, our Manager sold, in an affiliated transaction, 14.0% of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $9,381,000 to tenant-in-common interest holders, or TICs. Of the proceeds we received, $1,794,000 is held by us for future repayments on the debt and other reserves of the 3500 Maple property, and $157,000 is payable to our Manager and other affiliates for real estate commissions associated with the TICs’ purchase of the property. Additionally, the purchasers assumed $6,581,000 of the existing mortgage loan payable as part of the purchase consideration. As a result of this sale we realized a net gain of $47,000, and our interest in the property decreased from 99.0% to 85.0%. We anticipate selling our remaining interest in the property to TICs through other affiliated transactions in 2006.

Investments in Unconsolidated Real Estate
      We had the following investments in unconsolidated real estate as of March 31, 2006 and December 31 2005:

		Percentage	March 31,	December 31,
Description	Location	Owned	2006	2005

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,618,000	$2,638,000
Executive Center II & III	Dallas, TX	41.1%	3,256,000	2,993,000

Total			$5,874,000	$5,631,000

      Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	March 31,	December 31,
	2006	2005

Balance Sheet Data:
Assets (primarily real estate)	$86,214,000	$87,238,000

Mortgage loans and other debt payable	$51,397,000	$50,851,000
Other liabilities	6,118,000	6,614,000
Equity	28,699,000	29,773,000

Total liabilities and equity	$86,214,000	$87,238,000

Our share of equity	$5,874,000	$5,631,000

	Three Months Ended
	March 31,

	2006	2005

Revenues	$3,400,000	$8,221,000
Rental and other expenses	3,797,000	8,835,000

Net loss	$(397,000)	$(614,000)

Equity in earnings (losses) and gain on sale of unconsolidated real estate	$(209,000)	$159,000

      Effective May 1, 2005, our Manager suspended distributions at Executive Center II & III, of which we owned a 38.1% interest, due to the modification of a significant tenant lease at the property resulting in reduced revenues. On October 13, 2005, we bought a 3.0% TIC interest in Executive Center II & III from

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an existing unaffiliated TIC for $441,000. As a result of this purchase, we increased our effective ownership in the property from 38.1% to 41.1%.
      On January 12, 2006, we converted our 76.8% membership interest in NNN Executive Center, LLC into a 38.1% TIC interest in the Executive Center II & III property, which was our effective ownership in the underlying property through NNN Executive Center, LLC before the conversion. As a result of this transaction, we no longer consolidate NNN Executive Center, LLC. Due to this deconsolidation, our investment in unconsolidated real estate increased by approximately $496,000, as this represents our historical equity basis in the property. The assets and liabilities of NNN Executive Center, LLC, including cash of $157,000, were removed from our investments in unconsolidated real estate and are now accounted for in our historical equity basis in the property. No gain or loss was recorded as a result of this transaction.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own an 8.5% interest, were reduced from 8.0% to 4.0% due to a decrease in occupancy from 90.7% to 83.3% as a result of our Manager’s inability to renew expiring leases. Also, effective November 1, 2005, our Manager has agreed to defer 50% of its property management fee until further notice. Our Manager will continue its efforts to lease the vacant space at the property.

4.	Marketable Equity Securities
      The historical cost and estimated fair value of our investments in marketable equity securities are as follows:

		Gross Unrealized
	Historical			Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2006
Equity securities	$2,530,000	$46,000	$26,000	$2,550,000

      The fair value of equity securities was estimated using quoted market prices. Sales of equity securities resulted in realized gains of $75,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

5.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	March 31,	December 31,
	2006	2005

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $1,098,000 and $800,000 as of March 31, 2006 and December 31, 2005, respectively (with a weighted average life of 48 months, 55 months, and 93 months for in-place leases, above market leases and tenant relationships, respectively, as of March 31, 2006 and a weighted-average life of 50 months, 57 months, and 96 months for in-place leases, above market leases and tenant relationships, respectively, as of December 31, 2005)	$4,942,000	$5,240,000

      Amortization expense was $298,000 and $89,000 for the three months ended March 31, 2006 and 2005, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets
      Other assets consisted of the following:

	March 31,	December 31,
	2006	2005

Deferred rent receivable	$208,000	$158,000
Deferred financing costs, net of accumulated amortization of $137,000 and $92,000 as of March 31, 2006 and December 31, 2005, respectively	285,000	331,000
Lease commissions, net of accumulated amortization of $17,000 and $10,000 as of March 31, 2006 and December 31, 2005, respectively	160,000	158,000
Prepaid expenses, deposits and other	111,000	147,000

Total other assets	$764,000	$794,000

7.	Notes Receivable
      On April 13, 2005, we received a note receivable for $2,300,000 from the purchaser of Financial Plaza. On February 6, 2006, we executed a new note with the purchaser, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of March 31, 2006 was $2,420,000. The Modified Note is secured by the property and bears interest at a fixed rate of 8.00% per annum. The Modified Note requires monthly interest-only payments to us with all unpaid principal and interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the property securing the Modified Note. The Modified Note is personally guaranteed by the owner of the purchaser.

8.	Mortgage Loans Payable and Other Debt
      We have fixed and variable rate mortgage loans secured by properties, including properties held for sale, of $84,735,000 and $93,492,000 as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the effective interest rates on mortgage loans ranged from 5.77% to 10.00% per annum and the weighted-average effective interest rate was 7.09% and 6.85% per annum, respectively. The loans mature at various dates through January 2016. As of March 31, 2006, none of our mortgage loans have monthly principal payments.
      On January 24, 2006, we sold the Oakey Building. In connection with the sale, the mortgage payable balance of $8,757,000 was paid in full.
      Our consolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we were in compliance with all such covenants.

Other Debt
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the three months ended

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2006, we borrowed $1,894,000 and repaid $1,354,000 on margin. As of March 31, 2006, we had $540,000 in margin liabilities outstanding at an interest rate of 8.88% per annum. We did not have any margin liabilities as of December 31, 2005.

9.	Minority Interests
      Minority interests including property held for sale relate to the interests in the following consolidated limited liability company and properties with TIC ownerships interests that are not wholly owned by us as of March 31, 2006:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
3500 Maple — Other TIC members	12/27/05	15.0%

10.	Unit Holders’ Equity
      We have three classes of units with different rights with respect to distributions. As of March 31, 2006, 4,000 Class A units were issued, 3,170 Class B units were issued and 2,800 Class C units were issued. The rights and obligations of all unit holders are governed by the Operating Agreement. On March 9, 2006, we repurchased 30 Class B units for $134,000, which approximated the net proceeds we originally received (after offering costs) from the original issuance.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.00%, 9.00% and 8.00% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.00% return on their Class C units and Class B unit holders do not receive more than a 9.00% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations.
      Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; second, pro rata to all unit holders in accordance with their ownership interests until all capital contributions are reduced to zero; and third, in accordance with the distributions as outlined above in the Cash from Operations.
      During the three months ended March 31, 2006 and 2005, distributions of $338 and $88 per unit were declared, aggregating approximately $3,375,000 and $875,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

11.	Related Party Transactions

The Operating Agreement and Management Agreement
      Our Manager manages us pursuant to the terms of the Operating Agreement. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement. The Operating Agreement terminates upon our

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or 10 years from the date of acquisition. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
      Pursuant to the Operating Agreement and the Management Agreement, Realty and/or our Manager are entitled to receive the payments and fees described below:

Property Management Fees
      Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended March 31, 2006 and 2005, we incurred management fees to Realty of $129,000 and $112,000, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions
      We pay Realty a real estate commission fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to a third-party sales broker. We did not pay real estate commission for the three months ended March 31, 2006. We incurred to Realty real estate commission fees of $250,000 for the three months ended March 31, 2005, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal up to 5.0% of the gross sales price of a property. We incurred $500,000 to Realty for real estate disposition fees in connection with our real estate dispositions for the three months ended March 31, 2006, of which 75.0% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not pay any disposition fees to Realty for the three months ended March 31, 2005.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2006 and 2005, we incurred lease commissions to Realty of $42,000 and $52,000, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Accounting Fees
      Our Manager is entitled to receive accounting fees for record keeping services provided to us. We incurred $15,000 and $11,000 for the three months ended March 31, 2006 and 2005, respectively, for such services rendered by our Manager.

Incentive Fees
      Pursuant to the terms of the operating agreements with certain of our real estate investments, our Manager is entitled to receive an incentive fee based on the performance of the underlying assets. Generally, the Manager shares in profits over a guaranteed return of 8.0% during the life of the investment. These fees are assessed through entities which we consolidate, but only on the minority

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest holders’ share of the profits. For the three months ended March 31, 2006 and 2005, $117,000 and $0, respectively, of these expenses are included in our consolidated statement of operations.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable consists primarily of amounts due to us from our Manager and affiliates. Related party accounts payable consists primarily of amounts due from us to our Manager and affiliates.

Related Party Financings
      Our properties may obtain financing through our Manager and Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson.
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham as of March 31, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/09/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Advances from Related Parties
      As of December 31, 2005, the 3500 Maple property had an outstanding unsecured non-interest bearing advance in the amount of $1,385,000 due to our Manager. On February 3, 2006, we repaid this advance in full.

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an overstatement of our Manager’s program and aggregate portfolio operating results in an amount of approximately $1,730,000 for cash generated after payment of cash distributions.
      Our Manager’s board of managers, or the Board of Managers, has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed with the SEC on March 17, 2006 as Appendix A to Amendment No. 5 to our Registration Statement on Form 10.

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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $51,397,000 and $50,851,000 as of March 31, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $9,578,000 and $9,300,000 as of March 31, 2006 and December 31, 2005, respectively.

		Mortgage and		Mortgage and
		Other Debt	NNN 2003	Other Debt	NNN 2003
		Balance as of	Value Fund,	Balance as of	Value Fund,
	Ownership	March 31,	LLC’s Portion	December 31,	LLC’s Portion
Property	Percentage	2006	of Debt	2005	of Debt

Enterprise Technology Center	8.5%	$35,417,000	$3,010,000	$35,580,000	$3,024,000
Executive Center II & III	41.1	15,980,000	6,568,000	15,271,000	6,276,000

		$51,397,000	$9,578,000	$50,851,000	$9,300,000

      On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $13,000,000 due January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50% or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60%, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness on the property which is not subordinated to the Bank Loans. This waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006.
      Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we were in compliance with all such covenants or have obtained waivers from any instances of non-compliance.

13.	Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments, investments in marketable securities and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Our investments in marketable securities are held with Merill Lynch. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
      As of March 31, 2006, we had interests in three properties located in Texas which accounted for 82.3% of our total revenue and one property located in Oregon which accounted for 17.7% of our total revenue based on contractual base rent from leases in effect as of March 31, 2006. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months ended March 31, 2006, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2006 Annual	2006 Annual		Square	Expiration
Tenant	Base Rent(*)	Base Rent	Property	Footage	Date

Heritage Capital Corporation	$1,575,000	14.7%	3500 Maple	75,000	06/30/15

*	Annualized rental income based on contractual base rent from leases in effect as of March 31, 2006.
      For the three months ended March 31, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

General Services Administration (IRS)	$1,214,000	22.8%	Oakey Building	81,000	5/31/05
Administaff Services, LP	1,012,000	19.0	Interwood	52,000	9/30/14
Westwood College of Technology	572,000	10.7	Executive Center I	44,000	1/31/13

*	Annualized rental income based on contractual base rent from leases in effect as of March 31, 2005.

14.	Discontinued Operations — Properties Held for Sale
      In accordance with SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the net income (loss) and the net gain (loss) on dispositions of operating properties sold as of March 31, 2006 or classified as held for sale as of March 31, 2006 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three months ended March 31, 2006 and 2005, discontinued operations included the net income (loss) of four properties sold in their entirety and one property partially sold with the remaining interest held for sale as of March 31, 2006.

Property	Date Purchased	Date Approved for Sale	Date Sold

3500 Maple Building	December 27, 2005	December 27, 2005	14.0% sold on February 10, 2006
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006
Southwood Tower	October 27, 2004	June 1, 2005	December 19, 2005
Financial Plaza	October 29, 2004	January 15, 2005	April 13, 2005
Satellite Place	November 29, 2004	December 17, 2004	February 24, 2005

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,

	2006	2005

Rental income	$2,108,000	$1,528,000
Rental expenses	(1,345,000)	(655,000)
Depreciation and amortization	(12,000)	(436,000)

Income before other expense	751,000	437,000
Interest expense (including amortization of deferred financing costs)	(985,000)	(226,000)
Minority interests	(1,210,000)	—

Income (loss) from discontinued operations — properties held for sale, net	(1,444,000)	211,000
Gain on sale of real estate	5,656,000	389,000

Income from discontinued operations	$4,212,000	$600,000

      A summary of the properties held for sale balance sheet information is as follows:

	March 31,	December 31,
	2006	2005

Operating properties, net of accumulated amortization of $0 and $139,000 as of March 31, 2006 and December 31, 2005, respectively	$49,475,000	$62,019,000
Identified intangible assets, net of accumulated amortization of $0 and $0 as of March 31, 2006 and December 31, 2005, respectively	15,524,000	15,622,000
Lease commissions, net of accumulated amortization of $0 and $39,000 as of March 31, 2006 and December 31, 2005, respectively	—	658,000
Loan fees, net of accumulated amortization of $12,000 and $53,000 as of March 31, 2006 and December 31, 2005, respectively	456,000	730,000
Other assets	328,000	851,000

Total assets	$65,783,000	$79,880,000

Mortgage loans payable	$58,320,000	$67,077,000
Security deposits, prepaid rent and other liabilities	1,686,000	2,242,000

Total liabilities	$60,006,000	$69,319,000

Minority interests	$3,293,000	$1,613,000

15.	Per Unit Data
      We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of March 31, 2006 and 2005.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income (loss) per unit is calculated as follows:

	Three Months Ended
	March 31,

	2006	2005

Loss from continuing operations	$(790,000)	$(230,000)
Income from discontinued operations	4,212,000	600,000

Net income	$3,422,000	$370,000

Net income (loss) per unit — basic and diluted:
Continuing operations — basic and diluted	$(79.06)	$(23.00)
Discontinued operations — basic and diluted	421.50	60.00

Total net income per unit — basic and diluted	$342.44	$37.00

Weighted average number of units outstanding — basic and diluted	9,993	10,000

16.	Business Combinations
      During the three months ended March 31, 2006, we did not acquire any consolidated properties. One consolidated property was sold during this period.
      During the three months ended March 31, 2005, we completed the acquisition of one consolidated property, thereby adding a total of 80,000 square feet of GLA to our property portfolio. The purchase price of the property was $8,000,000, of which $5,500,000 was financed with mortgage debt. In accordance with SFAS, No. 141, Business Combinations, we allocated the purchase price of this property to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above or below market leases. During the three months end March 31, 2005, we allocated and recorded $1,698,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. In addition we disposed of one consolidated property during the three months ended March 31, 2005.
      Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2005, pro forma revenues, net loss and net loss per diluted unit would have been $976,000, $(790,000) and $(79.06), respectively, for the three months ended March 31, 2006; and $897,000, $(587,000) and $(58.70), respectively, for the three months ended March 31, 2005. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

17.	Subsequent Events
      On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic building, a four-story office building with 104,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. $7,493,000 of the purchase price was from the net proceeds from our previous sale of Southwood Tower, which funds should qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Realty was paid a real estate commission of $300,000, or 2.0% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated third party.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 12, 2006, we encumbered the 901 Civic building with two loans from LaSalle as follows: (i) a senior loan of $10,000,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $1,500,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate plus 5.75% or LIBOR plus 8.0%, requiring interest only payments. Both of the loans have two one-year extension options, provided that the loans are in good standing and meet certain debt service coverage ratio requirements, as defined. We have guaranteed these loans, and are responsible for meeting certain financial covenants while the loans are outstanding. Concurrently with entering into these loan agreements, we entered into a two year swap agreement fixing the LIBOR rate at 5.40% on the current combined outstanding loan balance of $10,550,000, which is net of holdback amounts for future leasing costs.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2006 and December 31, 2005, together with our results of operations and cash flows for the three months ended March 31, 2006 and 2005, respectively.
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
      As of March 31, 2006, we have interests in seven properties, including four consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 855,000 square feet, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. As of March 31, 2006, 66.0% of the total GLA of our consolidated properties was leased.
      Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. Our officers, Anthony W. Thompson, the chief executive officer and chairman of our Manager, members of our Manager’s board of managers, or the Board of Managers, and key executives of our Manager collectively own approximately 43.1% of our Manager. Richard T. Hutton, Jr., our chief executive officer, serves as a member the Board of Managers and as our Manager’s executive vice-president and chief investment officer. In addition, Triple Net Properties Realty, Inc., or Realty, is 84.0% owned by Anthony W. Thompson, and 16.0% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
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
2006 Dispositions of Consolidated Properties
We sold our interest in the following properties during 2006:

Oakey Building — Las Vegas, Nevada
      On January 24, 2006, our Manager sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.4%, to Trans-Aero Land & Development Company, or the Buyer, an unaffiliated third party for $22,250,000. The sale resulted in net gain of $5,609,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the Buyer on a monthly basis over time; we expect to receive approximately $98,000 back from this escrow deposit. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the terms of an agreement between our Manager and Realty, or the Realty — Triple Net Agreement. Sales commissions of $668,000, or 3.0% of the total sales price were paid, to unaffiliated brokers. The minority interest holders paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

3500 Maple — Dallas, Texas (partial sale)
      On February 10, 2006, our Manager sold in an affiliated transaction 14.0% of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $9,381,000 to tenant in common interest holders, or TICs. Of the proceeds we received, $1,794,000 is held by us for future repayments on the debt and other reserves of the 3500 Maple property, and $157,000 payable to our Manager and other affiliates for real estate commissions associated with the TICs’ purchase of the property. Additionally, the purchasers assumed $6,581,000 of the existing mortgage loan payable as part of the purchase consideration. As a result of this sale we realized a net gain of $47,000, and our interest in the property decreased from 99.0% to 85.0%. We anticipate selling our remaining interest in the property to TICs through other affiliated transactions in 2006.

Critical Accounting Policies
      The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, previously filed with the SEC.
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

Scheduled Lease Expirations
      As of March 31, 2006, our consolidated properties were 66.0% leased to 48 tenants. 3.4% of the GLA expires during the remainder of 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant relationship intangible assets associated with such tenants.

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
Results of Operations
      Operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because of the significant property acquisitions and dispositions during the three months ended March 31, 2006 and 2005, the comparability of financial data from period to period is limited.

Comparison of the Three Months Ended March 31, 2006 and 2005

	Three Months Ended

	March 31,	March 31,		Percent
	2006	2005	Change	Change

Revenues:
Rental income	$976,000	$363,000	$613,000	168.9%

Expenses:
Rental expenses	581,000	322,000	259,000	80.4
General and administrative	225,000	57,000	168,000	294.7
Depreciation and amortization	467,000	136,000	331,000	243.4

	1,273,000	515,000	758,000	147.2

Loss before other income (expense) and discontinued operations	(297,000)	(152,000)	(145,000)	95.4
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(594,000)	(220,000)	(374,000)	170.0
Interest and dividend income	174,000	31,000	143,000	461.3
Gain on sale of marketable securities	75,000	—	75,000	—
Equity in earnings (loss) and gain on sale of unconsolidated real estate	(209,000)	159,000	(368,000)	(231.5)
Other income	66,000	—	66,000	—

Minority interests	(5,000)	(48,000)	43,000	(89.6)

Loss from continuing operations before discontinued operations	(790,000)	(230,000)	(560,000)	243.5
Discontinued operations:
Gain on sale of real estate	5,656,000	389,000	5,267,000	1,354.0
Income (loss) from discontinued operations	(1,444,000)	211,000	(1,655,000)	(784.4)

	4,212,000	600,000	3,612,000	602.0

Net income	$3,422,000	$370,000	$3,052,000	824.9

      Rental income increased $613,000, or 168.9%, to $976,000 for three months ended March 31, 2006, compared to the same period of the prior year. The increase for the three months ended March 31, 2006 was attributable to the acquisition of the Woodside property acquired on September 30, 2005, which accounted for $502,000 or 81.9% of the increase, and the acquisition of Interwood on January 27, 2005 for $79,000, or 12.9% of the increase.

      Rental expenses increased $259,000, or 80.4%, to $581,000 during the three months ended March 31, 2006, compared to the same period of the prior year. $233,000, or 90.0% of the increase, was attributable to the acquisition of Woodside in September 30, 2005.
      General and administrative expenses consist primarily of third-party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses increased $168,000, or 294.7%, to $225,000 during the three months ended March 31, 2006, compared to the same period of the prior year. The increase was due to an increase in audit fees of $63,000, or 37.5%, an increase in SEC printing and filing costs of $36,000, or 21.4%, an increase in state taxes of $24,000, or 14.3%, and increases in legal, insurance, and other professional fees of $21,000, or 12.5%.
      Depreciation and amortization expense increased $331,000, or 243.4%, to $467,000 during the three months ended March 31, 2006, compared to the same period of the prior year. $303,000, or 91.5% of the increase, was attributable to the acquisition of Woodside on September 30, 2005.
      Interest expense increased $374,000, or 170.0%, to $594,000 during the three months ended March 31, 2006, compared to the same period of the prior year. $361,000, or 96.5% of the increase, was attributable to the interest expense on the mortgages for the Interwood and Woodside properties acquired during 2005.
      Interest and dividend income increased $143,000, or 461.3%, to $174,000 during the three months ended March 31, 2006, compared to the same period of the prior year. $68,000, or 47.6%, of the increase was attributable to the interest income earned in the interest bearing escrow account from the sales proceeds of the Southwood property of $7,493,000. $15,000, or 10.5% of the increase, was attributable to the interest and dividend income earned on our investment in marketable equity securities. $48,000, or 33.6%, was attributable to the interest income which relates to the note receivable secured by property of $2,420,000 from the buyer of Financial Plaza.
      Equity in earnings (loss) and gain on sale of unconsolidated real estate decreased by $368,000, or 231.5%, to a loss of $209,000 during the three months ended March 31, 2006, compared to the same period of the prior year. The decrease was primarily the result of our share of the operating loss at the Executive Center II & III property, which accounted for $314,000, or 85.3% of the decrease. The Executive Center II & III property was considered held for sale during the three months ended March 31, 2005; therefore its results of operations during that time period did not include depreciation costs. On April 7, 2005, the property’s listing for sale was withdrawn and it was no longer considered held for sale from that date forward. $106,000, or 28.8% of the decrease, was attributable to the sale of the 801 K Street property on August 26, 2005.
      Loss from discontinued operations was $1,444,000 for the three months ended March 31, 2006 and was comprised of the net operating results of the Oakey Building and 3500 Maple. The Oakey Building was sold on January 24, 2006. 3500 Maple was listed for sale on December 27, 2005.
      Gain on sale of real estate for three months ended March 31, 2006 was comprised of the gain on sale of our interest in the Oakey Building of $5,609,000, which was sold on January 24, 2006, and the gain on sale of 14% of our interest in the 3500 Maple property of $47,000, which was sold on February 10, 2006.
      As a result of the above, net income for the three months ended March 31, 2006, was $3,422,000, or $342.44 per basic and diluted unit, compared with net income of $370,000, or $37.00 per basic and diluted unit, for the three months ended March 31, 2005.
Liquidity and Capital Resources

Cash Flows

Comparison of the Three Months Ended March 31, 2006 and 2005
      Cash flows provided by operating activities decreased by $857,000 to $240,000 for the three months ended March 31, 2006 compared to the same period of the prior year. The decrease was primarily due to the decrease in the number of operating properties held during the three months ended March 31, 2006, as compared to the same period of the prior year. During the three months ended March 31, 2006, we had three operating properties, including the Oakey Building which sold on January 24, 2006, as compared to six operating properties held during the three months ended March 31, 2005.
      Cash flows provided by investing activities increased by $11,391,000 to $18,025,000 for the three months ended March 31, 2006 compared to the same period of the prior year. The primary source of cash was from the net proceeds from the sale of the Oakey Building on January 24, 2006, the sale of 14.0% of our interest in the 3500 Maple property on February 10, 2006, and proceeds from the sale of marketable equity securities offset by purchases of marketable securities and capital expenditures. Cash flows provided by investing activities were $6,634,000 for the three months ended March 31, 2005. The primary source of cash was from the proceeds of the sale of the Satellite Place property on February 24, 2005, offset by the purchase of the Interwood property on January 26, 2005 and purchases of marketable securities.
      Cash flows used in financing activities increased $8,307,000 to $14,758,000 for the three months ended March 31, 2006 as compared to the same period of the prior year. The increase was primarily attributable to increased net payments on mortgage loans payable and other borrowings of $5,011,000, greater cash distributions paid to our unit holders of $2,503,000, and increased distributions paid to our minority interest stakeholders of $2,611,000, as compared to the same period in 2005, offset by $1,952,000 of minority interest contributions made by the purchasers of the 14.0% TIC interest in the 3500 Maple property.
      As a result of the above, cash and cash equivalents increased $3,507,000 for the three months ended March 31, 2006 to $14,267,000.

Current Sources of Capital and Liquidity
      We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of March 31, 2006 and December 31 2005, our total debt as a percentage of total capitalization was 65.7% and 68.2%, respectively.

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
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Debt Financing
      Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $84,735,000 and $93,492,000 as of March 31, 2006 and December 31, 2005, respectively. Mortgage loans payable as a percentage of total capitalization decreased to 65.3% at March 31, 2006 from 68.2% at December 31, 2005. The decrease of $8,757,000 during the three months ended March 31, 2006 was due to the pay-off of the mortgage loan payable of $8,757,000 in connection with the sale of the Oakey Building.
      As of March 31, 2006 and December 31, 2005, $32,735,000, or 38.6%, and $41,492,000, or 44.4%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate loans require monthly principal and interest payments based on an average fixed rate of 6.18% per annum as of March 31, 2006. Variable interest rate loans include interest only loans, with interest rates ranging from 7.63% to 9.75% per annum as of March 31, 2006. Loans mature at various dates through January 2016.
      The composition of our aggregate debt balances as of March 31, 2006 and December 31, 2005 were as follows:

			Weighted-Average
	Total Debt		Interest Rate

	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005

Mortgage and other debt
Mortgage	$84,735,000	$93,492,000	7.09%	6.85%
Other debt	$540,000	$1,385,000	8.88%	—
Fixed rate and variable rate Mortgage debt
Fixed rate	$52,000,000	$52,000,000	6.18%	6.18%
Variable rate	$32,735,000	$41,492,000	8.53%	7.70%
      As of March 31, 2006, the interest payments on 61.4% of our debt are fixed, the remaining 38.6% of our debt is exposed to fluctuations on the one-month LIBOR rate.
      As of December 31, 2005, the 3500 Maple property has an outstanding unsecured advance in the amount of $1,385,000 due to our Manager, and is presented as “Other debt” in the table above. This advance was paid in full on February 3, 2006.
      We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. As of March 31, 2006, we had $540,000 in margin liabilities outstanding at an interest rate of 8.88% per annum which is presented as “Other debt” in the table above.
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
      We have restricted cash balances of $4,216,000 as of March 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Other Liquidity Needs
      Our distribution rate, at 7.00% per annum (excluding special distributions), has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. There are currently no limits or restrictions on the use of proceeds from Cunningham that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
      On March 29, 2006, we paid a special distribution of $2,500,000, or $250 per unit, which approximates the 2005 income to our unit holders when added to the 2005 distributions already paid.
      Our Manager is currently evaluating the current distribution rate, and if increased leasing activity does not occur, our Manager may reduce or suspend distributions until cash flow from operations supports our current distribution rate of 7.00% per annum. Our Manager will monitor leasing activity in our portfolio and will make a decision during the second quarter of 2006 regarding our ability to maintain the current distribution rate.
      We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $2,197,000 for the remainder of 2006. As of March 31, 2006, we had $3,126,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
      Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the base rent for Trailblazer Health Enterprise, LLC, a tenant at Executive Center II & III, of which we owned a 41.1% interest at March 31, 2006, from $18.50 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was extended from December 2006 to December 2015 and provides for periodic rent increases over the term of the lease, with base rents increasing to $19.50 at the end of the lease. As of March 31, 2006, Trailblazer Health Enterprise, LLC occupied 56.5% of the GLA of Executive Center II & III. On May 1, 2005, due to the reasons described above, our Manager suspended distributions to Executive Center II & III investors, including us.
      Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own an 8.5% interest, were reduced from 8.0% to 4.0%, due to a decrease in occupancy from 90.7% to 83.3% as a result of our Manager’s inability to renew expiring leases. Also, effective November 1, 2005, our Manager has agreed to defer 50% of its property management fee until further notice. Our Manager will continue its effort to lease the vacant space at the property and will continue an on-going evaluation of the cash requirements at the property to determine when, if at all, they will be able to increase the distributions.

Capital Resources

General
      Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own, including proceeds from the sale of properties, and our ability to obtain debt financing from third parties and related parties including, without limitation, Cunningham. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from Cunningham are not negotiated on an arm’s length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.00% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.
      Our primary uses of cash are to fund distributions to our unit holders, to fund capital investment in our existing portfolio of operating assets, to fund acquisitions and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances, leasing commissions, development of land and capital improvements. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      We presently anticipate that we will require up to approximately $2,197,000 for the remainder of the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. As discussed above, certain of our mortgage loans payable require that we reserve cash for capital improvements and leasing costs, these lender reserves are specific to the underlying property, and cannot be used for properties other than the encumbered property; therefore, we still may incur amounts to fund these capital improvements and tenant improvements from sources other than lender reserves. We intend to incur debt to obtain funds for these purposes to the extent the reserves on deposit with the lender of $3,126,000 as of March 31, 2006, are not sufficient or cannot be used for these expenditures.
      Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $51,397,000 and $50,851,000 as of March 31, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $9,578,000 and $9,300,000 as of March 31, 2006 and December 31, 2005, respectively.

		Mortgage and
		Other Debt	NNN 2003	Mortgage Debt	NNN 2003
		Balance as of	Value Fund,	Balance as of	Value Fund,
	Ownership	March 31,	LLC’s Portion	December 31,	LLC’s Portion
Property	Percentage	2006	of Debt	2005	of Debt

Enterprise Technology Center	8.5%	$35,417,000	$3,010,000	$35,580,000	$3,024,000
Executive Center II & III	41.1%	15,980,000	6,568,000	15,271,000	6,276,000

		$51,397,000	$9,578,000	$50,851,000	$9,300,000

      On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $13,000,000 which is due on January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50%, or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 which is due on January 1, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00%, or LIBOR plus 7.60%, requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness on the property which is not subordinated to the Bank Loans. This waiver allows us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 27, 2006.
      Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2006, we were in compliance with all such covenants or have obtained waivers from any instances of non-compliance.

Cunningham Lending Group, LLC
      The following unconsolidated properties have outstanding unsecured notes due to Cunningham as of March 31, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due one year from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/09/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Debt Service Requirements
      One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages and other debt. As of March 31, 2006 and December 31, 2005, some of our properties including properties held for sale, were subject to existing mortgages which had an aggregate principal amount outstanding of $84,735,000 and $93,492,000, respectively. Our total debt consisted of $52,000,000, or 61.4%, and $52,000,000, or 55.6%, of fixed rate debt at a weighted-average interest rate of 6.18% per annum as of both March 31, 2006 and December 31, 2005. Of the total debt, $32,735,000, or 38.6%, and $41,492,000, or 44.4%, as of March 31, 2006 and December 31, 2005, respectively, was variable rate debt at a weighted-average interest rate of 8.53% per annum and 7.70% per annum as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the weighted-average interest rate on our outstanding mortgages was 7.09% per annum and 6.85% per annum, respectively.
Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of March 31, 2006. The table does not reflect any available extension options.

	Payments Due by Period

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$—	$5,500,000	$15,915,000	$11,320,000	$32,735,000
Principal payments — fixed rate debt	—	5,000,000	—	47,000,000	52,000,000
Interest payments — variable rate debt (based on rate in effect at March 31, 2006)	2,134,000	5,575,000	1,104,000	5,552,000	14,365,000
Interest payments — fixed rate debt	2,447,000	8,511,000	2,712,000	13,642,000	27,312,000
Tenant improvement and lease commission obligations	591,000	—	—	—	591,000

Total	$5,172,000	$24,586,000	$19,731,000	$77,514,000	$127,003,000

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
Subsequent Events
      On April 24, 2006, we purchased a 96.9% interest in the 901 Civic building, a four-story office building with 104,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for $14,700,000 in cash. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. $7,493,000 of such cash was net proceeds from our previous sale of Southwood Tower, which funds should qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Realty was paid a real estate commission of $300,000, or 2.0% of the purchase price, of which 75.0% were passed through to our Manager pursuant to the Realty-Triple Net Agreement. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated third party.
      On May 12, 2006, we encumbered the 901 Civic building with two loans from LaSalle as follows: (i) a senior loan of $10,000,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $1,500,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate plus 5.75% or LIBOR plus 8.0%, requiring interest only payments. Both of the loans have two one-year extension options, provided that the loans are in good standing and meet certain debt service coverage ratio requirements, as defined. We have guaranteed these loans, and are responsible for meeting certain financial covenants while the loans are outstanding. Concurrently with entering into these loan agreements, we entered into a two year swap agreement fixing the LIBOR rate at 5.40% on the current combined outstanding loan balance of $10,550,000, which is net of holdback amounts for future leasing costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Since December 31, 2005, there were no material changes in the information regarding market risk that was provided in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
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
      The table below presents, as of March 31, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt — principal payments	$—	$5,000,000	$—	$—	$—	$47,000,000	$52,000,000
Average interest rate on maturing debt	—	10.00%	—	—	—	5.77%	6.18%
Variable rate debt — principal payments	$—	$5,500,000	$15,915,000	$—	$—	$11,320,000	$32,735,000
Average interest rate on maturing debt (based on rates in effect as of March 31, 2006)	—	7.63%	7.98%	—	—	9.75%	8.53%
      The weighted-average interest rate of our mortgage debt as of March 31, 2006 was 7.09% per annum. At March 31, 2006, our mortgage debt consisted of $52,000,000, or 61.4%, of the total debt at a fixed interest rate of 6.18% per annum and $32,735,000, or 38.6%, of the total debt at a variable interest rate of 8.53% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2006, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $164,000 or less than 5.9%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to us, including our principal executive officer and our principal accounting officer, and our Manager’s Board of Managers as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Quarterly Report are certifications of our chief executive officer and our chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of its controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

      During the period covered by this Quarterly report, we continued an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, together with our Manager’s Board of Managers, which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended).
      Pursuant to the Evaluation, our chief executive officer and chief accounting officer conclude as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified by the SEC.
      (b) Changes in internal control over financial reporting. During the three months ended March 31, 2006, we continued to develop our internal controls as follows: we continued the design process for design and implementation of our policies and procedures, we continued to hire qualified and experienced personnel, and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
SEC Investigation
      On September 16, 2004, Triple Net Properties, LLC, or our Manager, advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve us and fines, penalties or administrative remedies could be asserted against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies
Prior Performance Tables
      In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States, or GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an overstatement of our Manager’s program and aggregate portfolio operating results in an amount of approximately $1,730,000 for cash generated after payment of cash distributions.

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
Item 1A.     Risk Factors
      There were no material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC
(Registrant)

By:	/s/Richard T. Hutton, Jr.

Richard T. Hutton, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/Michael O’Flynn

Michael O’Flynn
Chief Accounting Officer
(principal accounting officer)
Date: May 15, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated June 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1		Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member. (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2		Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3		Real Property Purchase Agreement, dated as of, March 27, 2006, by and between Santa Ana Arts IV, Inc. and Triple Net Properties, LLC. (included as Exhibit 10.1 to our Form 8-K filed on April 28, 2006 and incorporated herein by reference).
10.4		First Amendment to Real Property Purchase Agreement, dated as of March 30, 2006, by and between Santa Ana Arts IV, Inc. and Triple Net Properties, LLC. (included as Exhibit 10.2 to our Form 8-K filed on April 28, 2006 and incorporated herein by reference).
10.5		Assignment of Contract dated April 19, 2006 by and between Triple Net Properties, LLC, as assignor and NNN 901 Civic, LLC and NNN VF 901 Civic, LLC, as assignees (included as Exhibit 10.3 to our Form 8-K filed on April 28, 2006 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith