Form 10-Q
period 2006-06-30
NNN 2003 VALUE FUND LLC
filed 2006-08-11
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 11, 2006, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying June 30, 2006 and 2005 interim financial statements of NNN 2003 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Real estate investments:
Operating properties, net	$45,915,000	$32,952,000
Land held for development	730,000	730,000
Properties held for sale, net	49,689,000	62,019,000
Investments in unconsolidated real estate	5,636,000	5,631,000

	101,970,000	101,332,000
Cash and cash equivalents	3,876,000	10,760,000
Investment in marketable securities	—	1,860,000
Accounts receivable, net	1,368,000	273,000
Accounts receivable from related parties	661,000	721,000
Restricted cash	3,495,000	4,049,000
Pre-acquisition cost	18,000	—
Identified intangible assets, net	5,826,000	5,240,000
Other assets — properties held for sale	16,524,000	17,861,000
Other assets, net	1,228,000	794,000
Notes receivable	2,420,000	2,300,000

Total assets	$137,386,000	$145,190,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$36,993,000	$26,415,000
Mortgage loans payable secured by properties held for sale	47,000,000	67,077,000
Accounts payable and accrued liabilities	2,748,000	3,833,000
Accounts payable due to related parties	636,000	330,000
Advances from related parties	—	1,385,000
Other liabilities — properties held for sale, net	1,374,000	2,242,000
Security deposits and prepaid rent	748,000	406,000

	89,499,000	101,688,000
Minority interests	848,000	1,368,000
Minority interests — properties held for sale	7,746,000	1,613,000

	8,594,000	2,981,000
Commitments and contingencies (Note 13)

Unit holders’ equity	39,293,000	40,522,000
Accumulated other comprehensive loss	—	(1,000)

Total unit holders’ equity	39,293,000	40,521,000

Total liabilities, minority interests and unit holders’ equity	$137,386,000	$145,190,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Rental income	$1,233,000	$393,000	$2,209,000	$756,000

Expenses:
Rental expenses	734,000	415,000	1,315,000	737,000
General and administrative	142,000	210,000	367,000	267,000
Depreciation and amortization	766,000	153,000	1,233,000	289,000

	1,642,000	778,000	2,915,000	1,293,000
Loss before other income (expense) and discontinued operations	(409,000)	(385,000)	(706,000)	(537,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(739,000)	(224,000)	(1,334,000)	(444,000)
Interest and dividend income	104,000	87,000	279,000	118,000
Gain on sale of marketable securities	59,000	84,000	134,000	84,000
Equity in losses and gain on sale of unconsolidated real estate	(195,000)	(273,000)	(404,000)	(114,000)
Other income (expense)	(8,000)	—	58,000	—
Minority interests	7,000	76,000	2,000	28,000

Loss from continuing operations before discontinued operations	(1,181,000)	(635,000)	(1,971,000)	(865,000)
Discontinued operations:
Gain on sale of real estate	582,000	3,022,000	6,238,000	3,411,000
Income (loss) from discontinued operations	330,000	117,000	(1,114,000)	328,000

	912,000	3,139,000	5,124,000	3,739,000

Net income (loss)	$(269,000)	$2,504,000	$3,153,000	$2,874,000

Comprehensive income (loss):
Net income	$(269,000)	$2,504,000	$3,153,000	$2,874,000
Unrealized (loss) gain on marketable securities	(20,000)	(10,000)	1,000	(10,000)

Comprehensive income (loss)	$(289,000)	$2,494,000	$3,154,000	$2,864,000

Net income (loss) per unit:
Continuing operations — basic and diluted	$(118.46)	$(63.50)	$(197.48)	$(86.50)
Discontinued operations — basic and diluted	91.47	313.90	513.38	373.90

Total net income (loss) per unit — basic and diluted	$(26.99)	$250.40	$315.90	$287.40

Weighted average number of units outstanding — basic and diluted	9,970	10,000	9,981	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 (Unaudited)

	Number of
	Units	Total

BALANCE — December 31, 2005	10,000	$40,521,000
Units repurchased	(30)	(134,000)
Distributions	—	(4,248,000)
Net income	—	3,153,000
Unrealized gain on marketable securities	—	1,000

BALANCE — June 30, 2006	9,970	$39,293,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,153,000	$2,874,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on sale of real estate	(6,238,000)	(3,411,000)
Gain on sale of marketable securities	(134,000)	(84,000)
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	989,000	1,546,000
Distributions received in excess of equity in earnings (losses) from investments and gain on sale in unconsolidated real estate	482,000	724,000
Minority interests	1,317,000	15,000
Provision for doubtful accounts	22,000	16,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(962,000)	137,000
Other assets	(353,000)	(480,000)
Accounts payable and accrued liabilities, including payables to related parties	482,000	(808,000)
Security deposits and prepaid rent	289,000	(465,000)

Net cash (used in) provided by operating activities	(953,000)	64,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(14,810,000)	(8,028,000)
Acquisition of investments in unconsolidated real estate	(157,000)	(650,000)
Proceeds from sale of real estate operating properties	22,345,000	25,341,000
Capital expenditures	(1,756,000)	(442,000)
Purchase of marketable securities	(2,441,000)	(5,440,000)
Proceeds from sale of marketable securities	4,436,000	4,456,000
Restricted cash	651,000	182,000

Net cash provided by investing activities	8,268,000	15,419,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgages payable and other debt	10,578,000	5,564,000
Principal repayments on mortgages payable and other debt	(20,077,000)	(19,689,000)
Principal repayments on related parties borrowings	(2,245,000)	—
Payment of deferred financing costs	—	(176,000)
Minority interests contributions	4,778,000	—
Minority interests distributions	(2,851,000)	(269,000)
Distributions	(4,248,000)	(1,748,000)
Repurchase of member units, net of costs	(134,000)	—

Net cash used in financing activities	(14,199,000)	(16,318,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,884,000)	(835,000)
CASH AND CASH EQUIVALENTS — beginning of period	10,760,000	9,896,000

CASH AND CASH EQUIVALENTS — end of period	$3,876,000	$9,061,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,928,000	$747,000

Accrual for tenant improvements and capital expenditures	$(1,555,000)	$471,000

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties and investments in unconsolidated real estate:
Increase (decrease) in intangible assets less intangible liabilities of acquisition and disposition	$1,496,000	$(2,475,000)

Restricted cash	$97,000	$(32,000)

Other assets	$18,000	$(317,000)

Accrued expenses and security deposits	$—	$21,000

Minority interests contributions	$163,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

We were organized on June 19, 2003 as NNN 2003 Value Fund, LLC under the laws of the state of Delaware. The use of the words “we,” “us” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

We were formed to purchase, own, operate and subsequently sell all or a portion of a number of unspecified “value added” properties. As of June 30, 2006, we have interests in eight properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 956,000 square feet, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. As of June 30, 2006, 66.2% of the total GLA of our consolidated properties was leased.

Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. Our officers, Anthony W. Thompson, the chief executive officer and chairman of our Manager, members of our Manager’s board of managers, or the Board of Managers, and key executives of our Manager collectively own approximately 43.1% of our Manager. Richard T. Hutton, Jr., our chief executive officer, serves as a member of the Board of Managers and as our Manager’s executive vice-president and chief investment officer. In addition, Triple Net Properties Realty, Inc., or Realty, is 84.0% owned by Anthony W. Thompson, and 16.0% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties, without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

2.	Summary of Significant Accounting Policies

Interim Financial Data

The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, previously filed with the SEC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of earnings (losses) from these real estate investments is included in consolidated net income (loss).

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

3.	Investments in Real Estate

Operating Properties

Our consolidated properties consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005

Buildings and tenant improvements	$37,743,000	$26,289,000
Land	9,482,000	7,389,000

	47,225,000	33,678,000
Less: accumulated depreciation	(1,310,000)	(726,000)

	$45,915,000	$32,952,000

Depreciation expense was $328,000 and $92,000 for the three months ended June 30, 2006 and 2005, respectively, and $584,000 and $176,000 for the six months ended June 30, 2006 and 2005, respectively.

2006 Acquisition of Consolidated Property

901 Civic Building — Santa Ana, California

On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic building, a four-story office building with 99,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for a total purchase price of $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Of the total purchase price, $7,493,000 was from the net proceeds from our previous sale of Southwood Tower, of which funds should qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Realty was paid a real estate commission of $300,000, or 2.0% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the terms of an agreement between our Manager and Realty, or the Realty — Triple Net Agreement. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated broker.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2006 Dispositions of Consolidated Properties

Oakey Building — Las Vegas, Nevada

On January 24, 2006, our Manager sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.4%, to Trans-Aero Land & Development Company, or the Buyer, an unaffiliated third party for $22,250,000. The sale resulted in a net gain of $5,609,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the Buyer on a monthly basis over time; we expect to receive approximately $98,000 back from this escrow deposit. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty — Triple Net Agreement. Sales commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers. The minority interest holders of the property paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

3500 Maple — Dallas, Texas (partial sales)

On February 10, 2006 and June 13, 2006, our Manager sold, in affiliated transactions, 14.0% and 21.5%, respectively, of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $23,786,000 to tenant-in-common interest holders, or TICs, resulting in a net gain of $475,000. Of the proceeds we received, $398,000 was passed through to Realty, of which 75.0% was passed through to our Manager pursuant to the terms of the Realty — Triple Net Agreement; $4,019,000 was reimbursed to us for the mezzanine debt that was previously paid off and $530,000 was held by us for reserves of the 3500 Maple property. Additionally, the TICs assumed $16,686,000 of the existing mortgage loan payable as part of the purchase consideration. As a result of this sale, our interest in the property decreased from 99.0% to 63.5%. We anticipate selling our remaining interest in the property to TICs through other affiliated transactions in 2006.

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of June 30, 2006 and December 31 2005:

		Percentage	June 30,	December 31,
Description	Location	Owned	2006	2005

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,573,000	$2,638,000
Executive Center II & III	Dallas, TX	41.1	3,063,000	2,993,000

Total			$5,636,000	$5,631,000

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	June 30,	December 31,
	2006	2005

Balance Sheet Data:
Assets (primarily real estate)	$87,025,000	$87,238,000

Mortgage loans and other debt payable	$51,328,000	$50,851,000
Other liabilities	6,873,000	6,614,000
Equity	28,824,000	29,773,000

Total liabilities and equity	$87,025,000	$87,238,000

Our share of equity	$5,636,000	$5,631,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$3,700,000	$8,161,000	$7,100,000	$16,382,000
Rental and other expenses	4,235,000	8,634,000	8,032,000	17,469,000

Net loss	$(535,000)	$(473,000)	$(932,000)	$(1,087,000)

Equity in losses of unconsolidated real estate	$(200,000)	$(273,000)	$(409,000)	$(114,000)
Gain on sale of unconsolidated real estate	5,000	—	5,000	—

Equity in losses and gain on sale of unconsolidated real estate	$(195,000)	$(273,000)	$(404,000)	$(114,000)

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

Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own an 8.5% interest, were reduced from 8.0% to 4.0% due to a decrease in occupancy from 90.7% to 83.3% as a result of our Manager’s inability to renew expiring leases. Also, effective November 1, 2005, our Manager has agreed to defer 50.0% of its property management fee until further notice. Our Manager will continue its efforts to lease up the property.

4.	Marketable Equity Securities

On May 17, 2006, we liquidated our marketable equity securities account. Sales of equity securities resulted in realized gains and losses of $119,000 and $35,000, respectively for the three and six months ended June 30, 2005. Sales of equity securities resulted in realized gains of $81,000 and $156,000 for the three and six months ended June 30, 2006, respectively, and realized losses of $22,000 for the three and six months ended June 30, 2006.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	June 30,	December 31,
	2006	2005

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $1,712,000 and $800,000 as of June 30, 2006 and December 31, 2005, respectively (with a weighted average life of 35 months, 56 months, and 64 months for in-place leases, above market leases, and tenant relationships, respectively, as of June 30, 2006 and a weighted-average life of 50 months, 57 months, and 96 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2005)	$5,826,000	$5,240,000

Amortization expense was $614,000 and $111,000 for the three months ended June 30, 2006 and 2005, respectively, and $912,000 and $200,000 for the six months ended June 30, 2006 and 2005, respectively.

6.	Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2006	2005

Deferred rent receivable	$243,000	$158,000
Deferred financing costs, net of accumulated amortization of $197,000 and $92,000 as of June 30, 2006 and December 31, 2005, respectively	508,000	331,000
Lease commissions, net of accumulated amortization of $25,000 and $10,000 as of June 30, 2006 and December 31, 2005, respectively	154,000	158,000
Prepaid expenses, deposits and other	323,000	147,000

Total other assets	$1,228,000	$794,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the purchaser of Financial Plaza. On February 6, 2006, we executed a new note with the purchaser, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of June 30, 2006 was $2,420,000. The Modified Note is secured by the property and bears interest at a fixed rate of 8.00% per annum. The Modified Note requires monthly interest-only payments to us with all unpaid principal and interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the property securing the Modified Note. The Modified Note is personally guaranteed by the owner of the purchaser.

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans secured by properties, including properties held for sale, of $83,993,000 and $93,492,000 as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the effective interest rates on mortgage loans ranged from 5.77% to 10.00% per annum and the weighted-average effective interest rate was 6.98% and 6.85% per annum, respectively. The loans mature at various dates through January 2016. As of June 30, 2006, none of our mortgage loans have monthly principal payments.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On January 24, 2006, we sold the Oakey Building. In connection with the sale, the mortgage payable balance of $8,757,000 was paid in full.

On May 12, 2006, we encumbered the 901 Civic building with two loans from LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $10,000,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $1,500,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate plus 5.75% or LIBOR plus 8.00%, requiring interest only payments. Both of the loans have two one-year extension options, provided that the loans are in good standing and meet certain debt service coverage ratio requirements, as defined. We have guaranteed these loans, and are responsible for meeting certain financial covenants while the loans are outstanding. Concurrently, with entering into these loan agreements, we entered into a two year swap agreement fixing the LIBOR rate at 5.40% on the current combined outstanding loan balance of $10,550,000, which is net of holdback amounts for future leasing costs. On May 18, 2006, the proceeds from these loans were used to repay the mezzanine loan of $11,320,000 on the 3500 Maple property.

Our consolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we were in compliance with all such covenants.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the six months ended June 30, 2006, we borrowed $1,925,000 and repaid $1,925,000 on margin. As of June 30, 2006 and December 31, 2005, we had no margin liabilities outstanding.

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet and are measured at fair value in accordance with Statement of Financial Accounting Standards, or SFAS No. 133, Derivative Instruments and Hedging Activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in the condensed consolidated statement of operations and comprehensive income (loss) in the period of change.

The following table lists the derivative financial instruments held by us as of June 30, 2006:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$12,000	SWAP	05/12/2008

As of June 30, 2006, the fair value of the derivative was $12,000. We recorded $10,000 as a reduction to interest expense for the three and six months ended June 30, 2006. There were no derivative instruments outstanding as of December 31, 2005.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10.	Minority Interests

Minority interests, including property held for sale, relate to the interests in the following consolidated limited liability company and properties with TIC ownerships interests that are not wholly owned by us as of June 30, 2006:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
3500 Maple — Other TIC members	12/27/05	36.5%

11.	Unit Holders’ Equity

We have three classes of units with different rights with respect to distributions. As of June 30, 2006, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. On March 9, 2006, we repurchased 30 Class B units for $134,000, which approximated the net proceeds we originally received (after offering costs) from the original issuance.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations.

Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; second, pro rata to all unit holders in accordance with their ownership interests until all capital contributions are reduced to zero; and third, in accordance with the distributions as outlined above in the Cash from Operations.

During the six months ended June 30, 2006 and 2005, distributions of $425 and $176 per unit were declared, aggregating approximately $4,248,000 and $1,748,000, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

12.	Related Party Transactions

The Operating Agreement and Management Agreement

Our Manager manages us pursuant to the terms of the Operating Agreement. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from the date of acquisition. Realty may be terminated with respect to any of our properties without cause prior to the

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty and/or our Manager are entitled to receive the payments and fees described below:

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. We incurred management fees to Realty in the amount of $184,000 and $67,000, for the three months ended June 30, 2006 and 2005, respectively, and $313,000 and $180,000 for the six months ended June 30, 2006 and 2005, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Commissions

We pay Realty a real estate commission fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to a third-party sales broker. We incurred real estate commission fees to Realty in the amount of $300,000 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $300,000 and $820,000 for the six months ended June 30, 2006 and 2005, respectively, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Disposition Fee

We pay Realty a real estate disposition fee equal up to 5.0% of the gross sales price of a property. We incurred real estate disposition fees to Realty in the amount of $0 and $475,000 for the three months ended June 30, 2006 and 2005, respectively, and $500,000 and $475,000 for the six months ended June 30, 2006, and 2005, respectively, of which 75.0% were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. We incurred leasing commissions to Realty in the amount of $4,000 and $15,000 for the three months ended June 30, 2006 and 2005, respectively, and $11,000 and $67,000 for the six months ended June 30, 2006 and 2005, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our Manager for such services in the amount of $15,000 and $14,000 for the three months ended June 30, 2006 and 2005, respectively, and $30,000 and $25,000 for the six months ended June 30, 2006 and 2005, respectively.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Manager and affiliates. Related party accounts payable consists primarily of amounts due from us to our Manager and affiliates.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Related Party Financings

Our properties may obtain financing through our Manager and Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson.

The following unconsolidated properties have outstanding unsecured notes due to Cunningham as of June 30, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due between one and two years from origination.

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

Prior Performance Tables

In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an aggregate overstatement of $1,730,000 attributable to our Manager’s private real estate programs; and an aggregate understatement of $1,405,00 attributable to our Manager’s private notes programs, resulting in a total net overstatement of approximately $325,000.

The Board of Managers has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed with the SEC on August 8, 2006 as Appendix A to Amendment No. 7 to our Registration Statement on Form 10.

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

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our cash flows, financial condition, or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties were $51,328,000 and $50,851,000 as of June 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $9,599,000 and $9,300,000 as of June 30, 2006 and December 31, 2005, respectively.

			NNN 2003		NNN 2003
		Mortgage and Other	Value Fund,	Mortgage and Other	Value Fund,
	Ownership	Debt Balance as of	LLC’s Portion	Debt Balance as of	LLC’s Portion
Property	Percentage	June 30, 2006	of Debt	December 31, 2005	of Debt

Enterprise Technology Center	8.5%	$35,264,000	$2,997,000	$35,580,000	$3,024,000
Executive Center II & III	41.1	16,064,000	6,602,000	15,271,000	6,276,000

		$51,328,000	$9,599,000	$50,851,000	$9,300,000

On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $13,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50% or LIBOR plus 2.25% (7.36% at June 30, 2006), requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60% (12.71% at June 30, 2006), requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness on the property which is not subordinated to the Bank Loans. This waiver allowed us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 28, 2006. On June 13, 2006 and July 28, 2006 we obtained additional waivers to cure our noncompliance with the covenant by July 28, 2006 and August 28, 2006, respectively.

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we were in compliance with all such covenants or have obtained waivers from any instances of non-compliance.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of June 30, 2006, we had interests in three consolidated properties located in Texas which accounted for 70.7% of our total revenue, one consolidated property located in Oregon which accounted for 17.6% of our total revenue, and one consolidated property located in California which accounted for 11.7% of our total revenue. These revenues are based on contractual base rent from leases in effect as of June 30, 2006. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the six months ended June 30, 2006, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2006 Annual	2006 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Heritage Capital Corporation	$1,575,000	13.4%	3500 Maple	73,000	06/30/15

*	Annualized rental income based on contractual base rent from leases in effect as of June 30, 2006.

For the six months ended June 30, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Administaff Services, LP	1,012,000	35.8%	Interwood	52,000	9/30/14
Westwood College of Technology	763,000	27.0	Executive Center I	44,000	1/31/13
Lipar Group Development	325,000	11.5	Southwood Tower	20,000	2/28/08

*	Annualized rental income based on contractual base rent from leases in effect as of June 30, 2005.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the net income (loss) and the net gain (loss) on dispositions of operating properties sold as of June 30, 2006 or classified as held for sale as of June 30, 2006 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2006 and 2005, discontinued operations included the net income (loss) of four properties sold in their entirety and one property partially sold with the remaining interest held for sale as of June 30, 2006.

Property	Date Purchased	Date Approved for Sale	Date Sold

3500 Maple Building	December 27, 2005	December 27, 2005	14.0% sold on February 10, 2006 21.5% sold on June 13, 2006
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006
Southwood Tower	October 27, 2004	June 1, 2005	December 19, 2005
Financial Plaza	October 29, 2004	January 15, 2005	April 13, 2005
Satellite Place	November 29, 2004	December 17, 2004	February 24, 2005

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Rental income	$2,701,000	$894,000	$4,809,000	$2,422,000
Rental expenses	(1,422,000)	(384,000)	(2,767,000)	(1,039,000)
Depreciation and amortization	(11,000)	(265,000)	(23,000)	(701,000)

Income before other expense	1,268,000	245,000	2,019,000	682,000
Interest expense	(829,000)	(86,000)	(1,814,000)	(312,000)
Minority interests	(109,000))	(42,000)	(1,319,000)	(42,000)

Income (loss) from discontinued operations	330,000	117,000	(1,114,000)	328,000
Gain on sale of real estate	582,000	3,022,000	6,238,000	3,411,000

Income from discontinued operations	$912,000	$3,139,000	$5,124,000	$3,739,000

A summary of the properties held for sale balance sheet information is as follows:

	June 30,	December 31,
	2006	2005

Operating properties, net of accumulated depreciation of $0 and $139,000 as of June 30, 2006 and December 31, 2005, respectively	$49,689,000	$62,019,000
Identified intangible assets, net of accumulated amortization of $0 and $0 as of June 30, 2006 and December 31, 2005, respectively	15,489,000	15,622,000
Lease commissions, net of accumulated amortization of $0 and $39,000 as of June 30, 2006 and December 31, 2005, respectively	—	658,000
Loan fees, net of accumulated amortization of $23,000 and $53,000 as of June 30, 2006 and December 31, 2005, respectively	444,000	730,000
Other assets	591,000	851,000

Total assets	$66,213,000	$79,880,000

Mortgage loans payable	$47,000,000	$67,077,000
Security deposits, prepaid rent and other liabilities	1,374,000	2,242,000

Total liabilities	$48,374,000	$69,319,000

Minority interests	$7,746,000	$1,613,000

16.	Per Unit Data

We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit is computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of June 30, 2006 and 2005.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Net income (loss) per unit is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Loss from continuing operations	$(1,181,000)	$(635,000)	$(1,971,000)	$(865,000)
Income from discontinued operations	912,000	3,139,000	5,124,000	3,739,000

Net income (loss)	$(269,000)	$2,504,000	$3,153,000	$2,874,000

Net income (loss) per unit — basic and diluted:
Continuing operations — basic and diluted	$(118.46)	$(63.50)	$(197.48)	$(86.50)
Discontinued operations — basic and diluted	91.47	313.90	513.38	373.90

Total net income (loss) per unit — basic and diluted	$(26.99)	$250.40	$315.90	$287.40

Weighted average number of units outstanding — basic and diluted	9,970	10,000	9,981	10,000

17.	Business Combinations

During the six months ended June 30, 2006, we completed the acquisition of 901 Civic Center, a consolidated property, thereby adding a total of 99,000 square feet of GLA to our property portfolio. The purchase price was $14,700,000, of which $0 was financed with mortgage debt. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above or below market leases. During 2006, we allocated and recorded $1,620,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Our results of operations include the combined results of 901 Civic Center from April 24, 2006 through June 30, 2006. One consolidated property was sold during the six months ended June 30, 2006.

During the six months ended June 30, 2005, we completed the acquisition of Interwood, a consolidated property, thereby adding a total of 80,000 square feet of GLA to our property portfolio. The purchase price was $8,000,000, of which $5,500,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above or below market leases. During 2005, we allocated and recorded $1,698,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Our results of operations include the combined results of Interwood from January 26, 2005 through June 30, 2005. We disposed of two consolidated properties during the six months ended June 30, 2005.

Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2005, pro forma revenues, net loss and net loss per diluted unit would have been $2,711,000, $(1,822,000) and $(182.55), respectively, for the six months ended June 30, 2006; and $2,491,000, $(1,153,000) and $(115.30), respectively, for the six months ended June 30, 2005. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18.	Subsequent Events

On July 3, 2006, we purchased a 14.8% interest in Chase Towers, a twenty-one story office building of 390,000 square feet of GLA located in Austin, Texas from NNN Chase Tower, LLC, an entity also managed by our Manager, for a purchase price of $10,279,000. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our Manager, NNN Chase Towers, LLC, and an unaffiliated third party. Our purchase was financed with a secured loan from MMA Realty Capital LLC for $8,100,000, due June 30, 2009, which bears interest at the one-month LIBOR plus 300 basis points (8.33% at July 3, 2006) requiring interest-only payments. The initial term of the loan is three years and contains two, one-year options provided that the loan is in good standing and meets certain debt service coverage ratio requirements, as defined. Realty did not receive a sales commission fee from the acquisition of the property.

Effective August 2, 2006, Jeffrey T. Hanson was appointed to serve as a member of the Board of Managers of our Manager. Mr. Hanson has also served as the Managing Director-Real Estate of our Manager, and the president and chief executive officer of Triple Net Properties Realty, Inc., since August 2006. From December 1997 to August 2006, Mr. Hanson served as Senior Vice President of Grubb & Ellis Company’s Institutional Investment Group. Mr. Hanson is a member of the Sterling College Board of Trustees. Mr. Hanson earned a B.S. Degree in Business Administration with an emphasis in real estate finance from the University of Southern California.

Effective August 8, 2006, Steven S. Fradin was appointed as our chief accounting officer. Mr. Fradin is responsible for all areas of finance, including accounting and financial reporting. Mr. Fradin has served as financial reporting manager for our Manager since June 2006. From May 2005 to April 2006, Mr. Fradin served as Corporate Controller for Collectors Universe, Inc., a publicly traded company specializing in the grading and authentication of collectibles. Prior to this position, Mr. Fradin served as Corporate Controller from October 2001 to April 2005 for RBF Consulting, a civil engineering firm that provides engineering, planning, design and construction management for public and private sector projects throughout the western United States and internationally. Mr. Fradin is a Certified Public Accountant and received his B.A. Degree in Business Administration with a concentration in Accounting from California State University, Fullerton.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2006 and December 31, 2005, together with our results of operations for the three and six months ended June 30, 2006 and 2005, respectively, and cash flows for the six months ended June 30, 2006 and 2005, respectively.

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

As of June 30, 2006, we have interests in eight properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 956,000 square feet, one consolidated interest in a land parcel for development and two unconsolidated interests in office properties aggregating a total GLA of 751,000 square feet. As of June 30, 2006, 66.2% of the total GLA of our consolidated properties was leased.

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

2006 Acquisition of Consolidated Property

901 Civic Building — Santa Ana, California

On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic building, a four-story office building with 99,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for a total purchase price of $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Of the total purchase price, $7,493,000 was from the net proceeds from our previous sale of Southwood Tower, of which funds should qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Realty was paid a real estate commission of $300,000, or 2.0% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the terms of an agreement between our Manager and Realty, or the Realty — Triple Net Agreement. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated broker.

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

3500 Maple — Dallas, Texas (partial sales)

On February 10, 2006 and June 13, 2006, our Manager sold, in affiliated transactions, 14.0% and 21.5%, respectively, of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $23,786,000 to tenant-in-common interest holders, or TICs, resulting in a net gain of $475,000. Of the proceeds we received, $398,000 was passed through to Realty, of which 75.0% was passed through to our Manager pursuant to the terms of the Realty — Triple Net Agreement; $4,019,000 was reimbursed to us for the mezzanine debt that was previously paid off and $530,000 was held by us for reserves of the 3500 Maple property. Additionally, the TICs assumed $16,686,000 of the existing mortgage loan payable as part of the purchase consideration. As a result of this sale our interest in the property decreased from 99.0% to 63.5%. We anticipate selling our remaining interest in the property to TICs through other affiliated transactions in 2006.

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

Scheduled Lease Expirations

As of June 30, 2006, our consolidated properties were 66.2% leased to 53 tenants. 6.5% of the GLA expires during the remainder of 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant related intangible assets.

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

Expenses

Our expenses could increase due to the costs incurred in order to comply with the requirements of being a public company, among other factors.

Results of Operations

Operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because of the significant property acquisitions and dispositions during the three and six months ended June 30, 2006 and 2005, the comparability of financial data from period to period is limited.

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended				Six Months Ended
	June 30,	June 30,		Percent	June 30,	June 30,		Percent
	2006	2005	Change	Change	2006	2005	Change	Change
Revenues:
Rental income	$1,233,000	$393,000	$840,000	213.7%	$2,209,000	$756,000	$1,453,000	192.2%

Expenses:
Rental expenses	734,000	415,000	319,000	76.9	1,315,000	737,000	578,000	78.4
General and administrative	142,000	210,000	(68,000)	(32.4)	367,000	267,000	100,000	37.5
Depreciation and amortization	766,000	153,000	613,000	400.7	1,233,000	289,000	944,000	326.6

	1,642,000	778,000	864,000	111.1	2,915,000	1,293,000	1,622,000	125.4

Loss before other income (expense) and discontinued operations	(409,000)	(385,000)	(24,000)	6.2	(706,000)	(537,000)	(169,000)	31.5
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(739,000)	(224,000)	(515,000)	229.9	(1,334,000)	(444,000)	(890,000)	200.5
Interest and dividend income	104,000	87,000	17,000	19.5	279,000	118,000	161,000	136.4
Gain on sale of marketable securities	59,000	84,000	(25,000)	(29.8)	134,000	84,000	50,000	59.5
Equity in losses and gain on sale of unconsolidated real estate	(195,000)	(273,000)	78,000	(28.6)	(404,000)	(114,000)	(290,000)	254.4
Other income (expense)	(8,000)	—	(8,000)	100.0	58,000	—	58,000	100.0
Minority interests	7,000	76,000	(69,000)	(90.8)	2,000	28,000	(26,000)	(92.9)

Loss from continuing operations before discontinued operations	(1,181,000)	(635,000)	(546,000)	86.0	(1,971,000)	(865,000)	(1,106,000)	127.9
Discontinued operations:
Gain on sale of real estate	582,000	3,022,000	(2,440,000)	(80.7)	6,238,000	3,411,000	2,827,000	82.9
Income (loss) from discontinued operations	330,000	117,000	213,000	182.1	(1,114,000)	328,000	(1,442,000)	(439.6)

	912,000	3,139,000	(2,227,000)	(70.9)	5,124,000	3,739,000	1,385,000	37.0

Net income (loss)	$(269,000)	$2,504,000	$(2,773,000)	(110.7)	$3,153,000	$2,874,000	$279,000	9.7

Rental income increased $840,000, or 213.7%, to $1,233,000 and $1,453,000, or 192.2% to $2,209,000, respectively, during the three and six months ended June 30, 2006, compared to the same periods of the prior year. The increases were attributable to the acquisitions of the Woodside property on September 30, 2005, which accounted for $498,000, or 59.3%, and $1,000,000, or 68.8%, of the increase during the three and six months ended June 30, 2006, respectively, and the acquisition of the 901 Civic Center property on April 24, 2006, which accounted for $286,000, or 34.0%, and $286,000, or 19.7%, of the increase during the three and six months ended June 30, 2006.

Rental expenses increased $319,000, or 76.9%, to $734,000, and $578,000, or 78.4%, to $1,315,000, during the three and six months ended June 30, 2006, respectively, compared to the same periods of the prior year. The increases were primarily attributable to the acquisitions of the Woodside property, as mentioned above, which accounted for $224,000, or 70.2%, and $457,000, or 79.1% of the increases during the three and six months ended June 30, 2006, respectively, and the 901 Civic Center property, as mentioned above, which had increases of $127,000, or 39.7%, and $127,000, or 22.0%, during the three and six months ended June 30, 2005, respectively.

General and administrative expenses consist primarily of third-party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses decreased $68,000, or 32.4%, to $142,000, during the three months ended June 30, 2006 and increased $100,000, or 37.5%, to $367,000, during the six months ended June 30, 2006 as compared to the same periods of the prior year. The decrease for the three months ended June 30, 2006 was due to decreases in legal fees and SEC printing and filing costs of $53,000, or 77.8%, and $42,000, or 61.1%, respectively, due to higher costs incurred in the prior year to initially report as a public entity offset by an increase in accounting, insurance, bank charges and outside services of $26,000, or 38.1%. The increase for the six months ended June 30, 2006 was due to an increase in accounting fees of $76,000, or 76.0%, an increase in bank charges, insurance and other costs of $40,000, or 40.1%, offset by a decrease in legal fees of $37,000, or 37.0%.

Depreciation and amortization expense increased $613,000, or 400.7%, to $766,000, and $944,000, or 326.6%, to $1,233,000, during the three and six months ended June 30, 2006, respectively, compared to the same periods of the prior year. These increases were primarily attributable to the acquisition of the Woodside property, as mentioned above, which accounted for $467,000, or 76.2%, and $772,000, or 81.8%, of the increase during the three and six months ended June 30, 2006, respectively, and the 901 Civic property, as mentioned above, which increased by $138,000, or 22.5%, and $138,000, or 14.6%, during the three and six months ended June 30, 2005, respectively.

Interest expense increased $515,000, or 229.9%, to $739,000 and $890,000, or 200.2%, to $1,334,000, during the three and six months ended June 30, 2006, respectively, compared to the same periods of the prior year. These increases were primarily attributable to the interest expense on the mortgages for the Woodside property, which accounted for $352,000, or 66.8%, and $681,000, or 76.5%, of the increase during the three and six months ended June 30, 2006, respectively, and the 901 Civic property, which increased by $133,000, or 25.8%, and $133,000, or 14.9%, during the three and six months ended June 30, 2005, respectively.

Interest and dividend income increased $17,000, or 19.5%, to $104,000 and $161,000, or 136.4%, to $279,000, during the three and six months ended June 30, 2006, respectively, compared to the same periods of the prior year. The increase in interest income was attributable to the interest earned on the sales proceeds of the Southwood property of $7,493,000, which accounted for $25,000, or 147.1%, and $93,000, or 57.8%, of the increase for the three and six months ended June 30, 2006, respectively; interest income earned from the note receivable of $2,420,000 from the buyer of Financial Plaza, which increased by $49,000, or 288.2%, and $97,000, or 60.2%, for the three and six months ended June 30, 2006, respectively, and interest income earned on the $579,000 investor loan to Executive Center II and III, which accounted for $12,000, or 70.6%, and $23,000, or 14.3%, for the three and six months ended June 30, 2006, respectively. The above increases were offset by decreases in interest and dividend income earned on our money market accounts and our investments in marketable equity securities of $70,000, or 411.8%, and $54,000, or 33.5%, for the three and six months ended June 30, 2006, respectively.

Equity in losses and gain on sale of unconsolidated real estate decreased by $78,000, or 28.6%, to a loss of $195,000 and $290,000, or 254.4%, to a loss of $404,000, during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year. The decreases for the three and six months ended June 30, 2006 were primarily the result of our share of the operating loss at the Executive Center II & III property which accounted for $191,000, or 244.9%, and $123,000, or 42.4%, of the decrease, respectively, together with sales of the 801 K Street property on August 26, 2005 and Emerald Plaza on November 10, 2005 which accounted for $189,000, or 242.3%, and $340,000, or 117.2%, of the decrease, respectively.

Income (loss) from discontinued operations was $330,000 and $(1,114,000), for the three and six months ended June 30, 2006, respectively. For the three months ended June 30, 2006, the increase in income was due to common area maintenance adjustments for property taxes and utility increases of $457,000, or 214.6%, offset by the sale of the Oakey building, which was sold on January 24, 2006, resulting in a reduction of income by $171,000, or 80.3%. For the six months ended June 30, 2006, the loss was due to the sale of the Oakey building offset slightly by the net operating results on 3500 Maple.

Gain on sale of real estate was $582,000 and $6,238,000, for the three and six months ended June 30, 2006, respectively, and was comprised of the gain on sale of our interest in the Oakey building of $5,609,000, which was sold on January 24, 2006, the gains on sale of 14.0% (sold on February 10, 2006) and 21.5% (sold on June 13, 2006) of our interests in the 3500 Maple property of $133,000 and $342,000, respectively, together with the deferred gain recognized at June 30, 2006 from the sale of the Southwood property of $236,000.

As a result of the above, net income (loss) was $(269,000), or $(26.99) per basic and diluted unit, and $3,153,000, or $315.90 per basic and diluted unit, for the three and six months ended June 30, 2006, respectively, compared with net income of $2,504,000, or $250.40 per basic and diluted unit, and $2,874,000, or $287.40, per basic and diluted unit for the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

Cash Flows

Comparison of the Six Months Ended June 30, 2006 and 2005

Cash flows used in operating activities were $953,000 for the six months ended June 30, 2006. The decrease of $1,017,000 compared to the same period of the prior year was due to the gain on sale of real estate, which increased over the prior year by $2,827,000 due to the sale of the Oakey building on January 24, 2006 along with the sale of 14.0% and 21.5% of our interest in the 3500 Maple property on February 10, 2006 and June 13, 2006, respectively. In addition, accounts receivable increased by $1,099,000 due to the acquisitions of the 3500 Maple and 901 Civic properties, mentioned above. These decreases were offset by $1,290,000 of increases in accounts payable and accrued liabilities, a $557,000 decrease in depreciation and amortization expense due to an increase in amortization of straight line rent on the 3500 Maple property and a $754,000 increase in security deposits and prepaid rents due to the acquisition of the properties mentioned above.

Cash flows provided by investing activities were $8,268,000 for the six months ended June 30, 2006 compared to the same period of the prior year, or a decrease of $7,151,000. The primary source of cash was from the net proceeds from the sale of the Oakey building on January 24, 2006, the sale of 14.0% and 21.5% of our interest in the 3500 Maple property on February 10, 2006 and June 13, 2006, respectively, offset by purchases of marketable securities and capital expenditures. Cash flows provided by investing activities were $15,419,000 for the six months ended June 30, 2005. The primary source of cash was from the proceeds of the sale of the Satellite Place property on February 24, 2005 and the Financial Plaza property on April 13, 2005, along with proceeds from the sale of marketable securities offset by purchases of marketable securities and the Interwood property on January 26, 2005.

Cash flows used in financing activities were $14,199,000 for the six months ended June 30, 2006. The increase of $2,119,000 compared to the same period of the prior year was due to an increase of $5,014,000 in mortgage payable borrowings on the 901 Civic property and $4,778,000 of minority interest contributions made by the purchasers of the combined 35.5% TIC interest in the 3500 Maple property. These increases were offset by increased principal payments on borrowings from related parties of $2,245,000, increased distributions paid to our minority interest stakeholders of $2,582,000 compared to the same period in 2005 and greater cash distributions paid to our unit holders of $2,500,000.

As a result of the above, cash and cash equivalents decreased $6,884,000 for the six months ended June 30, 2006 to $3,876,000.

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of June 30, 2006 and December 31 2005, our total debt as a percentage of total capitalization was 68.1% and 68.2%, respectively.

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

Debt Financing

Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $83,993,000 and $93,492,000 as of June 30, 2006 and December 31, 2005, respectively. Mortgage loans payable as a percentage of total capitalization decreased to 68.1% as of June 30, 2006 from 68.2% as of December 31, 2005. The decrease of $9,499,000 during the six months ended June 30, 2006 was mainly due to the pay-off of the mortgage loan payable of $8,757,000 in connection with the sale of the Oakey building.

As of June 30, 2006 and December 31, 2005, $31,993,000, or 38.1%, and $41,492,000, or 44.4%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate loans require monthly principal and interest payments based on an average fixed rate of 6.18% per annum as of June 30, 2006. Variable interest rate loans include interest only loans, with interest rates ranging from 7.36% to 13.11% per annum as of June 30, 2006. Loans mature at various dates through January 2016.

The composition of our aggregate debt balances as of June 30, 2006 and December 31, 2005 were as follows:

			Weighted -Average
	Total Debt		Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005

Mortgage and other debt
Mortgage	$83,993,000	$93,492,000	6.98%	6.85%
Other debt	$—	$1,385,000	—	—
Fixed rate and variable rate Mortgage debt
Fixed rate	$52,000,000	$52,000,000	6.18%	6.18%
Variable rate	$31,993,000	$41,492,000	8.28%	7.70%

As of June 30, 2006, the interest payments on 61.9% of our debt are fixed. The remaining 38.1% of our debt is exposed to fluctuations on the one-month LIBOR rate.

The percentage of fixed rate debt to total debt at June 30, 2006 and December 31, 2005 does not take into consideration the portion of variable rate debt capped by our interest-rate swap agreements. Including the effects of the interest-rate swap agreements, we had fixed or swapped 74.5% and 55.6% of our total outstanding debt as of June 30, 2006 and December 31, 2005, respectively. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instruments held by us as of June 30, 2006:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$12,000	SWAP	05/12/2008

As of December 31, 2005, the 3500 Maple property has an outstanding unsecured advance in the amount of $1,385,000 due to our Manager, and is presented as “Other debt” in the table above. This advance was paid in full on February 3, 2006.

On May 12, 2006, we encumbered the 901 Civic building with two loans from LaSalle as follows: (i) a senior loan of $10,000,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $1,500,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate plus 5.75% or LIBOR plus 8.00%, requiring interest only payments. Both of the loans have two one-year extension options, provided that the loans are in good standing and meet certain debt service coverage ratio requirements, as defined. We have guaranteed these loans, and are responsible for meeting certain financial covenants while the loans are outstanding. Concurrently with entering into these loan agreements, we entered into a two year swap agreement fixing the LIBOR rate at 5.40% on the current combined outstanding loan balance of $10,550,000, which is net of holdback amounts for future leasing costs. On May 18, 2006, the proceeds from these loans were used to repay the mezzanine loan of $11,320,000 on the 3500 Maple property.

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

We have restricted cash balances of $3,495,000 as of June 30, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are outstanding at that time will become available to us as unrestricted funds.

Other Liquidity Needs

Our distribution rate, at 7.0% per annum (excluding special distributions), has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. There are currently no limits or restrictions on the use of proceeds from Cunningham that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

On March 29, 2006, we paid a special distribution of $2,500,000, or $250 per unit, which approximates the 2005 income to our unit holders when added to the 2005 distributions already paid.

Our Manager is currently evaluating the current distribution rate, and if increased leasing activity does not occur, our Manager may reduce or suspend distributions until cash flow from operations supports our current distribution rate of 7.0% per annum. Our Manager will monitor leasing activity in our portfolio and will make a decision during the fourth quarter of 2006 regarding our ability to maintain the current distribution rate.

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $1,958,000 for the remainder of 2006. As of June 30, 2006, we had $2,462,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the base rent for Trailblazer Health Enterprise, LLC, a tenant at Executive Center II & III, of which we owned a 41.1% interest at June 30, 2006, from $18.50 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was extended from December 2006 to December 2015 and provides for periodic rent increases over the term of the lease, with base rents increasing to $19.50 at the end of the lease. As of June 30, 2006, Trailblazer Health Enterprise, LLC occupied 55.5% of the GLA of Executive Center II & III. On May 1, 2005, due to the reasons described above, our Manager suspended distributions to Executive Center II & III investors, including us.

Effective November 1, 2005, cash distributions from Enterprise Technology Center, of which we own an 8.5% interest, were reduced from 8.0% to 4.0%, due to a decrease in occupancy from 90.7% to 83.3% as a result of our Manager’s inability to renew expiring leases. Also, effective November 1, 2005, our Manager has agreed to defer 50.0% of its property management fee until further notice. Our Manager will continue its effort to lease up the property and will continue an on-going evaluation of the cash requirements at the property to determine when, if at all, they will be able to increase the distributions.

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

We presently anticipate that we will require up to approximately $1,958,000 for the remainder of the year ended December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. As discussed above, certain of our mortgage loans payable require that we reserve cash for capital improvements and leasing costs, these lender reserves are specific to the underlying property, and cannot be used for properties other than the encumbered property; therefore, we still may incur amounts to fund these capital improvements and tenant improvements from sources other than lender reserves. We intend to incur debt to obtain funds for these purposes to the extent the reserves on deposit with the lender of $2,462,000 as of June 30, 2006, are not sufficient or cannot be used for these expenditures.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties were $51,328,000 and $50,851,000 as of June 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $9,599,000 and $9,300,000 as of June 30, 2006 and December 31, 2005, respectively.

			NNN 2003		NNN 2003
		Mortgage and Other	Value Fund,	Mortgage Debt	Value Fund,
	Ownership	Debt Balance as of	LLC’s Portion	Balance as of	LLC’s Portion
Property	Percentage	June 30, 2006	of Debt	December 31, 2005	of Debt

Enterprise Technology Center	8.5%	$35,264,000	$2,997,000	$35,580,000	$3,024,000
Executive Center II & III	41.1	16,064,000	6,602,000	15,271,000	6,276,000

		$51,328,000	$9,599,000	$50,851,000	$9,300,000

On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $13,000,000 which is due on December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50%, or LIBOR plus 2.25% (7.36% at June 30, 2006), requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 which is due on December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00%, or LIBOR plus 7.60% (12.71% at June 30, 2006), requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance, or cumulatively the Bank Loans. Effective as of December 28, 2005, we obtained a waiver from LaSalle for noncompliance with a certain covenant of the Bank Loans which precludes us from having or incurring additional indebtedness on the property which is not subordinated to the Bank Loans. This waiver allowed us to subordinate the additional indebtedness to the Bank Loans and to cure our noncompliance with the covenant by June 28, 2006. On June 13, 2006 and July 28, 2006 we obtained additional waivers to cure our noncompliance with the covenant by June 28, 2006 and August 28, 2006, respectively.

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2006, we were in compliance with all such covenants or have obtained waivers from any instances of non-compliance.

Cunningham Lending Group, LLC

The following unconsolidated properties have outstanding unsecured notes due to Cunningham as of June 30, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due between one and two years from origination.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/09/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages and other debt. As of June 30, 2006 and December 31, 2005, some of our properties including properties held for sale, were subject to existing mortgages which had an aggregate principal amount outstanding of $83,993,000 and $93,492,000, respectively. Our total debt consisted of $52,000,000, or 61.9%, and $52,000,000, or 55.6%, of fixed rate debt at a weighted-average interest rate of 6.18% per annum as of both June 30, 2006 and December 31, 2005. Of the total debt, $31,993,000, or 38.1%, and $41,492,000, or 44.4%, as of June 30, 2006 and December 31, 2005, respectively, was variable rate debt at a weighted-average interest rate of 8.28% per annum and 7.70% per annum as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the weighted-average interest rate on our outstanding mortgages was 6.98% per annum and 6.85% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of June 30, 2006. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$—	$31,993,000	$—	$—	$31,993,000
Principal payments — fixed rate debt	—	5,000,000	—	47,000,000	52,000,000
Interest payments — variable rate debt (based on rate in effect at June 30, 2006)	1,325,000	3,485,000	—	—	4,810,000
Interest payments — fixed rate debt	1,606,000	5,612,000	5,424,000	13,642,000	26,284,000
Tenant improvement and lease commission obligations	278,000	—	—	—	278,000

Total	$3,209,000	$46,090,000	$5,424,000	$60,642,000	$115,365,000

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

Subsequent Events

On July 3, 2006, we purchased a 14.8% interest in Chase Towers, a twenty-one story office building of 390,000 square feet of GLA located in Austin, Texas from NNN Chase Tower, LLC, an entity also managed by our Manager, for a purchase price of $10,279,000. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our Manager, NNN Chase Towers, LLC, and an unaffiliated third party. Our purchase was financed with a secured loan from MMA Realty Capital LLC for $8,100,000, due June 30, 2009, which bears interest at the one-month LIBOR plus 300 basis points (8.33% at July 3, 2006) requiring interest-only payments. The initial term of the loan is three years and contains two, one-year options provided that the loan is in good standing and meets certain debt service coverage ratio requirements, as defined. Realty did not receive a sales commission fee from the acquisition of the property.

Effective August 2, 2006, Jeffrey T. Hanson was appointed to serve as a member of the Board of Managers of our Manager. Mr. Hanson has also served as the Managing Director-Real Estate of our Manager, and the president and chief executive officer of Triple Net Properties Realty, Inc., since August 2006. From December 1997 to August 2006, Mr. Hanson served as Senior Vice President of Grubb & Ellis Company’s Institutional Investment Group. Mr. Hanson is a member of the Sterling College Board of Trustees. Mr. Hanson earned a B.S. Degree in Business Administration with an emphasis in real estate finance from the University of Southern California.

Effective August 8, 2006, Steven S. Fradin was appointed as our chief accounting officer. Mr. Fradin is responsible for all areas of finance, including accounting and financial reporting. Mr. Fradin has served as financial reporting manager for our Manager since June 2006. From May 2005 to April 2006, Mr. Fradin served as Corporate Controller for Collectors Universe, Inc., a publicly traded company specializing in the grading and authentication of collectibles. Prior to this position, Mr. Fradin served as Corporate Controller from October 2001 to April 2005 for RBF Consulting, a civil engineering firm that provides engineering, planning, design and construction management for public and private sector projects throughout the western United States and internationally. Mr. Fradin is a Certified Public Accountant and received his B.A. Degree in Business Administration with a concentration in Accounting from California State University, Fullerton.

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

The table below presents, as of June 30, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt — principal payments	$—	$5,000,000	$—	$—	$—	$47,000,000	$52,000,000
Average interest rate on maturing debt	—	10.00%	—	—	—	5.77%	6.18%
Variable rate debt — principal payments	$—	$5,500,000	$26,493,000	$—	$—	$—	$31,993,000
Average interest rate on maturing debt (based on rates in effect as of June 30, 2006)	—	8.11%	8.32%	—	—	—	8.28%

The weighted-average interest rate of our mortgage debt as of June 30, 2006 was 6.98% per annum. As of June 30, 2006, our mortgage debt consisted of $52,000,000, or 61.9%, of the total debt at a fixed interest rate of 6.18% per annum and $31,993,000, or 38.1%, of the total debt at a variable interest rate of 8.28% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2006, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $160,000 or less than 6.1%.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission, or the SEC rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our chief accounting officer and our Manager’s Board of Managers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report is a certification of our chief executive officer, and our chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

During the period covered by this Quarterly report, we conducted an evaluation under the supervision and with the participation of our management, including our chief executive officer and our chief accounting officer, together with our Manager’s Board of Managers, which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended).

Pursuant to the Evaluation, our chief executive officer and chief accounting officer concludes as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified by the SEC.

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS No. 5, Accounting for Contingencies

Prior Performance Tables

In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect was an aggregate overstatement of $1,730,000 attributable to our Manager’s private real estate programs; and an aggregate understatement of $1,405,000 attributable to our Manager’s private notes programs, resulting in a total net overstatement of approximately $325,000.

The Board of Managers has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a more detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed as Appendix A to Amendment No. 7 to our Registration Statement on Form 10, filed on August 8, 2006.

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

  Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make cash distributions to our unit holders.

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to renew our insurance premiums at our current or reasonable rates or the amount of the potential increase of such premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to make cash distributions to our unit holders.

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

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

NNN 2003 Value Fund, LLC
(Registrant)

By:	/s/ Richard T. Hutton, Jr.
Richard T. Hutton, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/ Steven S. Fradin
Steven S. Fradin
Chief Accounting Officer
(principal accounting officer)

Date: August 11, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1		Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member. (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2		Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3		Real Property Purchase Agreement, dated as of, March 27, 2006, by and between Santa Ana Arts IV, Inc. and Triple Net Properties, LLC. (included as Exhibit 10.1 to our Form 8-K filed on April 28, 2006 and incorporated herein by reference).
10.4		First Amendment to Real Property Purchase Agreement, dated as of March 30, 2006, by and between Santa Ana Arts IV, Inc. and Triple Net Properties, LLC. (included as Exhibit 10.2 to our Form 8-K filed on April 28, 2006 and incorporated herein by reference).
10.5		Assignment of Contract dated April 19, 2006 by and between Triple Net Properties, LLC, as assignor and NNN 901 Civic, LLC and NNN VF 901 Civic, LLC, as assignees (included as Exhibit 10.3 to our Form 8-K filed on April 28, 2006 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith