Form 10-Q
period 2006-09-30
NNN 2003 VALUE FUND LLC
filed 2006-11-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(714) 667-8252
(Registrant’s telephone number,including area code)

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

As of November 14, 2006, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	3
	Condensed Consolidated Statement of Unit Holders’ Equity for the Nine Months Ended September 30, 2006 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Real estate investments:
Operating properties, net	$45,559,000	$32,952,000
Land held for development	730,000	730,000
Properties held for sale, net	49,628,000	62,019,000
Investments in unconsolidated real estate	7,749,000	5,631,000

	103,666,000	101,332,000
Cash and cash equivalents	1,450,000	10,760,000
Investment in marketable securities	—	1,860,000
Accounts receivable, net	1,083,000	273,000
Accounts receivable from related parties	698,000	721,000
Restricted cash	3,269,000	4,049,000
Real estate deposits and other pre-acquisition costs	18,000	—
Identified intangible assets, net	4,981,000	5,240,000
Other assets — properties held for sale	16,612,000	17,861,000
Other assets, net	898,000	794,000
Notes receivable	2,420,000	2,300,000

Total assets	$135,095,000	$145,190,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$37,156,000	$26,415,000
Mortgage loans payable secured by properties held for sale	47,000,000	67,077,000
Accounts payable and accrued liabilities	3,469,000	3,833,000
Accounts payable due to related parties	668,000	330,000
Advances from related parties	—	1,385,000
Other liabilities — properties held for sale, net	646,000	2,242,000
Security deposits, prepaid rent and other liabilities	1,227,000	406,000

	90,166,000	101,688,000
Minority interests	901,000	1,368,000
Minority interests — properties held for sale	7,618,000	1,613,000

	8,519,000	2,981,000
Commitments and contingencies (Note 13)
Unit holders’ equity	36,410,000	40,522,000
Accumulated other comprehensive loss	—	(1,000)

Total unit holders’ equity	36,410,000	40,521,000

Total liabilities, minority interests and unit holders’ equity	$135,095,000	$145,190,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$1,172,000	$492,000	$3,381,000	$1,248,000
Expenses:
Rental expenses	936,000	339,000	2,251,000	1,076,000
General and administrative	217,000	138,000	584,000	405,000
Depreciation and amortization	962,000	161,000	2,195,000	450,000

	2,115,000	638,000	5,030,000	1,931,000
Loss before other income (expense) and discontinued operations	(943,000)	(146,000)	(1,649,000)	(683,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(977,000)	(130,000)	(2,310,000)	(574,000)
Interest and dividend income	65,000	159,000	344,000	277,000
Gain on sale of marketable securities	—	10,000	134,000	94,000
Equity in earnings (losses) and gain on sale of unconsolidated real estate	(350,000)	1,985,000	(754,000)	1,871,000
Other income	16,000	—	75,000	—
Minority interests	12,000	(286,000)	14,000	(258,000)

Income (loss) from continuing operations before discontinued operations	$(2,177,000)	$1,592,000	$(4,146,000)	$727,000
Discontinued operations:
Gain (loss) on sale of real estate	(41,000)	(4,000)	6,197,000	3,407,000
Income (loss) from discontinued operations	207,000	228,000	(909,000)	556,000

Net income (loss)	$(2,011,000)	$1,816,000	$1,142,000	$4,690,000

Comprehensive income (loss):
Net income (loss)	$(2,011,000)	$1,816,000	$1,142,000	$4,690,000
Unrealized gain (loss) on marketable securities	—	(7,000)	1,000	(17,000)

Comprehensive income (loss):	$(2,011,000)	$1,809,000	$1,143,000	$4,673,000

Net income (loss) per unit:
Continuing operations — basic and diluted	$(218.36)	$159.20	$(415.56)	$72.70
Discontinued operations — basic and diluted	16.65	22.40	530.02	396.30

Total net income (loss) per unit — basic and diluted	$(201.71)	$181.60	$114.46	$469.00

Weighted average number of units outstanding — basic and diluted	9,970	10,000	9,977	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 (Unaudited)

	Number of Units	Total

BALANCE — December 31, 2005	10,000	$40,521,000
Units repurchased	(30)	(134,000)
Distributions	—	(5,120,000)
Net income	—	1,142,000
Unrealized gain on marketable securities	—	1,000

BALANCE — September 30, 2006	9,970	$36,410,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,142,000	$4,690,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on sale of real estate	(6,197,000)	(3,407,000)
Gain on sale of marketable securities	(134,000)	(94,000)
Depreciation and amortization (including deferred financing costs, deferred rent and above market leases)	2,221,000	1,586,000
Distributions received in excess of earnings (losses) from investments in unconsolidated real estate	869,000	(1,106,000)
Minority interests	1,404,000	355,000
Provision for doubtful accounts	114,000	4,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(950,000)	180,000
Other assets	(184,000)	(548,000)
Accounts payable and accrued liabilities, including payables to related parties	954,000	(94,000)
Security deposits, prepaid rent and other liabilities	39,000	(523,000)

Net cash (used in) provided by operating activities	(722,000)	1,043,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate operating properties	(14,810,000)	(32,359,000)
Acquisition of investments in unconsolidated real estate	(2,657,000)	(810,000)
Proceeds from sale of real estate operating properties	22,354,000	25,273,000
Proceeds from sale of unconsolidated real estate	—	7,158,000
Capital expenditures	(1,261,000)	(3,735,000)
Purchase of marketable securities	(2,441,000)	(6,996,000)
Proceeds from sale of marketable securities	4,436,000	4,822,000
Restricted cash	877,000	214,000
Real estate deposits and other pre-acquisition costs	(18,000)	(25,000)

Net cash provided by (used in) investing activities	6,480,000	(6,458,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgages payable and other debt	10,741,000	34,067,000
Principal repayments on mortgages payable and other debt	(20,077,000)	(24,940,000)
Principal repayments on related party borrowings	(2,245,000)	—
Minority interests contributions	4,778,000	—
Minority interests distributions	(3,011,000)	(1,371,000)
Payment of deferred financing costs	—	(583,000)
Distributions	(5,120,000)	(2,622,000)
Issuance of member units, net of offering costs	(134,000)	—

Net cash (used in) provided by financing activities	(15,068,000)	4,551,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,310,000)	(864,000)
CASH AND CASH EQUIVALENTS — beginning of period	10,760,000	9,896,000

CASH AND CASH EQUIVALENTS — end of period	$1,450,000	$9,032,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,444,000	$842,000

NONCASH INVESTING ACTIVITIES
Accrual for tenant improvements and capital expenditures	$47,000	$599,000

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties and investments in unconsolidated real estate
Increase in intangible assets less intangible liabilities of acquisitions and dispositions	$1,496,000	$227,000

Restricted cash	$97,000	$305,000

Other assets	$18,000	$(82,000)

Accrued expenses and security deposits	$—	$(204,000)

Minority interests contributions	$163,000	$—

Notes receivable	$—	$2,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

We were organized on September 19, 2003 as NNN 2003 Value Fund, LLC under the laws of the state of Delaware. The use of the words “we,” “us” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

We were formed to purchase, own, operate and subsequently sell all or a portion of a number of unspecified “value added” properties. As of September 30, 2006, we have interests in nine properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 956,000 square feet, one consolidated interest in a land parcel for development and three unconsolidated interests in office properties aggregating a total GLA of 1,140,000 square feet. As of September 30, 2006, 64.2% of the total GLA of our consolidated properties was leased.

We are managed by Triple Net Properties, LLC, or our Manager, pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. As of September 30, 2006, our officers, Anthony W. Thompson, the chief executive officer and chairman of our Manager, members of our Manager’s board of managers, or the Board of Managers, and key executives of our Manager collectively own approximately 51.1% of our Manager. Richard T. Hutton, Jr., our chief executive officer, serves as a member of the Board of Managers and as our Manager’s executive vice-president and chief investment officer. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties, without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement. As of September 30, 2006, Realty is 75.0% owned by Anthony W. Thompson and 25.0% owned by Louis J. Rogers, president of our Manager.

2.	Summary of Significant Accounting Policies

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statements of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, we report our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our condensed consolidated balance sheet. We report our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings (losses) of unconsolidated real estate” on our condensed consolidated statement of operations and comprehensive income (loss).

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

3.	Investments in Real Estate

Operating Properties

Our consolidated properties consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

Buildings and tenant improvements	$37,694,000	$26,289,000
Land	9,483,000	7,389,000

	47,177,000	33,678,000
Less: accumulated depreciation	(1,618,000)	(726,000)

	$45,559,000	$32,952,000

Depreciation expense was $366,000 and $950,000 for the three and nine months ended September 30, 2006, respectively, and $100,000 and $276,000 for the three and nine months ended September 30, 2005, respectively.

2006 Acquisition of Consolidated Property

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic Center Drive building, a four-story office building with 99,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for a total purchase price of $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Of the total purchase price, $7,493,000 was from the net proceeds of our previous sale of Southwood Tower, of which funds should qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Realty was paid a real estate acquisition fee (previously referred to in our filings with the SEC as real estate commissions payable to Realty for acquisitions) of $300,000, or 2.0% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the terms of an agreement between our Manager and Realty, or the Realty — Triple Net Agreement. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated broker.

2006 Acquisition of Unconsolidated Property

On July 3, 2006, we purchased a 14.8% interest in Chase Tower, a twenty-one story office building of 389,000 square feet of GLA located in Austin, Texas from NNN Chase Tower, LLC, an entity also managed by our Manager, for a purchase price of $10,279,000. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned by Opportunity Fund VIII, an entity also managed by our Manager, NNN Chase Tower, LLC, and an unaffiliated third party, respectively. Our purchase was financed with a secured loan from MMA Realty Capital, LLC for $8,100,000, due June 30, 2009, which bears interest at the one-month LIBOR plus 300 basis points (8.32% at October 2, 2006) requiring interest-only payments. The initial term of the loan is three years and contains two, one-year options provided that the loan is in good standing and meets certain debt service coverage ratio requirements. Realty did not receive an acquisition fee from the acquisition of our interest in the property.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2006 Dispositions of Consolidated Properties

Oakey Building — Las Vegas, Nevada

On January 24, 2006, we sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.5%, to Trans-Aero Land & Development Company, or the buyer, an unaffiliated third party for $22,250,000. The sale resulted in a net gain of $5,543,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the buyer on a monthly basis over time; we expect to receive approximately $23,000 back from this escrow deposit. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty — Triple Net Agreement. Real estate commissions of $668,000, or 3.0% of the total sales price, were paid to unaffiliated brokers. The minority interest holders of the property paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

3500 Maple — Dallas, Texas (partial sales)

On February 10, 2006 and June 13, 2006, we sold 14.0% and 21.5%, respectively, of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $23,786,000 to NNN 3500 Maple, LLC, an entity also managed by our Manager, or the buyer, resulting in a net gain of $475,000. In connection with our sale of the property, the buyer assumed $16,686,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $4,019,000 was reimbursed to us for the mezzanine debt that was previously paid off; (ii) $530,000 was held by us as an amount payable to the 3500 Maple property; and (iii) $398,000 was passed through to Realty on behalf of the buyer for its acquisition fees owed to Realty, of which 75.0% was passed through to our Manager pursuant to the terms of the Realty — Triple Net Agreement. As a result of this sale, our interest in the property decreased from 99.0% to 63.5%. See Note 18, Subsequent Events for a further discussion regarding additional sales of our interest in the 3500 Maple property.

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of September 30, 2006 and December 31, 2005:

		Ownership	September 30,	December 31,
Description	Location	Percentage	2006	2005

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,543,000	$2,638,000
Chase Tower	Austin, TX	14.8	2,302,000	—
Executive Center II & III	Austin, TX	41.1	2,904,000	2,993,000

Total			$7,749,000	$5,631,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	September 30,	December 31,
	2006	2005

Balance Sheet Data:
Assets (primarily real estate)	$169,735,000	$87,238,000

Mortgage loans and other debt payable	$106,573,000	$50,851,000
Other liabilities	18,118,000	6,614,000
Equity	45,044,000	29,773,000

Total liabilities and equity	$169,735,000	$87,238,000

Our share of equity	$7,749,000	$5,631,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$5,795,000	$16,698,000	$12,895,000	$33,080,000
Rental and other expenses	7,476,000	15,631,000	15,508,000	33,100,000

Net income (loss)	$(1,681,000)	$1,067,000	$(2,613,000)	$(20,000)

Equity in losses of unconsolidated real estate	$(350,000)	$(7,000)	$(759,000)	$(121,000)
Gain on sale of unconsolidated real estate	—	1,992,000	5,000	1,992,000

Equity in losses and gain on sale of unconsolidated real estate	$(350,000)	$1,985,000	$(754,000)	$1,871,000

Effective May 1, 2005, our Manager suspended distributions at Executive Center II & III, of which we owned a 38.1% interest, due to the modification of a significant tenant lease at the property resulting in reduced revenues. On October 13, 2005, we bought a 3.0% tenant-in-common, or TIC, interest in Executive Center II & III from an existing unaffiliated TIC for $441,000. As a result of this purchase, we increased our effective ownership in the property from 38.1% to 41.1%.

On January 12, 2006, we converted our 76.8% membership interest in NNN Executive Center, LLC into a 38.1% TIC interest in the Executive Center II & III property, which was our effective ownership in the underlying property through NNN Executive Center, LLC before the conversion. As a result of this transaction, we no longer consolidate NNN Executive Center, LLC. Due to this deconsolidation, our investment in unconsolidated real estate increased by approximately $496,000, as this represents our historical equity basis in the property. The assets and liabilities of NNN Executive Center, LLC, including cash of $157,000, were removed from our investments in unconsolidated real estate and are now accounted for in our historical equity basis in the property. No gain or loss was recorded as a result of this transaction. This conversion, together with the purchase on October 13, 2005, mentioned above, brought our current effective ownership in the property to 41.1%.

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

On May 17, 2006, we liquidated our marketable equity securities account. Sales of equity securities resulted in realized gains of $0 and $156,000 for the three and nine months ended September 30, 2006, respectively, and realized losses of $0 and $22,000 for the three and nine months ended September 30, 2006, respectively. Sales of equity securities resulted in realized gains of $10,000 and $129,000 for the three and nine months ended September 30, 2005, respectively, and realized losses of $0 and $35,000 for the three and nine months ended September 30, 2005, respectively.

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	September 30,	December 31,
	2006	2005

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $1,568,000 and $800,000 as of September 30, 2006 and December 31, 2005, respectively (with a weighted average life of 35 months, 53 months, and 62 months for in-place leases, above market leases, and tenant relationships, respectively, as of September 30, 2006 and a weighted-average life of 50 months, 57 months, and 96 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2005)	$4,981,000	$5,240,000

Amortization expense was $845,000 and $1,757,000 for the three and nine months ended September 30, 2006, respectively, and $111,000 and $311,000 for the three and nine months ended September 30, 2005, respectively.

6.	Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2006	2005

Deferred rent receivable	$273,000	$158,000
Deferred financing costs, net of accumulated amortization of $274,000 and $92,000 as of September 30, 2006 and December 31, 2005, respectively	419,000	331,000
Lease commissions, net of accumulated amortization of $33,000 and $10,000 as of September 30, 2006 and December 31, 2005, respectively	183,000	158,000
Prepaid expenses, deposits and other	23,000	147,000

Total other assets	$898,000	$794,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the sale of Financial Plaza. On February 6, 2006, we executed a new note with the buyer of Financial Plaza, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of September 30, 2006 was $2,420,000. The Modified Note is secured by the property and bears interest at a fixed rate of 8.00% per annum. The Modified Note requires monthly interest-only payments to us with all unpaid principal and

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the property securing the Modified Note. The Modified Note is personally guaranteed by the buyer of Financial Plaza.

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans secured by properties, including properties held for sale, of $84,156,000 and $93,492,000 as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the effective interest rates on mortgage loans ranged from 5.77% to 13.33% per annum and the weighted-average effective interest rate was 7.07% and 6.85% per annum, respectively. The loans mature at various dates through January 2016. As of September 30, 2006, none of our mortgage loans have monthly principal payments.

On January 24, 2006, we sold the Oakey Building. In connection with the sale, the mortgage loan payable balance of $8,757,000 was paid in full.

On May 12, 2006, we encumbered the 901 Civic Center Drive building with two loans from LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $10,000,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $1,500,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate plus 5.75% or LIBOR plus 8.00%, requiring interest-only payments. Both of the loans have two, one-year extension options, provided that the loans are in good standing and meet certain debt service coverage ratio requirements. We are responsible for meeting certain financial covenants while the loans are outstanding. Concurrently, with entering into these loan agreements, we entered into a two-year swap agreement fixing the LIBOR at 5.40% on the current combined outstanding loan balance of $10,550,000, which is net of holdback amounts for future leasing costs. On May 18, 2006, the proceeds from these loans were used to repay the mezzanine loan of $11,320,000 on the 3500 Maple property.

Our consolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, we were in compliance with all such covenants.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the three and nine months ended September 30, 2006, we borrowed $0 and $1,925,000, respectively, and repaid $0 and $1,925,000, respectively, on margin. We had no borrowings or repayments for the three and nine months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, we had no margin liabilities outstanding.

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in our condensed consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interest expense in our condensed consolidated statement of operations and comprehensive income (loss) in the period of change.

The following table lists the derivative financial instruments held by us as of September 30, 2006:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(57,000)	SWAP	05/12/2008

We recorded $72,000 and $62,000 to interest expense, related to the change in the swap fair value, for the three and nine months ended September 30, 2006, respectively. There were no derivative instruments outstanding as of December 31, 2005.

10.	Minority Interests

Minority interests, including property held for sale, relate to the interests in the following consolidated limited liability companies and property with TIC ownerships interests that are not wholly owned by us as of September 30, 2006:

	Date	Minority
Entity	Acquired	Interests

Oakey Building, LLC	04/02/04	24.5%
NNN Enterprise Way, LLC	05/07/04	26.7%
3500 Maple — Other TIC members	12/27/05	36.5%
901 Civic Center Drive — NNN 901 Civic Center, LLC	04/24/06	3.1%

11.	Unit Holders’ Equity

We have three classes of units with different rights with respect to distributions. As of September 30, 2006, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. On March 9, 2006, we repurchased 30 Class B units for $134,000, which approximated the net proceeds we originally received (after offering costs) from the original issuance.

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

During the nine months ended September 30, 2006 and 2005, distributions of $513.18 and $263.88 per unit, respectively, were declared, aggregating approximately $5,120,000 and $2,622,000, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

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

Pursuant to the Operating Agreement and the Management Agreement, Realty and/or our Manager are entitled to receive the payments and fees described below:

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. We incurred management fees to Realty in the amount of $205,000 and $518,000 for the three and nine months ended September 30, 2006, respectively, and $39,000 and $213,000 for the three and nine months ended September 30, 2005, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real Estate Acquisition Fee

We pay Realty a real estate acquisition fee (previously referred to in our filings with the SEC as real estate commissions payable to Realty for acquisitions) equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to a third-party sales broker. We incurred real estate acquisition fees to Realty in the amount of $0 and $300,000 for the three and nine months ended September 30, 2006, respectively, and $579,000 and $829,000 for the three and nine months ended September 30, 2005, respectively, of which 75.0% was passed through to our Manager pursuant to the
Realty-Triple Net Agreement.

Real Estate Disposition Fee

We pay Realty a real estate disposition fee of up to 5.0% of the gross sales price of a property. We incurred real estate disposition fees to Realty in the amount of $0 and $500,000 for the three and nine months ended September 30, 2006, respectively, and $0 and $475,000 for the three and nine months ended September 30, 2005, respectively, of which 75.0% were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. We incurred leasing commissions to Realty in the amount of $98,000 and $109,000 for the three and nine months ended September 30, 2006, respectively, and $679,000 and $746,000 for the three and nine months ended September 30, 2005, respectively, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our Manager for such services in the amount of $16,000 and $46,000 for the three and nine months ended September 30, 2006, respectively, and $7,000 and $32,000 for the three and nine months ended September 30, 2005, respectively.

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

The following unconsolidated properties have outstanding unsecured notes due to Cunningham as of September 30, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Advances from Related Parties

As of December 31, 2005, the 3500 Maple property had an outstanding unsecured non-interest bearing advance in the amount of $1,385,000 due to our Manager. On February 3, 2006, the 3500 Maple property repaid this advance in full.

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

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

The Board of Managers has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed as Appendix A to Amendment No. 7 to our Registration Statement on Form 10 (File No. 000-51295), filed on August 8, 2006.

Litigation

Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our financial condition, results of operations or cash flows. We may be a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other

Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties were $106,573,000 and $50,851,000 as of September 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $17,765,000 and $9,300,000 as of September 30, 2006 and December 31, 2005, respectively.

		Mortgage and Other	NNN 2003	Mortgage and Other	NNN 2003
		Debt Balance as of	Value Fund,	Debt Balance as of	Value Fund,
	Ownership	September 30,	LLC’s Portion	December 31,	LLC’s Portion
Property	Percentage	2006	of Debt	2005	of Debt

Enterprise Technology Center	8.5%	$35,108,000	$2,984,000	$35,580,000	$3,024,000
Chase Tower	14.8	55,476,000	8,210,000	—	—
Executive Center II & III	41.1	15,989,000	6,571,000	15,271,000	6,276,000

Total		$106,573,000	$17,765,000	$50,851,000	$9,300,000

On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50% or LIBOR plus 2.25% (7.58% at September 30, 2006), requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60% (12.93% at September 30, 2006), requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance.

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, we were in compliance with all such covenants or have obtained waivers in any instances of non-compliance.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2006, we had interests in three consolidated properties located in Texas which accounted for 76.6% of our total revenue, one consolidated property located in Oregon which accounted for 10.8% of our total revenue, and one consolidated property located in California which accounted for 12.5% of our total revenue. These revenues are based on contractual base rent from leases in effect as of September 30, 2006. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

For the nine months ended September 30, 2006, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2006 Annual	2006 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Heritage Capital Corporation	$1,444,000	13.8%	3500 Maple	69,000	06/30/15

*	Annualized rental income based on contractual base rent from leases in effect as of September 30, 2006.

For the nine months ended September 30, 2005, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental income, as follows:

		Percentage of			Lease
	2005 Annual	2005 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Administaff Services, LP	$1,012,000	20.3%	Interwood	52,000	9/30/14
Westwood College of Technology	763,000	15.3	Executive Center I	44,000	1/31/13
Veritas Software Global, LLC	653,000	13.1	Woodside	24,000	8/31/06

*	Annualized rental income based on contractual base rent from leases in effect as of September 30, 2005.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the net income (loss) and the net gain (loss) on dispositions of operating properties sold as of September 30, 2006 or classified as held for sale as of September 30, 2006 are reflected in our condensed consolidated statement of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2006 and 2005, discontinued operations included the net income (loss) of four properties sold in their entirety and one property partially sold with the remaining interest held for sale as of September 30, 2006.

Property	Date Purchased	Date Approved for Sale	Date Sold

3500 Maple Building	December 27, 2005	December 27, 2005	14.0% sold on February 10, 2006 21.5% sold on June 13, 2006*
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006
Southwood Tower	October 27, 2004	June 1, 2005	December 19, 2005
Financial Plaza	October 29, 2004	January 15, 2005	April 13, 2005
Satellite Place	November 29, 2004	December 17, 2004	February 24, 2005

*	See Note 18, Subsequent Events for a further discussion regarding additional sales of our interest in the 3500 Maple property.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$2,513,000	$472,000	$7,321,000	$2,894,000
Rental expenses	(1,396,000)	(170,000)	(4,164,000)	(1,209,000)
Depreciation and amortization	(117,000)	(37,000)	(140,000)	(738,000)

Income before other expense	1,000,000	265,000	3,017,000	947,000
Interest income (expense)	(694,000)	18,000	(2,508,000)	(294,000)
Minority interests	(99,000)	(55,000)	(1,418,000)	(97,000)

Income (loss) from discontinued operations	207,000	228,000	(909,000)	556,000
Gain (loss) on sale of real estate	(41,000)	(4,000)	6,197,000	3,407,000

Income from discontinued operations	$166,000	$224,000	$5,288,000	$3,963,000

A summary of the properties held for sale balance sheet information is as follows:

	September 30,	December 31,
	2006	2005

Operating properties, net of accumulated depreciation of $0 and $139,000 as of September 30, 2006 and December 31, 2005, respectively	$49,628,000	$62,019,000
Identified intangible assets, net of accumulated amortization of $0 as of September 30, 2006 and December 31, 2005	15,488,000	15,622,000
Lease commissions, net of accumulated amortization of $1,000 and $39,000 as of September 30, 2006 and December 31, 2005, respectively	61,000	658,000
Loan fees, net of accumulated amortization of $27,000 and $53,000 as of September 30, 2006 and December 31, 2005, respectively	328,000	730,000
Other assets	735,000	851,000

Total assets	$66,240,000	$79,880,000

Mortgage loans payable	$47,000,000	$67,077,000
Security deposits, prepaid rent and other liabilities	646,000	2,242,000

Total liabilities	$47,646,000	$69,319,000

Minority interests	$7,618,000	$1,613,000

16.	Per Unit Data

We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit is computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of September 30, 2006 and 2005.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Net income (loss) per unit is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income (loss) from continuing operations	$(2,177,000)	$1,592,000	$(4,146,000)	$727,000
Income from discontinued operations	166,000	224,000	5,288,000	3,963,000

Net income (loss)	$(2,011,000)	$1,816,000	$1,142,000	$4,690,000

Net income (loss) per unit:
Continuing operations — basic and diluted	$(218.36)	$159.20	$(415.56)	$72.70
Discontinued operations — basic and diluted	16.65	22.40	530.02	396.30

Total net income (loss) per unit — basic and diluted	$(201.71)	$181.60	$114.46	$469.00

Weighted average number of units outstanding — basic and diluted	9,970	10,000	9,977	10,000

17.	Business Combinations

During the nine months ended September 30, 2006, we completed the acquisition of 901 Civic Center Drive, a consolidated property, thereby adding a total of 99,000 square feet of GLA to our property portfolio. The purchase price, which was paid in cash, was $14,700,000. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above or below market leases. During 2006, we allocated and recorded $1,620,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Our results of operations include the combined results of 901 Civic Center Drive from April 24, 2006 through September 30, 2006. In addition, we acquired an unconsolidated property and sold one consolidated property during the nine months ended September 30, 2006.

During the nine months ended September 30, 2005, we completed the acquisition of two consolidated properties, thereby adding a total of 273,000 square feet of GLA to our property portfolio. The aggregate purchase price of the properties was $30,862,000, of which $21,415,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above or below market leases. During 2005, we allocated and recorded $4,569,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Our results of operations include the combined results of the acquired properties from their respective dates of acquisitions through September 30, 2005. In addition, we disposed of two consolidated properties during the nine months ended September 30, 2005.

Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2005, pro forma revenues, net loss and net loss per diluted unit would have been $3,883,000, $(3,997,000) and $(400.62), respectively, for the nine months ended September 30, 2006; and $3,909,000, $(273,000) and $(27.30), respectively, for the nine months ended September 30, 2005. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18.	Subsequent Events

On October 16, 2006 and October 31, 2006, we sold 53.7% and 9.8%, respectively, of our remaining interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $42,544,000 to NNN 3500 Maple, LLC, an entity also managed by our Manager, or the buyer, resulting in an estimated net gain of $811,000. In connection with our sale of the property, the buyer assumed $29,844,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $7,188,000 was reimbursed to us for the mezzanine debt that was previously paid off; (ii) $628,000 was held by us as amount payable to the 3500 Maple property; and (iii) $711,000 was passed through to Realty on behalf of the buyer for its acquisition fees owed to Realty.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2006 and December 31, 2005, together with our results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, and cash flows for the nine months ended September 30, 2006 and 2005, respectively.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, and policies and guidelines applicable to us; our ongoing relationship with Triple Net Properties, LLC, or our Manager; and litigation, including, without limitation, the Securities and Exchange Commission, or the SEC, investigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

As of September 30, 2006, we have interests in nine properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 956,000 square feet, one consolidated interest in a land parcel for development and three unconsolidated interests in office properties aggregating a total GLA of 1,140,000 square feet. As of September 30, 2006, 64.2% of the total GLA of our consolidated properties was leased.

We are managed by Triple Net Properties, LLC, or our Manager, pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. As of September 30, 2006, our officers, Anthony W. Thompson, the chief executive officer and chairman of our Manager, members of our Manager’s board of managers, or the Board of Managers, and key executives of our Manager collectively own approximately 51.1% of our Manager. Richard T. Hutton, Jr., our chief executive officer, serves as a member of the Board of Managers and as our Manager’s executive vice-president and chief investment officer. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, which serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or ten years from acquisition. Realty may be terminated with respect to any of our properties, without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement. As of September 30, 2006, Realty is 75.0% owned by Anthony W. Thompson and 25.0% owned by Louis J. Rogers, president of our Manager.

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

2006 Acquisition of Consolidated Property

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic Center Drive building, a four-story office building with 99,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for a total purchase price of $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Of the total purchase price, $7,493,000 was from the net proceeds of our previous sale of Southwood Tower, of which funds should qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Realty was paid a real estate acquisition fee (previously referred to in our filings with the SEC as real estate commissions payable to Realty for acquisitions) of $300,000, or 2.0% of the purchase price, of which 75.0% was passed through to our Manager pursuant to the terms of an agreement between our Manager and Realty, or the Realty — Triple Net Agreement. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated broker.

2006 Acquisition of Unconsolidated Property

Chase Tower — Austin Texas, California

On July 3, 2006, we purchased a 14.8% interest in Chase Tower, a twenty-one story office building of 389,000 square feet of GLA located in Austin, Texas from NNN Chase Tower, LLC, an entity also managed by our Manager, for a purchase price of $10,279,000. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our Manager, NNN Chase Tower, LLC, and an unaffiliated third party. Our purchase was financed with a secured loan from MMA Realty Capital, LLC for $8,100,000, due June 30, 2009, which bears interest at the one-month LIBOR plus 300 basis points (8.32% at October 2, 2006) requiring interest-only payments. The initial term of the loan is three years and contains two, one-year options provided that the loan is in good standing and meets certain debt service coverage ratio requirements. Realty did not receive an acquisition fee from the acquisition of our interests in the property.

2006 Dispositions of Consolidated Properties

We sold our interest in the following properties during 2006:

Oakey Building — Las Vegas, Nevada

On January 24, 2006, we sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.5%, to Trans-Aero Land & Development Company, an unaffiliated third party for $22,250,000. The sale resulted in a net gain of $5,543,000. A rent guaranty of $1,424,000 was held in escrow and will be paid to the buyer on a monthly basis over time; we expect to receive approximately $23,000 back from this escrow deposit. A property disposition fee of $500,000, or 2.2% of the total sales price, was paid to Realty, of which 75.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. Real estate commissions of $668,000, or 3.0% of the total sales price were paid, to unaffiliated brokers. The minority interest holders paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

3500 Maple — Dallas, Texas (partial sales)

On February 10, 2006 and June 13, 2006, we sold 14.0% and 21.5%, respectively, of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $23,786,000 to NNN 3500 Maple, LLC, an entity also managed by our Manager, or the buyer, resulting in a net gain of $475,000. In connection with our sale of the property, the buyer assumed $16,686,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $4,019,000 was reimbursed to us for the mezzanine debt that was previously paid off; (ii) $530,000 was held by us as an amount payable to the 3500 Maple property; and (iii) $398,000 was passed through to Realty on behalf of the buyer for its acquisition fees owed to Realty, of which 75.0% was passed through to our Manager pursuant to the terms of the Realty — Triple Net Agreement. As a result of this sale, our interest in the property decreased from 99.0% to 63.5%. See Subsequent Events for a further discussion regarding additional sales of our interest in the 3500 Maple property.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN No. 48 on January 1, 2007. We are evaluating FIN No. 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statements of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 on January 1, 2007. We do not expect that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

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

Scheduled Lease Expirations

As of September 30, 2006, our consolidated properties were 64.2% leased to 50 tenants. 0.3% of the GLA expires during the remainder of 2006. Our leasing strategy for 2006 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2006, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all tenant related intangible assets.

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

Results of Operations

Operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because of the significant property acquisitions and dispositions during the three and nine months ended September 30, 2006 and 2005, the comparability of the financial data from period to period is limited.

Comparison of the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended				Nine Months Ended
	September 30,			Percent	September 30,			Percent
	2006	2005	Change	Change	2006	2005	Change	Change

Revenues:
Rental income	$1,172,000	$492,000	$680,000	138.2%	$3,381,000	$1,248,000	$2,133,000	170.9%
Expenses:
Rental expenses	936,000	339,000	597,000	176.1	2,251,000	1,076,000	1,175,000	109.2
General and administrative	217,000	138,000	79,000	57.2	584,000	405,000	179,000	44.2
Depreciation and amortization	962,000	161,000	801,000	497.5	2,195,000	450,000	1,745,000	387.8

	2,115,000	638,000	1,477,000	231.5	5,030,000	1,931,000	3,099,000	160.5
Loss before other income (expense) and discontinued operations	(943,000)	(146,000)	(797,000)	545.9	(1,649,000)	(683,000)	(966,000)	141.4
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(977,000)	(130,000)	(847,000)	651.5	(2,310,000)	(574,000)	(1,736,000)	302.4
Interest and dividend income	65,000	159,000	(94,000)	(59.1)	344,000	277,000	67,000	24.2
Gain on sale of Marketable securities	—	10,000	(10,000)	(100.0)	134,000	94,000	40,000	42.6
Equity in earnings (losses) and gain on sale of unconsolidated real estate	(350,000)	1,985,000	(2,335,000)	(117.6)	(754,000)	1,871,000	(2,625,000)	(140.3)
Other income	16,000	—	16,000	—	75,000	—	75,000	—
Minority interests	12,000	(286,000)	298,000	(104.2)	14,000	(258,000)	272,000	(105.4)

Income (loss) from continuing operations before discontinued operations	$(2,177,000)	$1,592,000	$(3,769,000)	(236.7)	$(4,146,000)	$727,000	$(4,873,000)	(670.3)
Discontinued operations:
Gain (loss) on sale of real estate	(41,000)	(4,000)	(37,000)	925.0	6,197,000	3,407,000	2,790,000	81.9
Income (loss) from discontinued operations	207,000	228,000	(21,000)	(9.2)	(909,000)	556,000	(1,465,000)	(263.5)

	166,000	224,000	(58,000)	(25.9)	5,288,000	3,963,000	1,325,000	33.4

Net income (loss)	$(2,011,000)	$1,816,000	$(3,827,000)	(210.7)%	$1,142,000	$4,690,000	$(3,548,000)	(75.7)%

Rental income increased $680,000, or 138.2%, to $1,172,000 and $2,133,000, or 170.9% to $3,381,000, during the three and nine months ended September 30, 2006, respectively, compared to the same periods of the prior year. The increases were primarily attributable to the acquisitions of the Woodside property on September 30, 2005, which accounted for $334,000, or 49.1%, and $1,430,000, or 67.0%, of the increase during the three and nine months ended September 30, 2006, respectively, and the 901 Civic Center Drive property on April 24, 2006, which accounted for $381,000, or 56.0%, and $637,000, or 29.9%, of the increase during the three and nine months ended September 30, 2006, respectively, offset by a decrease of $24,000 or 3.5% in Executive Center I.

Rental expenses increased $597,000, or 176.1%, to $936,000, and $1,175,000, or 109.2%, to $2,251,000, during the three and nine months ended September 30, 2006, respectively, compared to the same periods of the prior year. The increases were primarily attributable to the acquisitions of the Woodside property, as mentioned above, which accounted for $232,000, or 38.9%, and $689,000, or 58.6%, of the increase during the three and nine months ended September 30, 2006, respectively, and the 901 Civic Center Drive property, as mentioned above, which accounted for $311,000, or 52.1%, and $438,000, or 37.2%, of the increase during the three and nine months ended September 30, 2006, respectively.

General and administrative expenses consist primarily of third-party professional legal and accounting fees related to our SEC filings and compliance requirements. General and administrative expenses increased $79,000, or 57.2%, to $217,000 and $179,000, or 44.2%, to $584,000, during the three and nine months ended September 30, 2006, respectively, compared to the same periods of the prior year. The increase for the three months ended September 30, 2006 was primarily attributable to expenses incurred in acquiring an interest in the Chase Tower property on July 3, 2006, which accounted for $65,000 or 82.3% of the increase. The increase for the nine months ended September 30, 2006 was due to an increase in accounting fees of $131,000, or 73.2% as the result of the increased costs of SEC filings, and expenses incurred in acquiring an interest in the Chase Tower property, as discussed above, of $65,000 or 36.3%, an increase in Directors and Officers insurance premiums of $22,000 or 12.3%, offset by a decrease in printing fees of $99,000, or 55.3%.

Depreciation and amortization expense increased $801,000, or 497.5%, to $962,000, and $1,745,000, or 387.8%, to $2,195,000, during the three and nine months ended September 30, 2006, respectively, compared to the same periods of the prior year. These increases were primarily attributable to the acquisitions of the Woodside property, as mentioned above, which accounted for $598,000, or 74.7%, and $1,371,000, or 78.6%, of the increase during the three and nine months ended September 30, 2006, respectively, and the 901 Civic Center Drive property, as mentioned above, which accounted for $203,000, or 25.3%, and $341,000, or 19.5%, of the increase during the three and nine months ended September 30, 2006, respectively.

Interest expense increased $847,000, or 651.5%, to $977,000 and $1,736,000, or 302.4%, to $2,310,000, during the three and nine months ended September 30, 2006, respectively, compared to the same periods of the prior year. These increases were primarily attributable to the interest expense on the mortgage for the Woodside property, as mentioned above, which accounted for $384,000, or 45.3%, and $1,065,000, or 61.3%, of the increase during the three and nine months ended September 30, 2006, respectively, and the 901 Civic Center Drive property, as mentioned above, which accounted for $321,000, or 37.9%, and $441,000, or 25.4%, of the increase during the three and nine months ended September 30, 2006, respectively.

Interest and dividend income decreased $94,000, or 59.1%, to $65,000 during the three months ended September 30, 2006 and increased $67,000, or 24.2%, to $344,000 during the nine months ended September 30, 2006 as compared to the same periods of the prior year. The decrease for the three months ended September 30, 2006 was primarily attributable to decreases in interest income earned on our money market accounts as well as a decrease in dividend income from our investments in marketable equity securities of $80,000, or 85.1%. The increase for the nine months ended September 30, 2006 was due to interest income earned from the note receivable of $2,420,000 from the buyer of Financial Plaza, which increased by $59,000, or 88.1%.

Equity in earnings (losses) and gain on sale of unconsolidated real estate decreased by $2,335,000, or 117.6%, to a loss of $350,000 and $2,625,000, or 140.3%, to a loss of $754,000, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year. The decreases for the three and nine months ended September 30, 2006 were primarily a result of the gain on sales of the 801 K Street property on August 26, 2005 which accounted for $1,992,000, or 85.3%, and $1,992,000, or 75.9%, respectively, of the decrease, together with a decrease in our share of the operating income from the 801K Street property, which accounted for $135,000, or 5.8%, and $392,000, or 15.0%, respectively, of the decrease.

Income (loss) from discontinued operations was $207,000 and $(909,000), for the three and nine months ended September 30, 2006, respectively. For the three months ended September 30, 2006, the income was solely comprised of the net operating results of the 3500 Maple property. For the nine months ended September 30, 2006, the loss was due to the reduction of income as a result of the sale of the Southwood and Financial Plaza properties together with the Oakey building, offset slightly by the net operating results of the 3500 Maple property.

Gain (loss) on sale of real estate was $(41,000) and $6,197,000, for the three and nine months ended September 30, 2006, respectively, and was comprised of the gain on sale of our interest in the Oakey building of $5,543,000, which was sold on January 24, 2006, the gains on sale of 14.0% (sold on February 10, 2006) and 21.5% (sold on June 13, 2006) of our interests in the 3500 Maple property of $46,000 and $342,000, respectively, the deferred gain recognized at September 30, 2006 from the sale of the Southwood property of $117,000, together with additional gain recognized on the sale of the Financial Plaza property of $145,000.

As a result of the above, net income (loss) was $(2,011,000), or $(201.71) per basic and diluted unit, and $1,142,000, or $114.46 per basic and diluted unit, for the three and nine months ended September 30, 2006, respectively, compared with net income of $1,816,000, or $181.60 per basic and diluted unit, and $4,690,000, or $469.00 per basic and diluted unit, for the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources

Cash Flows

Comparison of the Nine Months Ended September 30, 2006 and 2005

Cash flows used in operating activities were $722,000 for the nine months ended September 30, 2006, a decrease of $1,765,000 as compared to the same period of the prior year. As previously mentioned, we are operating three additional properties over the same period of the prior year, which has resulted in an increase in cash paid for interest on mortgages of $3,602,000 offset by an increase in net rent received of $697,000, an increase of security deposits and prepaid rent received of $562,000, along with a decrease in payments for other assets of $364,000.

Cash flows provided by investing activities were $6,480,000 for the nine months ended September 30, 2006, an increase of $12,938,000 as compared to the same period of the prior year. The increase was a result of a reduction in the number of acquisitions of real estate properties from two properties in the prior year to one in the current year, which decreased the cash used in investing by $17,549,000, along with a decrease in the purchase of marketable securities and capital expenditures, which reduced cash used in investing by $7,029,000. These increases were offset by a decrease in the proceeds from the sales of unconsolidated real estate of $7,158,000 together with the acquisition of an interest in the Chase Tower property, resulting in an increase in cash used by investing of $1,847,000.

Cash flows used in financing activities were $15,068,000 for the nine months ended September 30, 2006, a decrease of $19,619,000 as compared to the same period of the prior year. The decrease was due to a reduction in mortgage payable borrowings of $23,326,000 as a result of a reduction in the amount of acquisitions in the current year as compared to the prior year, payoffs of related party borrowings of $2,245,000, along with increased cash distributions paid to our unit holders and minority interest stakeholders of $2,500,000 and $1,640,000, respectively, as compared to the same period in 2005. These increases were offset by $4,778,000 of minority interest contributions made by the purchasers of the combined 35.5% tenant-in-common, or TIC, interest in the 3500 Maple property, together with decreased principal payments on mortgages and other debt of $4,863,000 from the payoff of the Oakey note and the mezzanine loan on the 3500 Maple property

As a result of the above, cash and cash equivalents decreased by $7,582,000 for the nine months ended September 30, 2006 as compared to the same period of the prior year.

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of September 30, 2006 and December 31 2005, our total debt as a percentage of total capitalization was 69.8% and 68.2%, respectively.

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

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Debt Financing

Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $84,156,000 and $93,492,000 as of September 30, 2006 and December 31, 2005, respectively. Mortgage loans payable as a percentage of total capitalization increased to 69.8% as of September 30, 2006 from 68.2% as of December 31, 2005. The decrease of $9,336,000 during the nine months ended September 30, 2006 was mainly due to the pay-off of the mortgage loans payable of $8,757,000 in connection with the sale of the Oakey building.

As of September 30, 2006 and December 31, 2005, $32,156,000, or 38.2%, and $41,492,000, or 44.4%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate loans require monthly interest payments based on an average fixed rate of 6.18% per annum as of September 30, 2006. Variable interest rate loans include interest only loans, with interest rates ranging from 7.58% to 13.33% per annum as of September 30, 2006. Loans mature at various dates through January 2016.

The composition of our aggregate debt balances as of September 30, 2006 and December 31, 2005 were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005

Mortgage and other debt
Mortgage	$84,156,000	$93,492,000	7.07%	6.85%
Other debt	$—	$1,385,000	—	—
Fixed rate and variable rate Mortgage debt
Fixed rate	$52,000,000	$52,000,000	6.18%	6.18%
Variable rate	$32,156,000	$41,492,000	8.51%	7.70%

As of September 30, 2006, the interest payments on 61.8% of our debt are fixed. The remaining 38.2% of our debt is exposed to fluctuations on the one-month LIBOR rate.

The percentage of fixed rate debt to total debt at September 30, 2006 and December 31, 2005 does not take into consideration the portion of variable rate debt capped by our interest-rate swap agreements. Including the effects of the interest-rate swap agreements, we had fixed or swapped 74.3% and 55.6% of our total outstanding debt as of September 30, 2006 and December 31, 2005, respectively. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instruments held by us as of September 30, 2006:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(57,000)	SWAP	05/12/2008

As of December 31, 2005, the 3500 Maple property has an outstanding unsecured advance in the amount of $1,385,000 due to our Manager, and is presented as “Other debt” in the table above. This advance was paid in full on February 3, 2006.

On May 12, 2006, we encumbered the 901 Civic Center Drive building with two loans from LaSalle Bank National Association, or LaSalle, as follows: (i) a senior loan of $10,000,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate or LIBOR plus 2.25%, requiring interest-only payments; and (ii) a mezzanine loan of $1,500,000 due May 12, 2008, with interest payable at the borrower’s option, at a rate equal to LaSalle’s prime rate plus 5.75% or LIBOR plus 8.00%, requiring interest only payments. Both of the loans have two, one-year extension options, provided that the loans are in good standing and meet certain debt service coverage ratio requirements. We are responsible for meeting certain financial covenants while the loans are outstanding. Concurrently with entering into these loan agreements, we entered into a two-year swap agreement fixing the LIBOR rate at 5.40% on the current combined outstanding loan balance of $10,550,000, which is net of holdback amounts for future leasing costs. On May 18, 2006, the proceeds from these loans were used to repay the mezzanine loan of $11,320,000 on the 3500 Maple property.

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

We have restricted cash balances of $3,269,000 as of September 30, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $756,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, or the Buyer, for a period of five years. The Buyer will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

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

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $981,000 for the remainder of 2006. As of September 30, 2006, we had $2,513,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Effective April 15, 2005 and retroactive to January 1, 2005, our Manager reduced the base rent for Trailblazer Health Enterprise, LLC, a tenant at Executive Center II & III, of which we owned a 41.1% interest at September 30, 2006, from $18.50 per square foot to $10.00 per square foot in exchange for an early renewal and an extended lease term. The lease term was extended from December 2006 to December 2015 and provides for periodic rent increases over the term of the lease, with base rents increasing to $19.50 at the end of the lease. As of September 30, 2006, Trailblazer Health Enterprise, LLC occupied 67.0% of the GLA of Executive Center II & III. On May 1, 2005, due to the reasons described above, our Manager suspended distributions to Executive Center II & III investors, including us.

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

We presently anticipate that we will require up to approximately $981,000 for the remainder of the year ending December 31, 2006 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. As discussed above, certain of our mortgage loans payable require that we reserve cash for capital improvements and leasing costs, these lender reserves are specific to the underlying property, and cannot be used for properties other than the encumbered property; therefore, we still may incur amounts to fund these capital improvements and tenant improvements from sources other than lender reserves. We intend to incur debt to obtain funds for these purposes to the extent the reserves on deposit with the lender of $2,513,000 as of September 30, 2006, are not sufficient or cannot be used for these expenditures.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties were $106,573,000 and $50,851,000 as of September 30, 2006 and December 31, 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $17,765,000 and $9,300,000 as of September 30, 2006 and December 31, 2005, respectively.

			NNN 2003		NNN 2003
		Mortgage and Other	Value Fund,	Mortgage and Other	Value Fund,
	Ownership	Debt Balance as of	LLC’s portion	Debt Balance as of	LLC’s portion
Property	Percentage	September 30, 2006	of Debt	December 31, 2005	of Debt

Enterprise Technology Center	8.5%	$35,108,000	$2,984,000	$35,580,000	$3,024,000
Chase Tower	14.8	55,476,000	8,210,000	—	—
Executive Center II & III	41.1	15,989,000	6,571,000	15,271,000	6,276,000

Total		$106,573,000	$17,765,000	$50,851,000	$9,300,000

On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 which is due on December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50%, or LIBOR plus 2.25% (7.58% at September 30, 2006), requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 which is due on December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00%, or LIBOR plus 7.60% (12.93% at September 30, 2006), requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance.

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of September 30, 2006, we were in compliance with all such covenants or have obtained waivers from any instances of non-compliance.

Cunningham Lending Group, LLC

The following unconsolidated properties have outstanding unsecured notes due to Cunningham as of September 30, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages and other debt. As of September 30, 2006 and December 31, 2005, some of our properties including properties held for sale, were subject to existing mortgages which had an aggregate principal amount outstanding of $84,156,000 and $93,492,000, respectively. Our total debt consisted of $52,000,000, or 61.8%, and $52,000,000, or 55.6%, of fixed rate debt at a weighted-average interest rate of 6.18% per annum as of both September 30, 2006 and December 31, 2005. Of the total debt, $32,156,000, or 38.2%, and $41,492,000, or 44.4%, as of September 30, 2006 and December 31, 2005, respectively, was variable rate debt at a weighted-average interest rate of 8.51% per annum and 7.70% per annum as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the weighted-average interest rate on our outstanding mortgages was 7.07% per annum and 6.85% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of September 30, 2006. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2006)	(2007-2008)	(2009-2010)	(After 2010)	Total

Principal payments — variable rate debt	$—	$32,156,000	$—	$—	$32,156,000
Principal payments — fixed rate debt	—	5,000,000	—	47,000,000	52,000,000
Interest payments — variable rate debt (based on rate in effect at September 30, 2006)	684,000	3,601,000	—	—	4,285,000
Interest payments — fixed rate debt	803,000	5,799,000	5,424,000	13,642,000	25,668,000
Tenant improvement and lease commission obligations	49,000	—	—	—	49,000

Total	$1,536,000	$46,556,000	$5,424,000	$60,642,000	$114,158,000

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

Subsequent Events

On October 16, 2006 and October 31, 2006, we sold 53.7% and 9.8%, respectively, of our remaining interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $42,544,000 to NNN 3500 Maple, LLC, an entity also managed by our Manager, or the buyer, resulting in an estimated net gain of $811,000. In connection with our sale of the property, the buyer assumed $29,844,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $7,188,000 was reimbursed to us for the mezzanine debt that was previously paid off; (ii) $628,000 was held by us as amount payable to the 3500 Maple property; and (iii) $711,000 was passed through to Realty on behalf of the buyer for its acquisition fees owed to Realty.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, there were no material changes in the information regarding market risk that was provided in our 2005 Annual Report on Form 10-K as filed with the SEC.

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

The table below presents, as of September 30, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt — principal payments	$—	$5,000,000	$—	$—	$—	$47,000,000	$52,000,000
Average interest rate on maturing debt	—	10.00%	—	—	—	5.77%	6.18%
Variable rate debt — principal payments	$—	$5,500,000	$26,656,000	$—	$—	$—	$32,156,000
Average interest rate on maturing debt (based on rates in effect as of September 30, 2006)	—	8.33%	8.54%	—	—	—	8.51%

The weighted-average interest rate of our mortgage debt as of September 30, 2006 was 7.07% per annum. As of September 30, 2006, our mortgage debt consisted of $52,000,000, or 61.8%, of the total debt at a fixed interest rate of 6.18% per annum and $32,156,000, or 38.2%, of the total debt at a variable interest rate of 8.51% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of September 30, 2006, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $161,000 or less than 5.9%.

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

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our chief executive officer and chief accounting officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Pursuant to the Evaluation, our chief executive officer and chief accounting officer conclude that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.     .

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The use of the words “we,” “us” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Manager, advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offerings). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

The Board of Managers has reviewed issues relating to addressing these errors in the prior performance tables. In connection with this review, our Manager, working with independent outside financial consultants, prepared revised prior performance tables, or the Revised Prior Performance Tables. The Revised Prior Performance Tables correct certain information which was included in our private placement memorandum dated July 11, 2003. A detailed explanation regarding the nature of the errors and a more detailed discussion and analysis of the overstatements and differences in operating results may be found in our Revised Prior Performance Tables that were filed as Appendix A to Amendment No. 7 to our Registration Statement on Form 10 (File No. 000-51295), filed on August 8, 2006.

Litigation

Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our financial condition, results of operations or cash flows. We may be a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC, except as noted below.

The ongoing SEC investigation of Triple Net Properties could adversely impact our Manager’s ability to perform its duties to us.

On September 16, 2004, Triple Net Properties, LLC, or our Manager, learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings. The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us and conduct our business. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing programs. At this time, our Manager cannot assess the outcome of the investigation by the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN 2003 Value Fund, LLC
(Registrant)

By:	/s/ Richard T. Hutton, Jr.
Richard T. Hutton, Jr.
Chief Executive Officer
(principal executive officer)

By:	/s/ Steven S. Fradin
Steven S. Fradin
Chief Accounting Officer
(principal accounting officer)

Date: November 14, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

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