Form 10-K
period 2006-12-31
NNN 2003 VALUE FUND LLC
filed 2007-04-02
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51295
NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California	92705 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A LLC Membership Interests
Class B LLC Membership Interests
Class C LLC Membership Interests
(Title of Class)

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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $49,850,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of April 2, 2007, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(a Delaware limited liability company)

i

PART I

Item 1. Business.

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

OUR COMPANY

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2006, we had interests in nine properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 763,000 square feet, one consolidated interest in a land parcel for sale and three unconsolidated interests in office properties aggregating a total GLA of 1,140,000 square feet. At December 31, 2006, 52.8% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, or the Board of Directors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our Manager’s website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any unit holder upon request. We do not maintain our own website or have an address or telephone number separate from our Manager. Since we pay fees to our Manager for its services, we do not pay rent for the use of their space.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

Business Strategy

Our primary business strategy is to purchase properties with greater than average appreciation potential and realize gains upon disposition of the properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases, we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the non-invested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

Acquisition Strategies

We believe, based on our Manager’s prior real estate experience, that our Manager has the ability to identify properties capable of meeting our current investment objectives. In evaluating potential acquisitions, the primary factor we consider is the value-added investment potential of a property. We define value-added investing as investing in properties with a higher than average potential for capital appreciation by:

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

As of December 31, 2006, we had interests in nine properties, including five consolidated interests in office properties aggregating GLA of 763,000 square feet, one consolidated interest in a land parcel for sale and three unconsolidated interests in office properties aggregating a total GLA of 1,140,000 square feet. We may purchase interests in properties where the other entities are participating in tax-free exchanges arranged by our Manager. In connection with any reinvestment of sales proceeds in connection with a tax-free exchange, our Manager or its affiliates may earn acquisition fees or disposition fees. Other methods of acquiring a property may be used when advantageous.

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

As of December 31, 2006, two of our consolidated office properties are located in Texas and one in each of California, Oregon and Colorado. Our consolidated properties were 52.8% leased as of December 31, 2006.

To assist us in meeting our objectives, our Manager or its affiliates may purchase properties in their own name, assume loans in connection with the purchase of properties and temporarily hold title to such properties for the purpose of facilitating our acquisition of such property. They may also borrow money, obtain financing or complete construction of properties on our behalf. We may also acquire properties from the entities managed by our Manager. Such acquisitions must be approved by our Manager and supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by our Manager.

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

FINANCING POLICIES

As of December 31, 2006, we have financed our investments through a combination of equity as well as secured debt. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2006, we had fixed or swapped 41.8% of our outstanding debt at our consolidated properties, which limits the risk of fluctuating interest rates.

As of December 31, 2006, four of our consolidated properties were subject to existing mortgages with an aggregate principal balance of $37,186,000, consisting of $5,000,000, or 13.4%, of fixed rate debt at an interest rate of 10.00% per annum and $32,186,000, or 86.6%, of variable rate debt at a weighted-average interest rate of 8.52% per annum.

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

DISTRIBUTION POLICY

We have three classes of units with different rights with respect to distributions. As of December 31, 2006, 4,000 Class A units were issued, 3,170 Class B units were issued, and 2,800 Class C units were issued. As of December 31, 2005, 4,000 Class A units were issued, 3,200 Class B units were issued, and 2,800 Class C units were issued. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

When we dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds from the sale.

As of December 31, 2006, we hold interests in properties located in Colorado, Texas, Oregon, Nevada, California, and Utah. Other entities managed by our Manager also own property interests in some of the same regions in which we own property interests and such properties are managed by our Manager or its affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from our interests in such geographic markets.

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

Use of Hazardous Substances by Some of Our Tenants. Some of our tenants may handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our unit holders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

SIGNIFICANT TENANTS

As of December 31, 2006, four of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2006 Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

GSA-FBI	$1,035,000	17.6%	901 Civic	49,000	05/03/08
Administaff Services, LP	$1,012,000	17.2%	Interwood	52,000	09/30/14
PRC	$956,000	16.3%	Tiffany Square	96,000	05/31/13
Westwood College of Technology	$763,000	13.0%	Executive Center I	44,000	01/31/13

*	Annualized rental revenue is based on contractual base rent from leases in effect at December 31, 2006.

The loss of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

As of December 31, 2006, we had interests in two consolidated properties located in Texas which accounted for 30.2% of our total rental revenue, one consolidated property located in Oregon which accounted for 22.2% of our total rental revenue, one consolidated property located in California which accounted for 25.0% of our total rental revenue, and one consolidated property located in Colorado which accounted for 22.6% of our total rental revenue. These rental revenues are based on contractual base rent from leases in effect as of December 31, 2006. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

EMPLOYEES

We have one executive officer and no employees. Substantially all work performed for us is performed by executive officers and employees of our Manager or its affiliates.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We are in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of commercial properties. We internally evaluate all of our properties as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

RISK FACTORS

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

Our acquisition of value-added properties increases the risk of owning real estate and could adversely affect our results of operations, our ability to make distributions to our unit holders and our ability to dispose of properties in a timely manner.

Our acquisition strategy of purchasing value-added properties subjects us to even greater risks than those generally associated with investments in real estate. Value-added properties generally have some negative component, such as location in a poor economic market, significant vacancy, lower than average leasing rates or the need for capital improvements. If we are unable to take advantage of the value-added component following our acquisition of a property, we may be unable to generate adequate cash flows from that property. In addition, if we desire to sell that property, we may not be able to generate a profit or even recoup our original purchase price. As a result, our investment in value-added properties could reduce the amount of cash generated from our results of operations, our ability to make distributions to our unit holders and our ability to profitably dispose of our properties.

Distributions by us have and will in the future continue to include a return of capital.

In 2006 and 2005, 33.3% and 1.7%, respectively, of the distributions paid by us represented a return of capital, and any future distributions payable to our unit holders will include a return of capital as well as a return in excess of capital.

We could be treated as a publicly-traded partnership for U.S. federal income tax purposes.

We could be deemed to be a publicly-traded partnership for U.S. federal income tax purposes if our interests are either (i) traded on an established securities market, or (ii) readily tradable on a secondary market (or the substantial equivalent thereof). If we are treated as a publicly-traded partnership, we may be taxed as a corporation unless we meet certain requirements as to the nature of our income. In such circumstances, our income (including gains from the sale of our assets, if any) would be subject to corporate-level tax, which could reduce distributions to you. While we do not believe that we will be taxable as a corporation, we have not requested a ruling from the Internal Revenue Service, or the IRS, and there can be no assurance that the IRS will not successfully challenge our status as a partnership.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our unit holders.

Our investments are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our unit holders depend upon the ability of the tenants at our properties to generate enough income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our unit holders. These changes include, among others, the following:

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

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to our unit holders. Moreover, as of December 31, 2006, rent paid by the ten largest tenants at our consolidated properties represented 81.5% of our annualized rental revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

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

As a result of our obligation to register our securities with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are subject to Exchange Act Rules and related reporting requirements. This compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create the potential for new legal bases for administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing our risks of liability and potential sanctions.

The pending SEC investigation of our Manager could result in lawsuits or other actions against us which could negatively impact our ability to pay distributions to our unit holders.

On September 16, 2004, our Manager advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Erroneous disclosures in the prior performance tables in our private placement offering could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our Manager. Our

Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that it will be able to dispose of a property when we want or need to. Consequently, the sales price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Our portfolio lacks geographic diversity due to its limited size and the fact that as of December 31, 2006, we own properties in only five states: Texas, Oregon, Colorado, California and Utah. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from our interests in such states.

Our properties may face competition from other properties owned, operated or managed by our Manager or its affiliates.

At December 31, 2006, our Manager or its affiliates, G REIT, Inc., T REIT, Inc., NNN Apartment REIT, Inc., NNN Healthcare/Office REIT, Inc. and NNN 2002 Value Fund LLC, currently own, operate or manage properties that may compete with our properties in Texas, Oregon, Colorado, California and Utah. These properties may compete with our properties, which may affect: (i) our ability to attract and retain tenants, (ii) the rents we are able to charge, and (iii) the value of our investments in our properties. Our Manager’s or its affiliates’ interest in, operation of, or management of these other properties may create conflicts between our Manager’s fiduciary obligations to us and its fiduciary obligations to, or pecuniary interest in, these competing properties. Our Manager’s management of these properties may also limit the time and services that our Manager devotes to us because it will be providing similar services to these other properties.

Our properties depend upon the Texas economy and the demand for commercial property.

As of December 31, 2006, we had a 30.2% concentration of tenants in our Texas properties, based on aggregate annual rental income. We are susceptible to adverse developments in Texas (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Texas state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, Texas commercial property market (such as oversupply of or reduced demand for commercial property). Any adverse economic or real estate developments in Texas, or any decrease in demand for office space resulting from Texas’ regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders. We cannot assure the continued growth of the Texas economy or the national economy or our future growth rate.

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

We have acquired our interests in the Chase Tower, Enterprise Technology Center and Executive Center II & III properties through co-ownership arrangements with one or more affiliates of our Manager and/or entities that are also managed by our Manager. The terms of these co-ownership arrangements may be more favorable to the other co-owners than to our unit holders. In addition, key decisions, such as sales, refinancing and new or amended leases, must be approved by the unanimous consent of the co-owners.

Our co-ownership arrangements contain risks not present in wholly-owned properties.

Investing in properties through co-ownership arrangements, including investments held as tenant in common, or TICs, or interests in limited liability companies, subjects those investment to risks not present in a wholly-owned property, including, without limitation, the following:

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

There is currently no public market for our units. Therefore, it will likely be difficult for our unit holders to sell their units and, if our unit holders are able to sell their units, they will likely do so at a substantial discount from the price our unit holders paid.

There currently is no public market for our units. Additionally, the Operating Agreement contains restrictions on the ownership and transfer of our unit holders’ units, and these restrictions may inhibit our unit holders’ ability to sell their units. It may be difficult for our unit holders to sell their units promptly or at all. If our unit holders are able to sell their units, our unit holders may only be able to do so at a substantial discount from the price our unit holders paid.

Our success is dependent on the performance of our Manager, its executive officers and employees.

We are managed by our Manager and our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Manager, its executive officers and its employees in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Manager as well as the management of any entities or ventures in which we co-invest. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.

We rely on borrowings and other external sources of financing to partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2006, we had $37,186,000 of debt outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

We believe that we will not operate in a manner that requires us to register as an investment company under the Investment Company Act of 1940, or the Act. Investment companies subject to this Act are required to comply with a variety of substantive requirements such as requirements relating to:

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

We do not expect that we will operate in a manner that requires us to register as an investment company under the Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as investment securities, as such term is defined under this Act, and the value of such assets exceeds 40.0% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.

If we held investment securities and the value of these securities exceeded 40.0% of the value of our total assets we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and our unit holders’ investment return.

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

Conflicts of Interest

The conflicts of interest of our Manager and its executive officers with us described below may mean that we will not be managed by our Manager solely in the best interests of our unit holders.

Our Manager and its executive officers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than the interests of our unit holders.

Our Manager also advises G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. and manages other private TIC programs and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our Manager also serve as officers and directors of G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. Our Manager is a wholly-owned subsidiary of NNN Realty Advisors and Mr. Thompson and executive officers of our Manager collectively own approximately 35.0% of NNN Realty Advisors. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager and its executive officers devote to us, because they will be providing similar services to G REIT, Inc., T REIT, Inc., NNN 2002 Value Fund, LLC, NNN Apartment REIT, Inc., NNN Healthcare/Office REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Manager and its affiliates and seeking to dispose of properties at or about the same time as us.

If our Manager breaches its fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our unit holders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to unit holders as these agreements otherwise would have been.

Any existing or future agreements between us and our Manager, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our unit holders’ interests as a unit holder. For example, the Operating Agreement and the Management Agreement were not the result of arm’s length negotiations. As a result, these agreements may be relatively more favorable to the other counterparty than to us.

Item 2.	Properties.

Real Estate Investments

As of December 31, 2006, we owned five consolidated office properties located in Texas, Oregon, Colorado and California with an aggregate GLA of 763,000 square feet and a 9.05 acre land parcel located in Utah. We also owned interests in three unconsolidated office properties located in Texas and California with an aggregate GLA of 1,140,000 square feet.

The majority of the rental income from our properties consists of rent received under leases that provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs. Under the majority of our leases, we are not currently obligated to pay the tenant’s proportionate share of real estate taxes, insurance and property operating expenses up to the amount incurred during the tenant’s first year of occupancy, or Base Year, or a negotiated amount approximating the tenant’s pro rata share of real estate taxes, insurance and property operating expenses, or Expense Stop. The tenant pays their pro rata share of an increase in expenses above the Base Year or Expense Stop.

The following table presents certain additional information about our consolidated and unconsolidated properties (excluding our undeveloped land parcel) at December 31, 2006:

							% Total		Annual
						Annual	of		Rent Per
		GLA	% of	%	Date	Rent	Annual	Physical	Sq Ft
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	(1)	Rent	Occupancy	(2)

Consolidated Properties:
Executive Center I	Dallas, TX	205,000	26.8%	100.0%	12/30/2003	$763,000	13.0%	21.3%	$17.5
Interwood	Houston, TX	80,000	10.5	100.0%	1/26/2005	1,012,000	17.2	65.0	19.4
Woodside Corp Park	Beaverton, OR	195,000	25.6	100.0%	9/30/2005	1,306,000	22.2	50.2	13.4
901 Civic	Santa Ana, CA	99,000	13.0	96.9%	4/24/2006	1,468,000	25.0	70.4	21.0
Tiffany Square	Colorado Springs, CO	184,000	24.1	100.0%	11/15/2006	1,325,000	22.6	75.7	9.4

Total / Weighted Avg.		763,000	100.0%			$5,874,000	100.0%	52.8%	$14.6

Unconsolidated Properties:
Executive Center II & III	Dallas, TX	381,000		41.1%	8/1/2003	$4,388,000		82.8%	$13.9
Enterprise Technology Center	Scotts Valley, CA	370,000		8.5%	5/7/2004	8,535,000		89.5	25.7
Chase Tower	Austin, TX	389,000		14.8%	7/3/2006	2,419,000		67.6	9.2

Totals / Weighted Avg.		1,140,000				$15,342,000		79.8%	$16.2

(1)	Annualized rental income is based on contractual base rent from leases in effect at December 31, 2006.

(2)	Average annual rent per occupied square foot at December 31, 2006.

Our investments in unconsolidated real estate consist of certain investments where we have purchased a membership interest in a limited liability company that has invested in a property or a direct TIC ownership in a property. The following table presents certain additional information regarding our investments in unconsolidated properties at December 31, 2006:

		Ownership	December 31,	December 31,
Description	Location	Percentage	2006	2005
Executive Center II & III	Austin, TX	41.1%	$2,662,000	$2,993,000
Enterprise Technology Center	Scotts Valley, CA	8.5	2,528,000	2,638,000
Chase Tower	Austin, TX	14.8	2,108,000	—

Total			$7,298,000	$5,631,000

The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.

The following is a summary of our ownership information for the properties in which we own an interest as of December 31, 2006:

NNN 2003 Value Fund, LLC

The following is a summary of our ownership information for the properties in which we own less than a 100.0% interest:

901 Civic Center Ownership

The following is a summary of our relationships with entities with ownership interests in the 901 Civic Center property as of December 31, 2006.

Chase Tower Ownership

The following is a summary of our relationships with entities with ownership interests in the Chase Tower property as of December 31, 2006.

Enterprise Technology Center Ownership

The following is a summary of our relationships with entities with ownership interests in Enterprise Technology Center property as of December 31, 2006.

Executive Center II & III Ownership

The following is a summary of our relationships with entities with ownership interests in the Executive Center II & III property as of December 31, 2006.

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2006, by number, square feet, percentage of leased area, annual base rent, and percentage of annual rent.

					% of Total
		Total Sq.		Annual Rent	Annual Rent
	Number	Ft. of	% of Leased Area	Under	Represented by
	of Leases	Expiring	Represented by	Expiring	Expiring
Year Ending December 31	Expiring	Leases	Expiring Leases	Leases	Leases(1)

2007	8	14,000	3.5%	$237,000	4.0%
2008	11	76,000	19.1	1,517,000	25.8
2009	6	34,000	8.5	426,000	7.3
2010	3	16,000	4.0	247,000	4.2
2011	3	11,000	2.8	184,000	3.1
2012	1	16,000	4.0	194,000	3.3
2013	6	164,000	41.2	1,865,000	31.8
2014	2	52,000	13.1	1,012,000	17.2
2015	2	15,000	3.8	161,000	2.7
2016	—	—	—	—	—
Thereafter	—	—	—	—	—

Total	42	398,000	100.0%	$5,843,000	99.4%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2006, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Geographic Diversification/Concentration Table

The following table lists the states in which our consolidated properties and land parcel are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2006.

			Approximate	Current	Approximate % of
	No. of	Aggregate Rentable	% of Rentable	Annual Base	Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Texas	2	285,000	37.3%	$1,775,000	30.2%
Oregon	1	195,000	25.6	1,306,000	22.2
California	1	99,000	13.0	1,468,000	25.0
Colorado	1	184,000	24.1	1,325,000	22.6
Utah	1	—	—	—	—

Total	6	763,000	100.0%	$5,874,000	100.0%

Indebtedness

At December 31, 2006, we had secured mortgage loans outstanding on four of our consolidated properties, representing aggregate indebtedness in the principal amount of $37,186,000 consisting of $5,000,000, or 13.4%, of fixed rate debt at an interest rate of 10.00% per annum and $32,186,000, or 86.6%, variable rate debt at a weighted-average interest rate of 8.52% per annum. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, Note 8, Mortgage Loans Payable and Other Debt and Note 9, Derivative Financial Instruments for further discussion.

Item 3.	Legal Proceedings.

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect on our Manager’s program and aggregate portfolio operating results is: (i) an aggregate overstatement of $1,730,000 attributable to its private real estate programs; and (ii) an aggregate understatement of $1,405,000 attributable to its private notes programs, resulting in a total net overstatement of approximately $325,000 for cash generated after payment of cash distributions.

Litigation

Neither we nor our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of unit holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units.

As of December 31, 2006, there were no outstanding options or warrants to purchase, or securities convertible into units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of April 2, 2007, there were 825 unit holders of record with 324, 246 and 262 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.

Distributions

The Operating Agreement provides that Class A unit holders receive a 10.0% priority return, Class B unit holders receive a 9.0% priority return and Class C unit holders receive an 8.0% priority return.

The distributions declared per Class A unit in each quarter since January 1, 2004 are as follows:

Quarters Ended	2006	2005	2004

March 31	$338	$88	$88
June 30	$88	$88	$88
September 30	$88	$88	$88
December 31	$88	$88	$88

The distributions declared per Class B unit in each quarter since January 1, 2004 are as follows:

Quarters Ended	2006	2005	2004

March 31	$338	$88	N/A
June 30	$88	$88	$88
September 30	$88	$88	$88
December 31	$88	$88	$88

The distributions declared per Class C unit in each quarter since January 1, 2004 are as follows:

Quarters Ended	2006	2005	2004

March 31	$338	$88	N/A
June 30	$88	$88	N/A
September 30	$88	$88	$59
December 31	$88	$88	$88

In the event we cannot make the distributions from operations, we may use one of the following sources of funds to pay distributions: short-term debt; long-term debt; and proceeds from the sale of one or more of our properties.

Distribution Policy

The declaration of distributions is determined by our Manager who will determine the amount of distributions on a regular basis. The amount of distributions will depend on our actual cash flow, financial condition, capital requirements and such other factors our Manager may deem relevant.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2006.

Item 6.	Selected Financial Data.

The following sets forth our selected consolidated financial and operating information on a historical basis. The following should be read with the sections titled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto.

	December 31,
Selected Financial Data	2006	2005		2004	2003

BALANCE SHEET DATA:
Total assets	$77,056,000	$145,190,000	(1)	$67,334,000	$14,114,000
Mortgage loans payable, including properties held for sale	37,186,000	93,492,000		23,625,000	4,500,000
Unit holders’ equity	34,772,000	40,521,000		37,102,000	7,628,000
Book value per unit	$3,487.66	$4,052.10		$3,710.20	$4,042.40

				For the Period from
				June 19, 2003
				(Date of Inception)
				through
	Years Ended December 31,			December 31,
	2006	2005	2004	2003

OPERATING DATA:
Rental income	$3,742,000	$1,262,000	$653,000	$—
Rental expense	$2,599,000	$1,203,000	$1,084,000	$11,000
General and administrative expense	$754,000	$1,289,000	$339,000	$7,000
Interest expense	$2,680,000	$768,000	$638,000	$—
(Loss) income from continuing operations	$(5,361,000)	$441,000	$(2,157,000)	$(116,000)
(Loss) income from discontinued operations	$(1,314,000)	$670,000	$(145,000)	$—
Gain on sale of real estate	$7,056,000	$5,802,000	$—	$—
Net income (loss)	$381,000	$6,913,000	$(2,302,000)	$(116,000)
Net (loss) income per unit:
Continuing operations - basic and diluted(2)	$(537.39)	$44.10	$(350.28)	$(178.74)
Discontinued operations - basic and diluted(2)	575.58	647.20	(23.54)	—

Net income (loss) per unit - basic and diluted(2)	$38.19	$691.30	$(373.82)	$(178.74)

Distributions paid	$5,997,000	$3,493,000	$1,908,000	$35,000
Distributions per common unit(2)	$600.49	$349.30	$309.84	$53.93
Weighted-average number of units outstanding - basic and diluted(2)	9,976	10,000	6,158	649
OTHER DATA:
Cash flows (used in) provided by operating activities	$(4,789,000)	$238,000	$2,476,000	$174,000
Cash flows provided by (used in) investing activities	$15,867,000	$(64,529,000)	$(45,158,000)	$(9,932,000)
Cash flows (used in) provided by financing activities	$(21,194,000)	$65,155,000	$49,953,000	$12,383,000
Number of consolidated properties at year end	6 (3)	6 (3)	5	1
Rentable square feet	763,000	951,000	649,000	208,000
Occupancy of consolidated properties	52.8%	66.8%	62.4%	21.4%

(1)	Total assets increased in 2005 primarily due to the acquisition of the 3500 Maple property. See Notes to Consolidated Financial Statements, Note 3, Investments in Real Estate — 2005 Acquisitions.

(2)	Net income (loss) and distributions per unit are based upon the weighted-average number of units outstanding.

(3)	Total number of consolidated properties includes the Daniels Road land parcel.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2006 and 2005, together with our results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with Triple Net Properties, LLC, or Triple Net Properties, or our Manager; and litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Manager. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We are a Delaware limited liability company which was formed on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2006, we had interests in nine properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 763,000 square feet, one consolidated interest in a land parcel for sale and three unconsolidated interests in office properties aggregating a total GLA of 1,140,000 square feet. At December 31, 2006, 52.8% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Triple Net Properties manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, or the Board of Directors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Business Strategy

Our primary business strategy is to purchase properties with greater than average appreciation potential, and realize gains upon disposition of our properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the non-invested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

2006 Acquisitions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property acquisition fee in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

We acquired interests in the following properties during 2006:

Consolidated Properties

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic Center Drive building, a four-story office building with 99,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for a total purchase price of $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Realty was paid an acquisition fee of $300,000, or approximately 2.0% of the purchase price. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated broker.

Tiffany Square — Colorado Springs, Colorado

On November 15, 2006, we purchased, in cash, for a purchase price of $11,052,000, the Tiffany Square property, an 184,000 square feet of GLA, two-story office building located in Colorado Springs, Colorado. The property was purchased through a foreclosure sale from an unaffiliated third party lender. Prior to the property being foreclosed upon, our Manager had managed the property pursuant to a sub-management agreement with the TMP Group, Inc., the sponsor of TMP Tiffany Square LP, the entity that owned the property before it went into foreclosure. Mr. Thompson was a 50% shareholder of the TMP Group, Inc. We did not incur an acquisition fee for this transaction.

Unconsolidated Properties

Chase Tower — Austin, Texas

On July 3, 2006, we purchased a 14.8% interest in Chase Tower, a twenty-one story office building of 389,000 square feet of GLA located in Austin, Texas from NNN Chase Tower, LLC, an entity also managed by our Manager, for a purchase price of $10,279,000. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our Manager, NNN Chase Tower, LLC, and an unaffiliated third party. Our purchase was financed with a secured loan from MMA Realty Capital LLC for $8,100,000, due June 30, 2009, which bears interest at the one-month London Interbank Offered Rate, or LIBOR, plus 300 basis points (8.35% at December 31, 2006) requiring interest-only payments. The initial term of the loan is three years and contains two one-year options provided that the loan is in good standing and meets certain debt service coverage ratio requirements. Realty did not receive an acquisition fee from the acquisition of our interests in the property.

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

2006 Dispositions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We sold our interest in the following properties during 2006:

Consolidated Properties

Oakey Building — Las Vegas, Nevada

On January 24, 2006, we sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.4%, to Trans-Aero Land & Development Company, an unaffiliated third party for $22,250,000. The sale resulted in a gain of approximately $5,543,000. A rent guaranty of $1,424,000 was held in escrow; $1,401,000 was paid to the buyer on a monthly basis over time and we received approximately $23,000 back from this escrow deposit on January 3, 2007. Realty was paid a property disposition fee of $500,000, or approximately 2.2% of the total sales price. Real estate commissions of $668,000, or approximately 3.0% of the total sales price, were paid to unaffiliated brokers. The minority interest holders paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

3500 Maple — Dallas, Texas

On February 10, 2006, June 13, 2006, October 16, 2006 and October 31, 2006, we sold 14.0%, 21.5%, 53.7% and 9.8% respectively, of our interest in the 3500 Maple property located in Dallas, Texas for a total sales price of $66,330,000 to NNN 3500 Maple, LLC, an entity also managed by our Manager, resulting in a gain of approximately $1,173,000. In connection with our sale of the property, NNN 3500 Maple, LLC assumed $46,530,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $11,207,000 was reimbursed to us for the mezzanine debt that we previously paid off; (ii) $1,032,000 was held by us as an amount payable to the 3500 Maple property; and (iii) $398,000 was paid to Realty.

2005 Acquisitions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property acquisition fee in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We acquired interests in the following properties during 2005:

Consolidated Properties

Interwood — Houston, Texas

On January 26, 2005, we purchased the Interwood property, an 80,000 square foot, two-story office building located in Houston, Texas. The property was purchased from an unaffiliated third party for a purchase price of $8,000,000. We financed the property with a two-year $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle, which bears interest at one-month LIBOR plus 300 basis points, requiring interest-only payments. Realty was paid an acquisition fee of $250,000, or approximately 3.1%, of the purchase price. See Subsequent Events, Property Disposition, below.

Woodside Corporate Park — Beaverton, Oregon

On September 30, 2005, we purchased five office buildings at Woodside Corporate Park, or the Woodside property, totaling 195,000 square feet of GLA from an unaffiliated third party for a purchase price of $22,862,000. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The property was financed with a mortgage loan from Wrightwood Capital Lender, LLC in the amount of $15,915,000, which bears interest at one-month LIBOR plus 335 basis points, requiring interest-only payments. Realty was paid an acquisition fee of $579,000, or approximately 2.5% of the purchase price.

Daniels Road land parcel — Heber City, Utah

On October 14, 2005, we purchased 1590 South Daniels, a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured home, located in Heber City, Utah. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We did not incur an acquisition fee for this transaction. See Subsequent Events, Property Disposition, below.

3500 Maple — Dallas, Texas

On December 27, 2005, we purchased a 99.0% interest in 3500 Maple Avenue, a 375,000 square-foot office building located in Dallas, Texas, from an unaffiliated third party. An affiliated entity, NNN 3500 Maple, LLC, purchased the remaining 1.0% interest. The total purchase price was $66,500,000. The purchase was financed with: (i) a first mortgage loan from Wachovia Bank, National Association, or Wachovia, of $47,000,000 due in ten years with an effective fixed interest rate of 5.77% per annum, requiring interest-only payments for five years and a 30-year amortization thereafter; and (ii) a mezzanine loan from Wachovia of $11,320,000 due in ten years with a floating interest rate of 500 basis points over the 30-day LIBOR for 120 days and a floating interest rate of 1,000 basis points over the 30-day LIBOR thereafter. We did not incur an acquisition fee for this transaction.

2005 Dispositions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We sold our interest in the following properties during 2005:

Consolidated Properties

Southwood Tower — Houston, Texas

On December 19, 2005, we sold Southwood Tower, our wholly-owned property located in Houston, Texas, to an unaffiliated third party for a sales price of $9,373,000. Our cash proceeds were $7,493,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,402,000. Realty was paid a disposition fee of $94,000, or approximately 1.0% of the sales price. Real estate sales commissions of $375,000, or approximately 4.0% of the sales price, were paid to unaffiliated brokers. For income tax reporting purposes, the gain on the sale of Southwood Tower was recognized in 2006 as an installment sale gain under Internal Revenue Code Section 453.

As part of the sale of Southwood Tower, a leasing reserve escrow account was funded at the close of the sale with $1,148,000 which will pay for vacant space within the sold building for a period of five years. The purchaser will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements. We have accounted for this as an escrow deposit with offsetting deferred revenue. We have and will continue to recognize revenue upon the release of escrow funds to us.

Financial Plaza — Omaha, Nebraska

On April 13, 2005, we sold Financial Plaza, our wholly-owned property, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of approximately $3,015,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price.

Satellite Place — Atlanta, Georgia

On February 24, 2005, we sold Satellite Place, our wholly-owned property located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of approximately $385,000. We did not incur a disposition fee for this transaction.

Unconsolidated Properties

Emerald Plaza Building — San Diego, California

On November 10, 2005, our Manager sold the Emerald Plaza Building located in San Diego, California, of which we owned a 4.6% interest, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $2,405,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $988,000. Realty was paid a total property disposition fee of $2,250,000, or approximately 1.8% of the total sales price, of which we paid $104,000, or approximately 0.08% of the total sales price. Real estate sales commissions of $700,000, or approximately 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes payable due to our Manager and its affiliate were paid in full.

801 K Street — Sacramento, California

On August 26, 2005, our Manager sold 801 K Street located in Sacramento, California, of which we owned an 18.3% interest, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds were $7,244,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,079,000. Realty was paid a total property disposition fee of $2,550,000, or approximately 3.2% of the total sales price, of which we paid $467,000, or approximately 0.59% of the total sales price. Sales commission of $555,000, or approximately 0.7% of the total sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to our Manager and its affiliate were paid in full.

2004 Acquisitions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property acquisition fee in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We acquired interests in the following properties during 2004:

Consolidated Properties

Oakey Building — Las Vegas, Nevada

On April 2, 2004, we purchased a 75.4% interest in the Oakey Building, a four-story, Class A office building of 98,000 square feet of GLA located in Las Vegas, Nevada. In the purchase transaction, T REIT, Inc., an affiliated party, who is also managed by our Manager, acquired a 9.8% interest in the Oakey Building and unaffiliated members acquired the remaining 14.8%. The total purchase price for the Oakey Building was $8,137,000. Our initial investment was $6,178,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10.0% per annum until the due date of April 1, 2006. On April 1, 2006, the loan was extended until October 1, 2006 and from that date bears interest at a fixed interest rate of 8.0% per annum. Realty was paid an acquisition fee of $237,000, or approximately 2.9% of the purchase price. On September 6, 2006, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period up to $1,065,000. The loan term provides for our option of LaSalle’s prime rate or three month LIBOR plus 2.00% per annum. The loan was to mature on September 6, 2007. We were required to make interest-only payments.

Southwood Tower — Houston, Texas

On October 27, 2004 we purchased Southwood Tower, a Class A office building of 79,000 square feet of GLA located in Houston, Texas. The property was purchased from an unaffiliated third party for a cash purchase price of $5,461,000. Realty was paid an acquisition fee of $159,000, or approximately 2.9% of the purchase price.

Financial Plaza — Omaha, Nebraska

On October 29, 2004 we purchased Financial Plaza, a four-story, Class A office building of 86,000 square feet of GLA located in Omaha, Nebraska. The property was purchased from an unaffiliated third party for a purchase price of $5,660,000. At acquisition, we obtained a first mortgage loan from American Express Certificate Company in the amount of $4,125,000, which bears interest at a six-month LIBOR plus 180 basis points. The initial term of the loan is three years from the date of acquisition. Realty was paid an acquisition fee of $160,000, or approximately 2.8% of the purchase price.

Satellite Place — Atlanta, Georgia

On November 29, 2004, we purchased Satellite Place, two single-story, Class A office buildings totaling 178,000 square feet located in Atlanta, Georgia. The property was purchased from an unaffiliated third party for a purchase price of $18,300,000. At acquisition, we obtained a first mortgage loan from LaSalle in the amount of $11,000,000, which bears interest at 30-day LIBOR plus 275 basis points. The initial term of the loan was six months from the date of acquisition with one six-month option to extend and an option to convert to fixed-rate debt with LaSalle in favor of the borrower anytime during the term. Realty was paid an acquisition fee of $356,000, or approximately 1.9% of the purchase price.

Unconsolidated Properties

801 K Street — Sacramento, California

On March 31, 2004 we purchased an 18.3% interest in 801 K Street, a 28-story, Class A office building of 336,000 square feet of GLA located in Sacramento, California.

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

The property was purchased from an unaffiliated third party for a total purchase price of $65,780,000. Our total investment consisted of $12,064,000. We used the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from HSH Nordbank AG in the amount of $41,350,000. The loan bears interest at a 30-day LIBOR plus 200 basis points until the property reaches 80.0% leasing at which time interest was reduced to 30-day LIBOR plus 190 basis points. The first 24 months of the loan term are interest-only; the last 12 months of the initial loan term are amortized with $56,250 monthly principal payments. The initial term of the loan was three years, due March 2007. The borrower had an option to extend the maturity date for two 12-month terms. Realty was paid a total acquisition fee of $1,500,000, or approximately 2.3% of the total purchase price, of which we paid $275,000, or approximately 0.42% of the total purchase price.

Enterprise Technology Center — Scotts Valley, California

On May 7, 2004, we purchased an 8.5% interest in Enterprise Technology Center, a Class A office building campus of 370,000 square feet of GLA located in Scotts Valley, California.

As of December 31, 2006, Enterprise Technology Center was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Enterprise Way, LLC	11.6%
Unaffiliated third parties (combined)	88.4%

As of December 31, 2006, NNN Enterprise Way, LLC, which owns an aggregate 11.6% interest in Enterprise Technology Center, was owned by the following members, with the proportionate membership interest and interest in Enterprise Technology Center listed respectively:

		Interest in
		Enterprise
	Membership Interest in	Technology Center
Members	NNN Enterprise Way, LLC	Property

NNN 2003 Value Fund, LLC	73.3%	8.5%
Unaffiliated members (combined)	26.7%	3.1%

The property was purchased from an unaffiliated third party for a total purchase price of $61,300,000. Our total investment consisted of $5,233,000. We used the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from UBS Investment Bank, in the amount of $36,500,000, which bears interest at a variable rate of prime plus 1.0% per annum with a floor of 5.5%. The note requires monthly interest only payments. The initial term of the loan was 36 months and may be extended by the borrower for an additional 24 months. The rate was 6.44% at December 31, 2004. Realty was paid a total acquisition fee of $1,800,000, or approximately 2.9% of the total purchase price, of which we paid $153,000, or approximately 0.25% of the total purchase price.

Emerald Plaza — San Diego, California

On June 14, 2004, we purchased a 4.6% interest in the Emerald Plaza Building. Emerald Plaza is a Class A office tower of 355,000 square feet of GLA located in downtown San Diego, California.

Through the date of disposition, Emerald Plaza was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties (combined)	77.6%
AWT Family, LP, a limited partnership wholly-owned by Anthony W. Thompson	1.9%

Through the date of disposition, NNN Emerald Plaza, LLC which owns an aggregate 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed, respectively:

		Interest in
	Membership Interest in	Emerald Plaza
Members	NNN Emerald Plaza, LLC	Property

NNN 2003 Value Fund, LLC	22.2%	4.6%
Unaffiliated Members (combined)	64.2%	13.1%
T REIT, Inc.	13.2%	2.7%
Affiliated Members (combined)	0.4%	0.1%

The LLC members include T REIT, Inc., an affiliated party that is also managed by our Manager, and affiliated members.

Emerald Plaza was purchased from an unaffiliated third party for a purchase price of $100,940,000. Our investment consisted of $4,595,000. We used the equity method of accounting to account for this investment. The property was financed with a $68,500,000 secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a variable interest rate based on 30-day LIBOR plus 245 basis points. The rate in effect at December 31, 2004 was 4.93% per annum. Realty was paid a total acquisition fee of $2,940,000, or approximately 2.9% of the purchase price, of which we paid $135,000, or approximately 0.13% of the total purchase price.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and properties held for sale. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could differ under different assumptions or conditions.

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements (including rent holidays) in accordance with SFAS No. 13, Accounting for Leases, as amended and interpreted. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions.

Impairment

Our properties are stated at historical cost less accumulated depreciation or fair value less costs to sell. We assess the impairment of a real estate asset when events or changes in circumstances indicate that their carrying amount may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

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

There were no impairment losses incurred during the years ended December 31, 2006, 2005 and 2004.

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we received assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN No. 48 in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact of adopting this standard, if any, will have on our consolidated financial statements.

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

Scheduled Lease Expirations

As of December 31, 2006, our consolidated properties were 52.8% leased to 33 tenants. 3.5% of the GLA expires during 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

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

Results of Operations

The operating results are primarily comprised of income derived from our portfolio of properties. Because of the significant property acquisitions and dispositions throughout the years ended December 31, 2006 and 2005, the comparability of financial data from period to period is limited.

Comparison of the years ended December 31, 2006 and 2005

	Years Ended
	December 31,		Change
	2006	2005	$	%

Revenue:
Rental income	$3,742,000	$1,262,000	$2,480,000	196.5%
Expense:
Rental expense	2,599,000	1,203,000	1,396,000	116.0
General and administrative	754,000	1,289,000	(535,000)	(41.5)
Depreciation and amortization	2,611,000	665,000	1,946,000	292.6

	5,964,000	3,157,000	2,807,000	88.9
Loss before other income (expense) and discontinued operations	(2,222,000)	(1,895,000)	(327,000)	(17.3)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(2,680,000)	(768,000)	(1,912,000)	(249.0)
Interest and dividend income	453,000	416,000	37,000	8.9
Gain on sale of marketable securities	134,000	344,000	(210,000)	(61.0)
Equity in (losses) earnings and gain on sale of unconsolidated real estate	(1,139,000)	2,510,000	(3,649,000)	(145.4)
Other income	74,000	—	74,000	—
Minority interests	19,000	(166,000)	185,000	111.4

(Loss) income from continuing operations	(5,361,000)	441,000	(5,802,000)	(1,315.6)

Discontinued operations:
Gain on sale of real estate	7,056,000	5,802,000	1,254,000	21.6
(Loss) income from discontinued operations	(1,314,000)	670,000	(1,984,000)	(296.1)

Total income from discontinued operations	5,742,000	6,472,000	(730,000)	(11.3)

Net income	$381,000	$6,913,000	$(6,532,000)	(94.5)%

Rental Income

Rental income increased $2,480,000, or 196.5%, to $3,742,000 during the year ended December 31, 2006, compared to rental income of $1,262,000 for the year ended December 31, 2005. The increase of $1,260,000 or 50.8% was primarily attributable to a full year ownership of Woodside in 2006 and $1,067,000, or 43.0%, as a result of the acquisition of 901 Civic Center during 2006. See Income from Discontinued Operations below for further discussion of operating results from discontinued properties.

Rental Expense

Rental expense increased $1,396,000, or 116.0%, to $2,599,000 during the year ended December 31, 2006, compared to rental expense of $1,203,000 during the year ended December 31, 2005. The increase of $660,000, or 47.3%, was primarily attributable as a result of a full year ownership of Woodside in 2006 and $688,000, or 49.3%, as a result of the acquisition of 901 Civic Center during 2006.

General and Administrative Expense

General and administrative expense consisted primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense decreased $535,000, or 41.5%, to $754,000 during the year ended December 31, 2006, compared to $1,289,000 during the year ended December 31, 2005. The decrease was primarily due to the decreased auditing fees of $361,000, or 67.5%, and the decreased SEC preparation and filing costs of $223,000, or 41.7%, partially offset by an increase of $93,000, or 17.4%, due to the acquisition of 901 Civic Center in 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1,946,000, or 292.6%, to $2,611,000 during the year ended December 31, 2006, compared to $665,000 during the year ended December 31, 2005. The increase of $1,290,000, or 66.3%, was primarily attributable to a full year ownership of Woodside in 2006 and $542,000, or 27.9%, as a result of the acquisition of 901 Civic Center during 2006.

Interest Expense

Interest expense increased $1,912,000, or 249.0%, to $2,680,000 during the year ended December 31, 2006, compared to $768,000 during the year ended December 31, 2005. The increase of $1,059,000, or 55.4%, was primarily attributable as a result of a full year ownership of Woodside in 2006 and $613,000, or 32.1%, as a result of a refinancing 901 Civic Center, which was acquired during 2006.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities decreased $210,000, or 61.0%, to $134,000 during the year ended December 31, 2006, compared to $344,000 during the year ended December 31, 2005. This decrease was due to sales of our securities and liquidating our investment account with Merrill Lynch on May 17, 2006. See Notes to Consolidated Financial Statements, Note 4, Marketable Equity Securities for a further discussion.

Equity in Earnings (Losses) and Gain on Sale of Unconsolidated Real Estate

Equity in earnings (losses) and gain on sale of unconsolidated real estate decreased by $3,649,000, or 145.4%, to losses of $1,139,000 during the year ended December 31, 2006, compared to the equity in earnings and gain on sale of unconsolidated real estate of $2,510,000 during the year ended December 31, 2005. The decrease was primarily due to the gain on sale of 801 K Street of $2,079,000 and Emerald Plaza of $988,000, both recorded during the year ended December 31, 2005. There was no comparable gain during the year ended December 31, 2006. In addition, equity in losses increased $616,000 in 2006, compared to 2005. The increases were due to the decrease equity in earnings from NNN 801 K Street, LLC and NNN Emerald Plaza, LLC of $332,000, as a result of the underlying real estate were sold in 2005 The increase was also due to $392,000 of equity in losses, as a result of recording losses from operations of the acquired Chase Tower property during 2006. These increases in losses were partially offset by the increase of equity in earnings of $106,000 from the operations of Enterprise Technology Center during 2006, compared to 2005.

Minority Interests

Minority interest income increased by $185,000, or 111.4%, to $19,000 during the year ended December 31, 2006 compared to minority interest (expense) of $(166,000) during the year ended December 31, 2005. The increase was primarily due to a decrease of minority interest expense at NNN 801K Street, LLC during the year ended December 31, 2006, as a result of the sale of the underlying real estate asset for a gain of approximately $2,079,000 in 2005, the minority interests has shared in this gain. There was no comparable gain during the year ended December 31, 2006.

(Loss)Income from Continuing Operations

As a result of the above items, (loss) income from continuing operations was $(5,361,000), or $(537.39) per basic and diluted unit, for the year ended December 31, 2006, compared to $441,000, or $44.10 per basic and diluted unit, for the year ended December 31, 2005.

Income from Discontinued Operations

Income from discontinued operations was $5,742,000, or $575.58 per basic and diluted unit, for the year ended December 31, 2006, compared to $6,472,000, or $647.20 per basic and diluted unit, for the year ended December 31, 2005. Oakey Building and 3500 Maple were sold during the year ended December 31, 2006, with an aggregate gain on sale of $6,716,000. In addition, the Daniels Road land parcel and Interwood property were classified as discontinued operations for the year ended December 31, 2006. Satellite Place, Southwood Tower and Financial Plaza, were sold during the year ended December 31, 2005, with an aggregate gain on sale of $5,802,000.

Net Income

As a result of the above items, net income for the year ended December 31, 2006 was $381,000, or $38.19 per basic and dilutive unit, compared to net income of $6,913,000, or $691.30 per basic and dilutive unit, for the year ended December 31, 2005.

Comparison of the years ended December 31, 2005 and 2004

	Years Ended
	December 31,		Change
	2005	2004	$	%

Revenue:
Rental income	$1,262,000	$653,000	$609,000	93.3%
Expense:
Rental expense	1,203,000	1,084,000	119,000	11.0
General and administrative	1,289,000	339,000	950,000	280.2
Depreciation and amortization	665,000	286,000	379,000	132.5

	3,157,000	1,709,000	1,448,000	84.7
Loss before other income (expense) and discontinued operations	(1,895,000)	(1,056,000)	(839,000)	(79.5)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(768,000)	(638,000)	(130,000)	(20.4)
Interest and dividend income	416,000	86,000	330,000	383.7
Gain on sale of marketable securities	344,000	—	344,000	—
Equity in earnings (losses) and gain on sale of unconsolidated real estate	2,510,000	(682,000)	3,192,000	468.0
Other income		—	—	—
Minority interests	(166,000)	133,000	(299,000)	(224.8)

Income (loss) from continuing operations	$441,000	$(2,157,000)	$2,598,000	120.4

Discontinued operations:
Gain on sale of real estate including minority interest related to sale of real estate	5,802,000	—	5,802,000	—
Income (loss) from discontinued operations	670,000	(145,000)	815,000	562.1

Total Income (loss) from discontinued operations	6,472,000	(145,000)	6,617,000	4,563.4

Net income (loss)	$6,913,000	$(2,302,000)	$9,215,000	400.3%

Rental Income

Rental income increased $609,000, or 93.3%, to $1,262,000 during the year ended December 31, 2005, compared to rental income of $653,000 for the year ended December 31,2004. Rental income increased $486,000, or 79.8%, primarily due to the acquisition of Woodside during 2005. See Income (Loss) from Discontinued Operations below for a further discussion of operating results from discontinued properties.

Rental Expense

Rental expense increased $119,000, or 11.0%, to $1,203,000 during the year ended December 31, 2005, compared to rental expense of $1,084,000 for the year ended December 31, 2004. Rental expense increased $232,000, or 195.0%, primarily due to the acquisition of Woodside during 2005. This increase was partially offset by savings at Executive Center I of $110,000, or 92.4%, due to decreases in building maintenance and utilities during 2005.

General and Administrative Expense

General and administrative expense consisted primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $950,000, or 280.2%, to $1,289,000 during the year ended December 31, 2005, compared to $339,000 during the year ended December 31, 2004. The increases were primarily due to the increase in auditing fees of $467,000, or 49.2%, the increase in SEC preparation and filing costs of $302,000, or 31.8%, and an increase in tax preparation and legal fees of $95,000, or 10.0%, during 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $379,000, or 132.5%, to $665,000 during the year ended December 31, 2005, compared to $286,000 during the year ended December 31, 2004. The increase of $334,000, or 88.1%, during the year ended December 31, 2005 was primarily attributable to the acquisition of Woodside during 2005.

Interest Expense

Interest expense increased $130,000, or 20.4%, to $768,000 during the year ended December 31, 2005, compared to the interest expense of $638,000 during the year ended December 31, 2004. The increase was due to $305,000, or 234.6%, attributable to interest expense on mortgage for Woodside property acquired during 2005. This increase was partially offset by the payoff of the Executive Center I mortgage loan in the second quarter of 2005 and the subsequent refinancing in September 2005, which resulted in a reduction of interest expense of $169,000, or 130.0%.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities was $344,000 during the year ended December 31, 2005. No comparable investments were made in 2004.

Interest and Dividend Income

Interest and dividend income increased $330,000, or 383.7%, to $416,000 during the year ended December 31, 2005, compared to $86,000 during the year ended December 31, 2004. The increase was attributable to a $138,000, or $41.8%, due to interest income on the $2,300,000 notes receivable from the buyer of Financial Plaza, $90,000, or 27.3%, dividend income earned on our investment in marketable equity securities, and $93,000, or 28.2%, attributable to interest income earned in interest bearing cash accounts in 2005 as a result of higher cash balances in 2005 .

Equity in Earnings (Losses) and Gain on Sale of Unconsolidated Real Estate

Equity in earnings (losses) and gain on sale of unconsolidated real estate increased by $3,192,000, or 468.0%, to income of $2,510,000 during the year ended December 31, 2005, compared to the equity in losses of $(682,000) during the year ended December 31, 2004. The increase for the year ended December 31, 2005, was primarily due to the gain on sale of 801 K Street of $2,079,000, or 65.1%, and the gain on sale of Emerald Plaza of $988,000, or 31.0%. Equity in earnings of unconsolidated real estate also included our share of the operating results of Executive Center II & III, Enterprise Technology Center, Emerald, and 801K Street.

Minority Interests

Minority interest (expense) income decreased by $299,000, or 224.8%, to ($166,000), during the year ended December 31, 2005, compared to minority interest income of $133,000 during the year ended December 31, 2004. During the year ended December 31, 2005, NNN 801 K Street, LLC’s underlying real estate asset was sold for a gain of approximately $2,079,000, and the minority interests shared in this gain. There was no comparable gain during the year ended December 31, 2004.

Income (Loss) from Continuing Operations

As a result of the above items, income (loss) from continuing operations was $441,000, or $44.10 per basic and diluted unit, for the year ended December 31, 2005, compared to ($2,157,000), or ($350.28) per basic and diluted unit, for the year ended December 31, 2004.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations was $6,472,000, or $647.20 per basic and diluted unit, for the year ended December 31, 2005, compared to ($145,000), or ($23.54) per basic and diluted unit, for the year ended December 31, 2004. Satellite Place, Southwood Tower and Financial Plaza, were sold during the year ended December 31, 2005, with an aggregate gain on sale of $5,802,000. Such properties were purchased at various times in the year contributing to fluctuations in operations. In addition, Interwood, Oakey Building and 3500 Maple were classified as discontinued operations for the year ended December 31, 2005.

Net Income

As a result of the above items, net income for the year ended December 31, 2005 was $6,913,000, or $691.30 per basic and dilutive unit, compared to a net loss of $2,302,000, or $(373.82) per basic and dilutive unit, for the year ended December 31, 2004.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of December 31, 2006 and 2005, our total debt as a percentage of total capitalization was 51.7% and 68.2%, respectively.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect on our Manager’s program and aggregate portfolio operating results is: (i) an aggregate overstatement of $1,730,000 attributable to its private real estate programs; and (ii) an aggregate understatement of $1,405,000 attributable to its private notes programs, resulting in a total net overstatement of approximately $325,000 for cash generated after payment of cash distributions.

Debt Financing

Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $37,186,000 and $93,492,000 at December 31, 2006 and 2005, respectively. Mortgages payable as a percentage of total capitalization decreased to 51.7% at December 31, 2006 from 68.2% at December 31, 2005. The decrease of $56,306,000 during the year ended December 31, 2006, compared to December 31, 2005, was primarily due to the sale of the 3500 Maple property with an existing mortgage payable balance of $47,000,000, and the sale of the Oakey Building with an existing mortgage payable balance of $8,757,000, respectively.

At December 31, 2006 and 2005, $32,186,000, or 86.6%, and $41,492,000, or 44.4%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates.

At December 31, 2006, we had $37,186,000 under various fixed and variable rate mortgage loans, secured by four consolidated office properties. The fixed interest rate loans require monthly principal and interest payments based on a fixed rate of 10.00% per annum. Variable interest rate loans include interest only loans, with interest rates ranging from 7.60% to 13.35% per annum. Loans mature at various dates through September 2008.

The composition of our aggregate debt balances at December 31, 2006 and 2005 were as follows:

			Weighted-Average
			Interest Rate
	Total Debt December 31,		December 31,
	2006	2005	2006	2005

Mortgage and other debt:
Mortgage	$37,186,000	$93,492,000	8.72%	6.85%
Other debt	—	$1,385,000	—	—
Fixed rate and variable rate:
Fixed rate	$5,000,000	$52,000,000	10.00%	6.18%
Variable rate	$32,186,000	$41,492,000	8.52%	7.70%

Although the interest payments on 41.8% of our debt are either fixed or swapped, the remaining 58.2% of our debt is exposed to fluctuations of the one-month LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

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

We have restricted cash balances of $1,042,000 as of December 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $717,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net leasing costs and required tenant improvements.

Other Liquidity Needs

Our distribution rate, of 7.0% per annum, has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our Manager or its affiliates. There are currently no limits or restrictions on the use of proceeds from, our Manager or its affiliate which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

On March 29, 2006, we paid a special distribution of $2,500,000, or $250 per unit, which approximates the taxable share of our 2005 income to our unit holders when added to the 2005 distributions already paid.

Our Manager is currently evaluating the current distribution rate, and if increased leasing activity and/or property sales do not occur our Manager may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.0% per annum.

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $5,747,000 within in the next twelve months. As of December 31, 2006, we had $325,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized and our Manager continues to declare distributions for the unit holders at current levels, we may have a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our Manager or its affiliates. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to the unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to the unit holders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gains.

Cash Flows

Comparison of the Years Ended December 31, 2006 and 2005

Net cash used in operating activities were $4,789,000 for the year ended December 31, 2006, a decrease of $5,027,000, compared to the year ended December 31, 2005. This decrease was primarily due to operating three additional properties for most of 2006, compared to 2005, which resulted in an increase in cash paid for interest on mortgages of $4,263,000.

Net cash provided by investing activities were $15,867,000 for the year ended December 31, 2006, an increase of $80,396,000, compared to the year ended December 31, 2005. The increase was primarily due to a reduction in the number of acquisitions of real estate properties to two properties in 2006 from four in 2005, which decreased the cash used by $72,929,000. Additionally in 2006, we sold the Oakey Building and the 3500 Maple property, which contributed to the $7,036,000 increase in proceeds from sale of real estate properties compared to 2005.

Net cash used in financing activities were $21,194,000 for the year ended December 31, 2006, a decrease of $86,349,000, compared to the year ended December 31, 2005. The decrease was primarily due to a reduction in mortgage payable borrowings of $85,421,000 as a result of a reduction in the amount of acquisitions in 2006.

As a result of the above, cash and cash equivalents decreased by $10,116,000 for the year ended December 31, 2006 to $644,000 as of December 31, 2006, compared to $10,760,000 as of December 31, 2005.

Comparison of the Years Ended December 31, 2005 and 2004

Net cash provided by operating activities decreased by $2,238,000 for the year ended December 31, 2005, compared to the year ended December 31, 2004. The decrease was primarily attributable to decreases in accounts payable, security deposits and prepaid rent by $1,460,000 and $950,000, respectively.

Net cash used in investing activities increased $19,371,000 to $64,529,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The primary use of cash was for the purchase of the Interwood property on January 26, 2005, the Woodside property on September 30, 2005, the 3500 Maple property on December 27, 2005 and marketable securities, offset by net proceeds from the sales of the Satellite Place, Financial Plaza, Southwood Tower, 801 K Street and Emerald Plaza properties on February 24, 2005, April 13, 2005, December 19, 2005, August 26, 2005 and November 10, 2005, respectively.

Net cash provided by financing activities increased $15,202,000 to $65,155,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to the borrowings associated with the acquisitions of the Interwood, Woodside, and 3500 Maple properties and the refinancing of the Executive Center I and Oakey Building properties, offset by the pay-off of the mortgage loan associated with the sales of the Satellite Place and Financial Plaza properties, the pay-off of the mortgage loan for the Executive Center I and Oakey Building properties in 2005 and the issuance of units which ceased during 2004. In addition, cash distributions paid to unit holders in 2005 were $3,493,000, compared to $1,908,000 in 2004.

As a result of the above, cash and cash equivalents increased by $864,000 for the year ended December 31, 2005 to $10,760,000 as of December 31, 2005, compared to $9,896,000 as of December 31, 2004.

Capital Resources

General

Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own, including proceeds from the sale of properties, and our ability to obtain debt financing from third parties and related parties including, without limitation, our Manager or its affiliates. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from our Manager or its affiliates are not negotiated on an arms length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.0% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.

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

We currently anticipate that we will require up to $3,489,000 to fund our distributions for the year ended December 31, 2007, which we intend to fund with cash from operations and gains from the sale of real estate. In the event we cannot make the distributions from operations and sales of real estate, we may use one or a combination of short-term debt and long-term debt. Subsequent to December 31, 2006, we received additional cash inflows as a result of the completion of financing on Tiffany Square on February 15, 2007 and the sale of the Interwood property on March 14, 2007, see Subsequent Events — Property Disposition and Tiffany Square Financing, below for a further discussion. We presently anticipate that we will require up to approximately $5,747,000 for the year ended December 31, 2007 for capital expenditures, including, without limitation, tenant and/or capital improvements in accordance with our leases. Such reserves are specific to the underlying property, and cannot be used for properties other than the encumbered property; therefore, we still may incur amounts to fund these capital improvements and tenant improvements from sources other than lender reserves. We intend to incur debt to obtain funds for these purposes to the extent the reserves on deposit with the lender of $325,000 as of December 31, 2006, are not sufficient or cannot be used for these expenditures.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $107,621,000 and $50,851,000 at December 31, 2006 and 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $17,912,000 and $9,300,000 at December 31, 2006 and 2005, respectively.

		December 31, 2006		December 31, 2005
			NNN 2003		NNN 2003
			Value Fund,		Value Fund,
	Ownership	Mortgage and Other	LLC’s portion	Mortgage and Other	LLC’s portion
Property	Percentage	Debt Balance	of Debt	Debt Balance	of Debt

Enterprise Technology Center	8.5%	$34,943,000	$2,970,000	$35,580,000	$3,024,000
Chase Tower	14.8	56,764,000	8,401,000	—	—
Executive Center II & III	41.1	15,914,000	6,541,000	15,271,000	6,276,000

Total		$107,621,000	$17,912,000	$50,851,000	$9,300,000

On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50% or LIBOR plus 2.25% (7.60% at December 31, 2006), requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60% (12.95% at December 31, 2006), requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance.

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, we were in compliance with all such covenants or have obtained waivers in any instances of non-compliance.

Unconsolidated Debt Due to Related Parties

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of December 31, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt
Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Debt Service Requirements

One of our principal liquidity needs are payments of interest and principal on outstanding indebtedness, which includes mortgages and other debt. As of December 31, 2006 and 2005, some of our properties, including properties held for sale, were subject to existing mortgages, which had an aggregate principal amount outstanding of $37,186,000 and $93,492,000, respectively. Our total debt consisted of $5,000,000, or 13.4% and $52,000,000, or 55.6%, allocable to fixed rate debt at an interest rate of 10.00% per annum and a weighted-average interest rate of 6.18% per annum as of December 31, 2006 and 2005, respectively. Of the total debt, $32,186,000, or 86.6%, and $41,492,000, or 44.4%, as of December 31, 2006 and 2005, respectively, was variable rate debt at a weighted-average interest rate of 8.52% per annum and 7.70% per annum as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the weighted-average interest rate on our outstanding debt was 8.72% per annum and 6.85% per annum, respectively. The scheduled principal payments for the next five years, as of December 31, 2006 are as follows:

Year	Amount

2007	$10,500,000
2008	26,686,000
2009	—
2010	—
2011	—
Thereafter	—

Total	$37,186,000

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt at December 31, 2006. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total
Principal payments — variable rate debt	$5,500,000	$26,686,000	$—	$—	$32,186,000
Principal payments — fixed rate debt	5,000,000	—	—	—	5,000,000
Interest payments — variable rate debt (based on rate in effect at December 31, 2006)	2,913,000	1,376,000	—	—	4,289,000
Interest payments — fixed rate debt	375,000				375,000
Tenant improvement and lease commission obligations	372,000	—	—	—	372,000

Total	$14,160,000	$28,062,000	$—	$—	$42,222,000

Off-Balance Sheet Arrangements

We do not or will not have off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Property Disposition

On January 10, 2007, we entered into an agreement to sell the Interwood property, located in Houston, Texas for a sales price of $11,000,000 to our Manager. On March 9, 2007, our Manager executed an assignment agreement for the sale of the Interwood property, whereby our Manager assigned its interest to NNN 4101 Interwood, LLC, an entity also managed by our Manager, for the sales price of $11,000,000. On March 14, 2007, we sold the property to NNN 4101 Interwood, LLC. Our cash proceeds were $4,900,000 after closing costs and other transaction expenses. In connection with our sale of the property, we repaid $5,500,000 of the existing mortgage loan payable. A real estate disposition fee was paid to Realty in the amount of $165,000, or 1.5% of the purchase price.

On December 12, 2006, we entered into an agreement to sell the 1590 South Daniels land parcel, located in Heber City, Utah, to an unaffiliated third party for a sales price of $1,259,000. On March 16, 2007, we entered into an amendment to the agreement to extend the closing date to March 30, 2007. On March 30, 2007, we sold the 1590 South Daniels land parcel. Our cash proceeds were $1,193,000 after closing costs and other transaction expenses. A real estate commission of approximately $63,000, or 5.0% of the purchase price, was paid to an unaffiliated broker in connection with the sale.

Property Financing

On January 26, 2007, we requested and received an extension of 60 days from the original maturity date of our loan relating to the financing on the Interwood property for adequate time for sale We financed the property with a two-year $5,500,000 first mortgage from LaSalle which bears interest at one-month LIBOR plus 300 basis points, requiring interest-only payments and expired on January 31, 2007. The loan was repaid in full on March 14, 2007 in connection with our sale of the Interwood property.

Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with Triple Net Properties, evidenced by a promissory note in the principal amount of $250,000. The unsecured loan bears interest at a fixed rate of 6.86% per annum and requires monthly payments beginning on February 1, 2007 for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, evidenced by a promissory note in the principal amount of $200,000. The unsecured loan bears interest at a fixed rate of 8.86% per annum and requires monthly payments beginning on February 1 ,2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, evidenced by a promissory note in the principal amount of $800,000. The unsecured loan bears interest at a fixed rate of 9.00% per annum and requires monthly payments beginning on February 1, 2007 for the term of the unsecured loan. These loans were obtained to be used for general operations. Triple Net Properties, is our Manager, and NNN Realty Advisors, is the parent company of our Manager, therefore these unsecured loans are deemed related party loans. The terms of these related party unsecured loans, were approved by our Manager and deemed fair, competitive and commercially reasonable by our Manager. On February 16, 2007, we repaid these loans in full along with all interest incurred.

Property Acquisitions

On January 9, 2007, our Manager entered into an agreement, with G&I III Resource Square LLC, an unaffiliated third party for the purchase of Four Resource Square, located in Mecklenburg County, North Carolina, or the Property, for a purchase price of $23,200,000. On February 15, 2007, our Manager executed an assignment agreement to assign its interest to NNN VF Four Resource Square, LLC, our wholly-owned subsidiary. On February 20, 2007, NNN Four Resource Square, LLC, entered into an amendment to the agreement that materially amended the agreement to (i) require NNN Four Resource Square, LLC to deposit an additional $250,000 into escrow; (ii) provide for the release of $1,000,000 in escrow to G&I III Resource Square LLC, and (iii) establish the closing date for March 7, 2007. On March 7, 2007, we completed the purchase of the Property for the purchase of $23,200,000, of which $23,000,000 was financed through a secured loan with RAIT Partnership, L.P. An acquisition fee of $464,000, or 2% of the purchase price, was paid to Realty.

Tiffany Square Financing

On February 15, 2007, NNN VF Tiffany Square, LLC, our wholly-owned subsidiary, entered into a secured loan with RAIT Partnership L.P., evidenced by a promissory note in the principal amount of $13,725,000. The promissory note is secured by a security agreement on the Tiffany Square property located in Colorado Springs, Colorado. The loan matures on February 15, 2009. In general, the loan bears interest at a monthly adjustable rate equal to the greater of (i) 8.00%, and (ii) the rate based on the yield of the 30-day LIBOR plus 310 basis points, or the contracted interest rate, and requires monthly interest only payments for the two-year term of the loan. The promissory note provides for a default interest rate of 5.00% per annum higher than the contracted interest rate and late charges, after a five day grace period, in an amount equal to the lesser of (i) 5.00% of the unpaid sum or (ii) the maximum amount permitted by applicable law to defray the expense incurred by RAIT Partnership L.P. and processing such delinquent payment and to compensate RAIT Partnership L.P. for the loss of the use of such delinquent payment. The loan documents contain customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We anticipate using the excess proceeds from this financing to fund our distributions, general operations and future acquisitions.

Management

Effective January 16, 2007, Steven S. Fradin no longer serves as our Chief Accounting Officer. There was no disagreement or dispute between Mr. Fradin and us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt	$5,000,000	$—	$—	$—	$—	$—	$5,000,000	$5,195,000
Average interest rate on maturing debt	10.00%	—	—	—	—	—	10.00%	—
Variable rate debt	$5,500,000	$26,686,000	$—	$—	$—	$—	$32,186,000	$33,797,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2006)	8.35%	8.56%	—	—	—	—	8.52%	—

The estimated fair value of total debt was $38,992,000 at December 31, 2006.

The weighted-average interest rate of our mortgage debt as of December 31, 2006 was 8.72% per annum. At December 31, 2006, our mortgage debt consisted of $5,000,000, or 13.4%, of the total debt at a fixed interest rate of 10.00% per annum and $32,186,000, or 86.6%, of the total debt at a variable interest rate of 8.52% per annum.

An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2006, for example a 0.5% increase in London Interbank Offered Rate, or LIBOR, would have increased our overall annual interest expense by $161,000, or 5.9%. Our exposure to market changes in interest rates is similar to what we faced as of December 31, 2005.

The table below presents, as of December 31, 2005, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt	$—	$5,000,000	$—	$—	$—	$47,000,000	$52,000,000	$59,496,000
Average interest rate on maturing debt	—	10.0%	—	—	—	5.8%	6.2%	—
Variable rate debt	$—	$14,257,000	$15,915,000	$—	$—	$11,320,000	$41,492,000	$50,279,000
Average interest rate on maturing debt (based on rates in effect as of December 31, 2006)	—	6.7%	7.4%	—	—	9.4%	7.7%	—

The estimated fair value of total debt was $109,775,000 at December 31, 2005.

The weighted-average interest rate of our mortgage debt as of December 31, 2005 was 6.9% per annum. At December 31, 2005, our mortgage debt consisted of $52,000,000, or 55.6%, of the total debt at fixed interest rate of 6.2% per annum and $41,492,000, or 44.4%, of the total debt at a variable interest rate of 7.7% per annum.

An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2005, for example a 0.5% increase in LIBOR would have increased our overall annual interest expense by $207,000, or 6.5%. Our exposure to market changes in interest rates is similar to what we faced as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data.

See the index included at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms and that such information is accumulated and communicated to us, including our Chief Executive Officer and our Manager’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our Chief Executive Officer and our Manager’s Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Manager, including our Manager’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and our Manager’s Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our executive officer and our Manager’s Chief Financial Officer as of April 2, 2007. We have no directors.

Name	Age	Position	Term of Office

Richard T. Hutton, Jr.	55	Chief Executive Officer	Since September 2005

Francene LaPoint	42	Chief Financial Officer of Triple Net Properties, LLC the Manager of NNN 2003 Value Fund, LLC	Since November 2006

Richard T. Hutton, Jr., has served as our Chief Executive Officer since September 2005. Mr. Hutton has served as an Executive Vice President of Triple Net Properties, LLC, or Triple Net Properties, or our Manager, since September 2005. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — real estate acquisitions and Vice President Property Management for our Manager. Mr. Hutton has also served as our interim Chief Financial Officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the Chief Executive Officer of NNN 2003 Value Fund, LLC. Mr. Hutton’s previous experience includes serving as Controller for the TMP Group, Inc., from November 1997 to April 1999. Mr. Hutton has also served as the interim Chief Financial Officer of G REIT, Inc. and our Manager from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Francene LaPoint has served as the Chief Financial Officer of our Manager since November 2006 having served as its Executive Vice President and Controller, was responsible for all aspects of its accounting and reporting for corporate, as well as private entity property and limited liability company accounting since July 2004. Ms. LaPoint has also served as the Chief Financial Officer of NNN Realty Advisors, Inc., or NNN Realty Advisors, the parent company of our Manager, since its formation in September 2006. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. Ms. LaPoint obtained her license to be a Certified Public Accountant while working for PricewaterhouseCoopers from January 1996 to June 1999. She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Executive Officers of Our Manager

We are managed by Triple Net Properties pursuant to the terms of an operating agreement, or the Operating Agreement and the executive officers and employees of our Manager provide services to us.

Our Manager shall remain our Manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our unit holders, or (iii) our Manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:

•	gross negligence or fraud of our Manager;

•	willful misconduct or willful breach of the Operating Agreement by our Manager;

•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due; or

•	conviction of a felony of Mr. Thompson, Chairman of NNN Realty Advisors.

The following table and biographical descriptions set forth information with respect to our Manager’s executive officers, as of April 2, 2007.

Name	Age	Position	Term of Office

Scott D. Peters	49	Chief Executive Officer	Since 2006
Louis J. Rogers	50	President	Since 2004
Francene LaPoint	42	Chief Financial Officer	Since 2006
Andrea R. Biller	57	General Counsel and Executive Vice President	Since 2003 Since 2007
Jeffrey T. Hanson	37	Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	55	Executive Vice President	Since 2003
Jack R. Maurer	63	Executive Vice President	Since 1998
Talle A. Voorhies	59	Executive Vice President and Secretary	Since 1998

There are no family relationships between any executive officers.

For biographical information regarding Mr. Hutton and Ms. LaPoint, see — Directors, Executive Officers and Corporate Governance, above.

Scott D. Peters has served as the Chief Executive Officer of our Manager since November 2006. He has also served as Chief Executive Officer, President and director of NNN Realty Advisors, since its formation in September 2006. From September 2004 to October 2006, Mr. Peters served as the Executive Vice President and Chief Financial Officer of our Manager. Since December 2005, Mr. Peters has served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc., from September 2004 to December 2006, the Executive Vice President of NNN Apartment REIT, Inc. since January 2006 and as the Chairman and Chief executive officer of NNN Healthcare/Office REIT, Inc. since June 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Louis J. Rogers has served as President of our Manager since September 2004. Mr. Rogers is also a director of NNN Realty Advisors, director of NNN Capital Corp. and Vice President, Secretary and director of Triple Net Properties Realty, Inc., or Realty. Mr. Rogers has been the President and director of NNN Apartment REIT, Inc. since its formation and served as Chairman of the board of directors from formation until December 2006. He has also served as President of NNN Apartment REIT, Inc.’s advisor since its formation. He is a founding member and director of the Tenants in Common Association. Mr. Rogers has been with the law firm of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and from January 2005 to March 2007, served as senior counsel. Mr. Rogers’ law practice focused on formation and operation of real estate investments, including REITs, and acquisition financings for real estate transactions, structuring like-kind (Section 1031) exchanges, private placements and syndications. Mr. Rogers earned a B.S. from Northeastern University (with highest honors) in Massachusetts, a B.A. degree (with honors) and an M.A. degree in Jurisprudence from Oxford University in England and a J.D. degree from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.

Andrea R. Biller has served as the Executive Vice President of our Manager since January 2007 and as its General Counsel since March 2003. Ms. Biller has also served as General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. since June 2004 and December 2005, respectively, the Secretary of T REIT, Inc. since May 2004, the Secretary of NNN Apartment REIT, Inc. since January 2006, and the Executive Vice President and Secretary of NNN Healthcare/Office REIT, Inc. since April 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commission, or the SEC, from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, a M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Jeffrey T. Hanson has served as the Chief Investment Officer of our Manager since January 2007, having served as the President and Chief Executive Officer of Triple Net Properties Realty, Inc. since July 2006. Mr. Hanson’s responsibilities include managing the company’s real estate portfolio and directing acquisitions and dispositions nationally for the company’s public and private real estate programs. Mr. Hanson has also served as the Chief Investment Officer of NNN Realty Advisors since its formation. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. While with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Jack R. Maurer has served as an Executive Vice President of our Manager since April 1998. Mr. Maurer has also served as Senior Vice President, Office of the Chairman of NNN Realty Advisors since its formation. From April 1998 to December 2001, Mr. Maurer served as Chief Financial Officer of our Manager and as Chief Operating Officer and Financial principal of NNN Capital Corp. From 1986 to April 1998, Mr. Maurer was a General Partner and Chief Executive Officer of Wescon Properties, a Santa Ana based real estate development company. His previous experience also includes employment with the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a B.S. degree in Business Administration — Accounting from California State University at Northridge in 1973 and is a registered general securities principal with the NASD. He has served as Chief Executive Officer and President of T REIT, Inc. since August 2004 and has served as Executive Vice President of G REIT, Inc. since December 2001.

Talle A. Voorhies has served as an Executive Vice President and Secretary of our Manager since 1998. She also served as our Manager’s Executive Vice President from April 1998 to December 2001, when she became Chief Operating Officer. Ms. Voorhies served as President from April 1998 through February 2005 and Financial Principal from April 1998 through November 2004 of NNN Capital Corp., the dealer manager of our offering. Ms. Voorhies has also served as Vice President of G REIT, Inc. since December 2001. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations. Ms. Voorhies is responsible for our Manager’s investor services department and is a registered financial principal with the NASD.

NNN Realty Advisors and Triple Net Properties

NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. In the fourth quarter of 2006, NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, our Manager, NNN Capital Corp. and Realty.

Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock. Mr. Thompson also served as our Manager’s Chairman of the then Board of our Managers from its inception in April 1998 to November 2006, its Chief Executive Officer from inception to October 2006, and its President from inception until September 2004. He is also the Chairman of the Board of Directors of Realty and served as its Chief Executive Officer from its inception to July 2006. From 1986 to 1995, he was a 50.0% shareholder, director and an Executive Officer of TMP Group, Inc., a full-service real estate investment group. Mr. Thompson is a NASD-registered securities principal and Chairman of NNN Capital Corp. Mr. Thompson is also a member of the Sterling College Board of Trustees and various other charitable and civic organizations. Mr. Thompson is a graduate of Sterling College with a B.S. degree in Economics.

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

Our funds are not and will not be commingled with the funds of any other person or entity except for operating revenue from our properties.

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

Committees of Our Board of Directors

We do not have our own board of directors or board committees. We rely upon our Manager to provide recommendations regarding acquisitions, compensation and financial disclosure.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and persons who own 10.0% or more of our units, to report their beneficial ownership of our units (and any related options) to the SEC. Their initial reports must be filed using the SEC’s Form 3 and they must report subsequent unit purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and unit holders owning more than 10.0% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of these reports filed by or on behalf of our officers, as of April 2, 2007, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with.

Code of Ethics

Since we have no directors or employees, we do not have our own code of ethics. NNN Realty Advisors, has a code of ethics that is applicable to our officer and employees of our Manager.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We have no employees. Our day-to-day management functions are performed by employees and executive officers of our Manager and its affiliates. The individuals who serve as our executive officers do not receive compensation directly from us for services rendered to us, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have a compensation policy or program for our executive officers and have not included a Compensation Discussion and Analysis in this Form 10-K.

Our Chief Executive Officer is employed by our Manager and is compensated by our Manager for his services to us. We pay our Manager fees and reimburse expenses pursuant to our Operating Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

PRINCIPAL UNIT HOLDERS

The following table shows, as of April 2, 2007, the number and percentage of beneficial ownership of units owned by:

•	each person who is known to us to hold more than 5% interest in us;

•	our chief executive officer;

•	our Manager’s executive officers, as a group.

	Beneficially	Percentage of
	Owned	Outstanding
Name(1)	No. of Units	Units

Richard T. Hutton, Jr.	None	0.0%
Our Manager(1)	None	0.0%
Our Manager’s executive officers as a group (8 persons)	5*	**

(1)	The address for all persons named is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

*	Jack R. Maurer, Executive Vice President of our Manager, owns five units.

**	Represents less than 1.0% of the outstanding units.

We are not aware of any arrangements which may at a subsequent date result in a change in control of us.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Manager is primarily responsible for managing the day to day business affairs and assets. Our Manager is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.

The Management Agreement

Our Manager manages us pursuant to the terms of the Operating Agreement and Management Agreement. While we have no employees, certain employees of our Manager provide connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2006, 2005 and 2004, were passed through to our Manager or its affiliate pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2006, 2005 and 2004, we incurred Realty management fees of $596,000, $268,000, and $272,000 respectively.

Real Estate Acquisition Fees

We pay Realty a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the years ended December 31, 2006, 2005 and 2004, we incurred acquisitions fees to Realty in the amount of $300,000, $829,000, and $912,000, respectively.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the years ended December 31, 2006, 2005 and 2004, we incurred real estate disposition fees to Realty in the amount of $500,000, $569,000 and $0, respectively, for real estate disposition fees.

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2006, 2005 and 2004, we incurred lease commissions to Realty of $947,000, $747,000 and $0, respectively.

Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our Manager of $57,000, $43,000, and $10,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For, the years ended December 31, 2006, 2005 and 2004, we incurred constructions fees to Realty in the amount of $0, $173,000 and $0, respectively.

Loan Fees

We pay Realty a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. For the years ended December 31, 2006, 2005 and 2004, $0, $107,000 and $0, respectively, was incurred to Realty for loan fees.

Acquisition Fees

We pay our Manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4.0% of the funds raised in the Private Placement. We incurred acquisition fees of $0, $0 and $1,623,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or agreed to be borne directly by our Manager as discussed above.

Related Party Financing

As of December 31, 2005, the 3500 Maple property had an outstanding unsecured non-interest bearing advance in the amount of $1,385,000 due to our Manager. On February 3, 2006, the 3500 Maple property repaid this advance in full.

Unconsolidated Debt Due to Related Parties

Our properties may obtain secured or unsecured debt financing through one or more related parties, including our Manager or its affiliates.

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of December 31, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Offering Expenses

Selling Commissions

NNN Capital Corp., the dealer manager of our offering, or the Dealer Manager, which was solely owned during the offering period by Anthony W. Thompson, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, which were re-allowed to the broker-dealer selling group. The Dealer Manager received selling commissions from us of $0, $0 and $2,944,000 for the years ended December 31, 2006, 2005 and 2004, respectively, 100.0% of which were re-allowed to participating broker dealers.

Marketing and Due Diligence Expense Reimbursement Fees

The Dealer Manager received non-accountable marketing and due diligence expense reimbursements from us of 1.5% of the aggregate gross offering proceeds from the Private Placement. The Dealer Manager received marketing and due diligence expense reimbursement fees of $0, $0 and $1,155,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Dealer Manager may re-allow up to 1.0% of these fees to participating broker dealers.

Organization and Offering Expenses

Our Manager bears some of our organization and offering costs incurred in our offerings. Our Manager was reimbursed by us for organizational and offering expenses up to 2.5% of the aggregate gross offering proceeds from our private placement of units. Our Manager was reimbursed $0, $0 and $944,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the reimbursement of organization and offering expenses incurred.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP, has served as our independent auditors from January 12, 2005 and audited our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

The following table lists the fees for services rendered by the independent auditors for 2006 and 2005:

Services	2006	2005

Audit Fees(1)	$535,000	$515,000
Audit-Related Fees(2)	47,000	142,000
Tax Fees(3)	2,000	—
All Other Fees(4)	—	—

Total	$584,000	$657,000

(1)	Audit fees billed in 2006 and 2005 consisted of the audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2006 and 2005 consisted of financial accounting and reporting consultations.

(3)	There were no tax services billed in 2005.

(4)	There were no fees billed for other services in 2006 and 2005.

Our Manager pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2006 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	95
Real Estate and Accumulated Depreciation (Schedule III)	96

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	95
Real Estate and Accumulated Depreciation (Schedule III)	96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2003 Value Fund, LLC
Santa Ana, California

We have audited the accompanying consolidated balance sheets of NNN 2003 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), unit holders’ equity and cash flows for each of three years in the period ended December 31, 2006. Our audits also include the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE, LLP

Los Angeles, California
March 30, 2007

NNN 2003 VALUE FUND, LLC

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005

ASSETS
Real estate investments:
Operating properties, net	$48,770,000	$26,794,000
Properties held for sale, net	6,984,000	68,907,000
Investments in unconsolidated real estate	7,298,000	5,631,000

	63,052,000	101,332,000
Cash and cash equivalents	644,000	10,760,000
Investment in marketable securities	—	1,860,000
Accounts receivable, net	750,000	273,000
Accounts receivable from related parties	589,000	721,000
Restricted cash	1,042,000	4,049,000
Identified intangible assets, net	5,447,000	3,788,000
Other assets - properties held for sale	1,401,000	19,423,000
Other assets, net	1,711,000	684,000
Notes receivable	2,420,000	2,300,000

Total assets	$77,056,000	$145,190,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$31,686,000	$20,915,000
Mortgage loans payable secured by properties held for sale	5,500,000	72,577,000
Accounts payable and accrued liabilities	2,279,000	3,832,000
Accounts payable due to related parties	920,000	330,000
Advances from related parties	—	1,385,000
Other liabilities - properties held for sale, net	135,000	2,333,000
Security deposits, prepaid rent and other liabilities	878,000	315,000

	41,398,000	101,687,000
Minority interests	886,000	1,283,000
Minority interests - properties held for sale	—	1,699,000

	886,000	2,982,000
Commitments and contingencies (Note 14)
Unit holders’ equity	34,772,000	40,522,000
Accumulated other comprehensive loss	—	(1,000)

Total unit holders’ equity	34,772,000	40,521,000

Total liabilities, minority interests and unit holders’ equity	$77,056,000	$145,190,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004

Revenue:
Rental income	$3,742,000	$1,262,000	$653,000
Expense:
Rental expense	2,599,000	1,203,000	1,084,000
General and administrative	754,000	1,289,000	339,000
Depreciation and amortization	2,611,000	665,000	286,000

Total Expense	5,964,000	3,157,000	1,709,000

Loss before other income (expense) and discontinued operations	(2,222,000)	(1,895,000)	(1,056,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(2,680,000)	(768,000)	(638,000)
Interest and dividend income	453,000	416,000	86,000
Gain on sale of marketable securities	134,000	344,000	—
Equity in (losses) earnings and gain on sale of unconsolidated real estate	(1,139,000)	2,510,000	(682,000)
Other income	74,000	—	—
Minority interests	19,000	(166,000)	133,000

(Loss) income from continuing operations	(5,361,000)	441,000	(2,157,000)

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	7,056,000	5,802,000	—
(Loss) income from discontinued operations	(1,314,000)	670,000	(145,000)

Total Income (loss) from discontinued operations	5,742,000	6,472,000	(145,000)

Net income (loss)	$381,000	$6,913,000	$(2,302,000)

Comprehensive income (loss):
Net income (loss)	381,000	6,913,000	(2,302,000)
Unrealized gain (loss) on marketable securities	1,000	(1,000)	—

Comprehensive income (loss)	$382,000	$6,912,000	$(2,302,000)

Net (loss) income per unit:
Continuing operations - basic and diluted	$(537.39)	$44.10	$(350.28)
Discontinued operations - basic and diluted	575.58	647.20	(23.54)

Total net income (loss) per unit - basic and diluted	$38.19	$691.30	$(373.82)

Weighted-average number of units outstanding - basic and diluted	9,976	10,000	6,158

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF UNIT HOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Number of Units	Total

BALANCE — December 31, 2003	1,887	$7,628,000
Capital Contributions, net of offering costs	8,113	33,684,000
Distributions	—	(1,908,000)
Net loss	—	(2,302,000)

BALANCE — December 31, 2004	10,000	37,102,000
Distributions	—	(3,493,000)
Net income	—	6,913,000
Unrealized loss on marketable securities	—	(1,000)

BALANCE — December 31, 2005	10,000	40,521,000
Units repurchased	(30)	(134,000)
Distributions		(5,997,000)
Net income		381,000
Unrealized gain on marketable securities		1,000

BALANCE — December 31, 2006	9,970	$34,772,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$381,000	$6,913,000	$(2,302,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of real estate	(7,056,000)	(5,802,000)	—
Gain on sale of marketable securities	(134,000)	(344,000)	—
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	2,947,000	1,757,000	2,307,000
Distributions received in excess of equity in (losses) earnings from investments and gain on sale in unconsolidated real estate	1,322,000	(1,695,000)	1,738,000
Minority interests	1,423,000	330,000	(182,000)
Allowance for doubtful accounts	(2,000)	2,000	59,000
Change in operating assets and liabilities:
Accounts receivable	(364,000)	(304,000)	(557,000)
Other assets	(939,000)	(37,000)	(415,000)
Accounts payable and accrued liabilities	(1,835,000)	(210,000)	1,250,000
Security deposits and prepaid rent	(532,000)	(372,000)	578,000

Net cash (used in) provided by operating activities	(4,789,000)	238,000	2,476,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate properties	(26,060,000)	(98,989,000)	(35,966,000)
Acquisition of investments in unconsolidated real estate	(2,657,000)	(2,103,000)	(8,772,000)
Capital expenditures	(236,000)	(4,818,000)	(420,000)
Proceeds from sale of real estate operating properties	39,818,000	32,782,000	—
Proceeds from sale of unconsolidated real estate properties	—	9,648,000	—
Purchase of marketable securities	(2,441,000)	(9,819,000)	—
Proceeds from sale of marketable securities	4,436,000	8,302,000	—
Restricted cash	3,007,000	468,000	—

Net cash provided by (used in) investing activities	15,867,000	(64,529,000)	(45,158,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgages payable	10,771,000	96,192,000	19,125,000
Principal repayments on mortgages payable and other debt	(20,077,000)	(24,940,000)	—
Repurchase of member units, net of costs	(134,000)	—	—
Principal repayments on related parties borrowings	(2,245,000)	—	—
Due to/from related parties, net	—	—	(214,000)
Payment of deferred financing costs	(330,000)	(1,202,000)	(326,000)
Issuance of units, net of offering costs	—	—	33,684,000
Minority interests distributions	(3,182,000)	(1,402,000)	(408,000)
Distributions	(5,997,000)	(3,493,000)	(1,908,000)

Net cash (used in) provided by financing activities	(21,194,000)	65,155,000	49,953,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,116,000)	864,000	7,271,000
CASH AND CASH EQUIVALENTS — beginning of year	10,760,000	9,896,000	2,625,000

CASH AND CASH EQUIVALENTS — end of year	$644,000	$10,760,000	$9,896,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	5,730,000	1,467,000	807,000
Income taxes	46,000	24,000	—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$208,000	$1,625,000	$—
Interest receivable converted to notes receivable	$120,000	$—	$—
The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Increase (decrease) in investment operating properties
Account Receivable	$115,000	$—	$—
Security deposits and prepaid rent	$—	$1,405,000	$55,000
Restricted cash	$—	$4,192,000	$70,000
Other assets	$18,000	$468,000	$123,000
Accrued expenses	$368,000	$1,372,000	$211,000
Minority interests contributions	$163,000	$85,000	$3,170,000
Notes receivable	$—	$2,300,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

The use of the words “we,” “us,” or “our” refers to NNN2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2006, we had interests in nine properties, including five consolidated interests in office properties aggregating a total gross leaseable area, or GLA, of 763,000 square feet, one consolidated interest in a land parcel for sale and three unconsolidated interests in office properties aggregating a total GLA of 1,140,000 square feet. At December 31, 2006, 52.8% of the total GLA of our consolidated properties was leased. At the time of our formation, our principal objectives were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, or the Board of Directors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin no. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2006 and 2005 and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years ended December 31, 2006, 2005 and 2004. Actual results could differ, perhaps in material adverse ways, from those estimates.

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

Allowance for Doubtful Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for doubtful current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for doubtful accounts of $0 and $2,000 at December 31, 2006 and 2005, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities

Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary, we record the change in other comprehensive income (loss) in unit holders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary. On May 17, 2006, we liquidated our marketable equity securities account. We had investments in marketable securities of $0 and $1,860,000 as of December 31, 2006 and 2005, respectively. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security.

Purchase Price Allocation

In accordance with Statements of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Properties

Operating properties are carried at the lower of historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to eleven years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. There were no impairment losses incurred during the years ended December 31, 2006, 2005 and 2004.

Properties Held for Sale

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

SFAS, No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. In addition, a property being held for sale ceases to be depreciated. On February 24, 2005, we sold Satellite Place, on April 13, 2005, we sold Financial Plaza, on December 19, 2005, we sold Southwood Tower property, on January 24, 2006, we sold Oakey Building, and on October 31, 2006, we finalized the sale of 3500 Maple property. In addition, the Daniels Road land parcel was designated as held for sale on December 12, 2006, and the Interwood property was offered for sale to an entity also managed by our Manager through our Manager and designated as held for sale on December 22, 2006. As a result of such sales and designations, we reclassified amounts related to Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, 3500 Maple property, Daniels Road land parcel, and the Interwood property in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, 3500 Maple property, Daniels Road land parcel, and the Interwood Property have been excluded from our results from continuing operations for all periods presented herein. The financial results for Satellite Place, Financial Plaza, Southwood Tower, Oakey Building, 3500 Maple property, Daniels Road land parcel, and the Interwood property are presented in our consolidated statements of operations in a single line item entitled Income (loss) from discontinued operations and the related assets and liabilities are presented in the consolidated balance sheet line items entitled Properties held for sale, net, Other assets — properties held for sale, Mortgage loans payable secured by properties held for sale, Other liabilities — properties held for sale, net and Minority interests — properties held for sale.

Other Assets

Other assets consist primarily of deferred rent receivables, leasing commissions, deferred financing costs, prepaid expenses and deposits. Costs incurred for property leasing have been capitalized as deferred assets. Deferred financing costs included amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes

The following table lists the derivative financial instrument held by us as of December 31, 2006:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(38,000)	SWAP	05/12/2008

We did not have any derivative financial instruments at any our consolidated properties as of December 31, 2005.

Derivatives are recognized as either assets or liabilities in our consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statement of operations and comprehensive income (loss) in the period of change.

Revenue Recognition

In accordance with SFAS No. 13, Accounting for Leases, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2006 and 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2006, we had interests in two consolidated properties located in Texas which accounted for 30.2% of our total rental revenue, one consolidated property located in Oregon which accounted for 22.2% of our total rental revenue, one consolidated property located in California which accounted for 25.0% of our total rental revenue, and one consolidated property located in Colorado which accounted for 22.6% of our total rental revenue. These rental revenues are based on contractual base rent from leases in effect as of December 31, 2006. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, four of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2006 Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

GSA-FBI	$1,035,000	17.6%	901 Civic	49,000	05/03/08
Administaff Services, LP	$1,012,000	17.2%	Interwood	52,000	09/30/14
PRC	$956,000	16.3%	Tiffany Square	96,000	05/31/13
Westwood College of Technology	$763,000	13.0%	Executive Center I	44,000	01/31/13

*	Annualized rental revenue is based on contractual base rent from leases in effect at December 31, 2006.

As of December 31, 2005, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2005 Annual	2005 Annual		Footage	Expiration
Tenant	Base Rent(*)	Base Rent	Property	(Approximately)	Date

Heritage Capital Corporation	$1,575,000	14.5%	3500 Maple	75,000	06/30/15

*	Annualized rental revenue is based on contractual base rent from leases in effect at December 31, 2005.

As of December 31, 2004, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2004 Annual	2004 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

General Service Administration (IRS)	$3,014,000	37.72%	Oakey Building	84,000	05/31/05

*	Annualized rental revenue is based on contractual base rent from leases in effect at December 31, 2004.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 107, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, investments in marketable securities, accounts payable and accrued expenses and mortgage loans payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realization. Marketable securities are carried at fair value. The fair value of due to and from related parties is not determinable due to its related party nature. Based on borrowing rates available to us, the fair value of our mortgage debt including properties held for sale at December 31, 2006 and 2005 was $38,992,000 and $109,775,000, respectively.

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

Per Unit Data

We report earnings per unit pursuant to SFAS No. 128, Earnings Per Unit. Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of units outstanding during the period. Diluted earnings per unit are computed based on the weighted-average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities during the years ended December 31, 2006, 2005 and 2004.

Net (loss) income per unit is calculated as follows:

	Years Ended December 31,
	2006	2005	2004

(Loss) income from continuing operations	$(5,361,000)	$441,000	$(2,157,000)
Income (loss) from discontinued operations	5,742,000	6,472,000	(145,000)

Net income (loss)	$381,000	$6,913,000	$(2,302,000)

Net (loss) income per unit — basic and diluted:
Continuing operations - basic and diluted	$(537.39)	$44.10	$(350.28)
Discontinued operations - basic and diluted	575.58	647.20	(23.54)

Total net income (loss) per unit — basic and diluted	$38.19	$691.30	$(373.82)

Weighted-average number of units outstanding — basic and diluted	9,976	10,000	6,158

Segments

We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Minority Interests

A minority interest relates to the interest in the consolidated entities that are not wholly-owned by us.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN No. 48 in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact of adopting this standard, if any, will have on our consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in Real Estate

Operating Properties

Our investment in our consolidated properties consisted of the following at December 31, 2006 and 2005:

	2006	2005

Buildings and tenant improvements	$40,151,000	$20,710,000
Land	10,305,000	6,656,000

	50,456,000	27,366,000
Less: accumulated depreciation	(1,686,000)	(572,000)

	$48,770,000	$26,794,000

Depreciation expense was $1,172,000, $391,000 and $182,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

2006 Acquisitions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property acquisition fee in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

We acquired interests in the following properties during 2006:

Consolidated Properties

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we purchased, in cash, a 96.9% interest in the 901 Civic Center Drive building, a four-story office building with 99,000 square feet of GLA located in Santa Ana, California, from an unaffiliated third party for a total purchase price of $14,700,000. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Realty was paid an acquisition fee of $300,000, or approximately 2.0% of the purchase price. A real estate commission of $147,000, or 1.0% of the purchase price, was paid to an unaffiliated broker.

Tiffany Square — Colorado Springs, Colorado

On November 15, 2006, we purchased, in cash, for a purchase price of $11,052,000, the Tiffany Square property, an 184,000 square feet of GLA, two-story office building located in Colorado Springs, Colorado. The property was purchased through a foreclosure sale from an unaffiliated third party lender. Prior to the property being foreclosed upon, our Manager had managed the property pursuant to a sub-management agreement with the TMP Group, Inc., the sponsor of TMP Tiffany Square LP, the entity that owned the property before it went into foreclosure. Mr. Thompson was a 50% shareholder of the TMP Group, Inc. We did not incur an acquisition fee for this transaction.

Unconsolidated Properties

Chase Tower — Austin, Texas

On July 3, 2006, we purchased a 14.8% interest in Chase Tower, a twenty-one story office building of 389,000 square feet of GLA located in Austin, Texas, from NNN Chase Tower, LLC, an entity also managed by our Manager, for a purchase price of $10,279,000. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned by Opportunity Fund VIII, an entity also managed by our Manager, NNN Chase Tower,

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LLC, and an unaffiliated third party, respectively. Our purchase was financed with a secured loan from MMA Realty Capital, LLC for $8,100,000, due June 30, 2009, which bears interest at the one-month London Interbank Offered Rate, or LIBOR, plus 300 basis points (8.35% at December 31, 2006) requiring interest-only payments. The initial term of the loan is three years and contains two one-year options provided that the loan is in good standing and meets certain debt service coverage ratio requirements. Realty did not receive an acquisition fee from the acquisition of our interest in the property.

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

2006 Dispositions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We sold our interest in the following properties during 2006:

Consolidated Properties

Oakey Building — Las Vegas, Nevada

On January 24, 2006, we sold the Oakey Building located in Las Vegas, Nevada, of which we owned 75.4%, to Trans-Aero Land & Development Company, an unaffiliated third party for $22,250,000. The sale resulted in a gain of approximately $5,543,000. A rent guaranty of $1,424,000 was held in escrow; $1,401,000 was paid to the buyer on a monthly basis over time and we received approximately $23,000 back from this escrow deposit on January 3, 2007. Realty was paid a property disposition fee of $500,000, or approximately 2.2% of the total sales price. Real estate commissions of $668,000, or approximately 3.0% of the total sales price were paid to unaffiliated brokers. The minority interest holders paid an additional $117,000 to our Manager as an incentive payment based on the performance of the property pursuant to their operating agreement.

3500 Maple — Dallas, Texas

On February 10, 2006, June 13, 2006, October 16, 2006 and October 31, 2006, we sold 14.0%, 21.5%, 53.7% and 9.8% respectively, of our interest in the 3500 Maple property located in Dallas, Texas, for a total sales price of $66,330,000 to NNN 3500 Maple, LLC, an entity also managed by our Manager, resulting in a gain of approximately $1,173,000. In connection with our sale of the property, NNN 3500 Maple, LLC assumed $46,530,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $11,207,000 was reimbursed to us for the mezzanine debt that we previously paid off; (ii) $1,032,000 was held by us as an amount payable to the 3500 Maple property; and (iii) $398,000 was paid to Realty.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Acquisitions

Pursuant to our Operating Agreement, our Manager or its affiliate is entitled to a property acquisition fee in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We acquired interests in the following properties during 2005:

Consolidated Properties

Interwood — Houston, Texas

On January 26, 2005, we purchased the Interwood property, an 80,000 square foot, two-story office building located in Houston, Texas. The property was purchased from an unaffiliated third party for a purchase price of $8,000,000. We financed the property with a two-year $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle, which bears interest at one-month LIBOR plus 300 basis points, requiring interest-only payments. Realty was paid an acquisition fee of $250,000, or approximately 3.1%, of the purchase price. See Note 18, Subsequent Events, Property Disposition.

Woodside Corporate Park — Beaverton, Oregon

On September 30, 2005, we purchased five office buildings at Woodside Corporate Park, or the Woodside property, totaling 195,000 square feet of GLA from an unaffiliated third party for a purchase price of $22,862,000. The Woodside property is part of the 13-building Woodside Corporate Park master-planned office and flex campus located in Beaverton, a suburb of Portland, Oregon. The property was financed with a mortgage loan from Wrightwood Capital Lender, LLC in the amount of $15,915,000, which bears interest at one-month LIBOR plus 335 basis points, requiring interest-only payments. Realty was paid an acquisition fee of $579,000, or approximately 2.5% of the purchase price.

Daniels Road land parcel — Heber City, Utah

On October 14, 2005, we purchased 1590 South Daniels, a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured home, located in Heber City, Utah. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000. We did not incur an acquisition fee for this transaction. See Note 18, Subsequent Events, Property Disposition.

3500 Maple — Dallas, Texas

On December 27, 2005, we purchased a 99.0% interest in 3500 Maple Avenue, a 375,000 square-foot office building located in Dallas, Texas, from an unaffiliated third party. An affiliated entity, NNN 3500 Maple, LLC, purchased the remaining 1.0% interest. The total purchase price was $66,500,000. The purchase was financed with: (i) a first mortgage loan from Wachovia Bank, National Association, or Wachovia, of $47,000,000 due in ten years with an effective fixed interest rate of 5.77% per annum, requiring interest-only payments for five years and a 30-year amortization thereafter; and (ii) a mezzanine loan from Wachovia of $11,320,000 due in ten years with a floating interest rate of 500 basis points over the 30-day LIBOR for 120 days and a floating interest rate of 1,000 basis points over the 30-day LIBOR thereafter. We did not incur an acquisition fee for this transaction.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Dispositions

Pursuant to our Operating Agreement and Management Agreement, our Manager or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We sold our interest in the following properties during 2005:

Consolidated Properties

Southwood Tower — Houston, Texas

On December 19, 2005, we sold Southwood Tower, our wholly-owned property located in Houston, Texas, to an unaffiliated third party for a sales price of $9,373,000. Our cash proceeds were $7,493,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,402,000. Realty was paid a disposition fee of $94,000, or approximately 1.0% of the sales price. Real estate sales commissions of $375,000, or approximately 4.0% of the sales price, were paid to unaffiliated brokers. For income tax reporting purposes, the gain on the sale of Southwood Tower was recognized in 2006 as an installment sale gain under Internal Revenue Code Section 453.

As part of the sale of Southwood Tower, a leasing reserve escrow account was funded at the close of the sale with $1,148,000 which will pay for vacant space within the sold building for a period of five years. The purchaser will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements. We have accounted for this as an escrow deposit with offsetting deferred revenue. We have and will continue to recognize revenue upon the release of escrow funds to us.

Financial Plaza — Omaha, Nebraska

On April 13, 2005, we sold Financial Plaza, our wholly-owned property, located in Omaha, Nebraska, to an unaffiliated third party for a sales price of $9,500,000. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000 that bears interest at a fixed rate of 8.0% per annum and matures on April 1, 2008. The note requires monthly interest-only payments. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of approximately $3,015,000. Realty was paid a disposition fee of $475,000, or 5.0% of the sales price.

Satellite Place — Atlanta, Georgia

On February 24, 2005, we sold Satellite Place, our wholly-owned property located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, for a sales price of $19,410,000. Because the property was purchased by tenant-in-common, or TIC, entities also managed by our Manager, our Manager engaged an independent third party to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of approximately $385,000. We did not incur a disposition fee for this transaction.

Unconsolidated Properties

Emerald Plaza Building — San Diego, California

On November 10, 2005, our Manager sold the Emerald Plaza Building located in San Diego, California, of which we owned a 4.6% interest, to an unaffiliated third party for a total sales price of $123,634,000. Our cash proceeds were $2,405,000 after closing costs and other transaction expenses. The sale resulted in a gain

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $988,000. Realty was paid a total property disposition fee of $2,250,000, or approximately 1.8% of the total sales price, of which we paid $104,000, or approximately 0.08% of the total sales price. Real estate sales commissions of $700,000, or approximately 0.6% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes payable due to our Manager and its affiliate were paid in full.

801 K Street — Sacramento, California

On August 26, 2005, our Manager sold 801 K Street located in Sacramento, California, of which we owned an 18.3% interest, to an unaffiliated third party for a total sales price of $79,350,000. Our cash proceeds were $7,244,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,079,000. Realty was paid a total property disposition fee of $2,550,000, or approximately 3.2% of the total sales price, of which we paid $467,000, or approximately 0.59% of the total sales price. Sales commissions of $555,000, or approximately 0.7% of the total sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to our Manager and its affiliate were paid in full.

2004 Acquisitions

Pursuant to our Operating Agreement, our Manager or its affiliate is entitled to a property acquisition fee in connection with our acquisition of properties. Certain acquisition fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

We acquired interests in the following properties during 2004:

Consolidated Properties

Oakey Building — Las Vegas, Nevada

On April 2, 2004, we purchased a 75.4% interest in the Oakey Building, a four-story, Class A office building of 98,000 square feet located in Las Vegas, Nevada. In the purchase transaction, T REIT, Inc., an affiliated party, who is also managed by our Manager, acquired a 9.8% interest in the Oakey Building and unaffiliated members acquired the remaining 14.8%. The total purchase price for the Oakey Building was $8,137,000. Our initial investment was $6,178,000. The purchase was financed by $4,000,000 in borrowings secured by the property. The loan is payable to the Ivan Halaj and Vilma Halaj Inter Vivos Trust. The loan requires principal and interest payments at a fixed interest rate of 10.0% per annum until the due date of April 1, 2006. On April 1, 2006, the loan was extended until October 1, 2006 and from that date bears interest at a fixed interest rate of 8.0% per annum. Realty was paid an acquisition fee of $237,000, or approximately 2.9% of the purchase price. On September 6, 2006, the $4,000,000 first mortgage loan secured by the Oakey Building property was refinanced with LaSalle providing a refinance of the existing mortgage, construction and tenant improvement financing loan of $5,585,000 and additional financing for operating requirements and interest expense during the construction period up to $1,065,000. The loan term provides for our option of LaSalle’s prime rate or three months LIBOR plus 2.00% per annum. The loan was to mature on September 6, 2007. We were required to make interest-only payments.

Southwood Tower — Houston, Texas

On October 27, 2004 we purchased Southwood Tower, a Class A office building of 79,000 square feet of GLA located in Houston, Texas. The property was purchased from an unaffiliated third party for a cash purchase price of $5,461,000. Realty was paid an acquisition fee of $159,000, or approximately 2.9% of the purchase price.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Plaza — Omaha, Nebraska

On October 29, 2004 we purchased Financial Plaza, a four-story, Class A office building of 86,000 square feet of GLA located in Omaha, Nebraska. The property was purchased from an unaffiliated third party for a purchase price of $5,660,000. At acquisition, we obtained a first mortgage loan from American Express Certificate Company in the amount of $4,125,000, which bears interest at a 6-month LIBOR plus 180 basis points. The initial term of the loan is three years from the date of acquisition. Realty was paid an acquisition fee of $160,000, or approximately 2.8% of the purchase price,

Satellite Place — Atlanta, Georgia

On November 29, 2004, we purchased Satellite Place, two single-story, Class A office buildings totaling 178,000 square feet located in Atlanta, Georgia. The property was purchased from an unaffiliated third party for a purchase price of $18,300,000. At acquisition, we obtained a first mortgage loan from LaSalle in the amount of $11,000,000, which bears interest at 30-day LIBOR plus 275 basis points. The initial term of the loan is six months from the date of acquisition with one six-month option to extend and had an option to convert to fixed-rate debt with LaSalle in favor of the borrower anytime during the term. Realty was paid an acquisition fee of $356,000, or approximately 1.9% of the purchase price.

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

The property was purchased from an unaffiliated third party for a total purchase price of $65,780,000. Our total investment consisted of $12,064,000. We used the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from HSH Nordbank AG in the amount of $41,350,000. The loan bears interest at a 30-day LIBOR plus 200 basis points until the property reaches 80.0% leasing at which time interest was reduced to 30-day LIBOR plus 190 basis points. The first 24 months of the loan term are interest only; the last 12 months of the initial loan term are amortized with $56,250 monthly principal payments. The initial term of the loan was three years, due March 2007. The borrower had an option to extend the maturity date for two 12-month terms. Realty was paid a total acquisition fee of $1,500,000, or approximately 2.3% of the total purchase price, of which we paid $275,000, or approximately 0.42% of the total purchase price.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enterprise Technology Center — Scotts Valley, California

On May 7, 2004, we purchased an 8.5% interest in Enterprise Technology Center, a Class A office building campus of 370,000 square feet located in Scotts Valley, California.

As of December 31, 2006, Enterprise Technology Center was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Enterprise Way, LLC	11.6%
Unaffiliated third parties (combined)	88.4%

As of December 31, 2006, NNN Enterprise Way, LLC, which owns an aggregate 11.6% interest in Enterprise Technology Center, was owned by the following members, with the proportionate membership interest and interest in Enterprise Technology Center listed respectively:

		Interest in
		Enterprise
	Membership Interest in	Technology Center
Members	NNN Enterprise Way, LLC	Property

NNN 2003 Value Fund, LLC	73.3%	8.5%
Unaffiliated members (combined)	26.7%	3.1%

The property was purchased from an unaffiliated third party for a total purchase price of $61,300,000. Our total investment consisted of $5,233,000. We use the equity method of accounting to account for this investment. At acquisition, the owners obtained a first mortgage loan from UBS Investment Bank, in the amount of $36,500,000, which bears interest at a variable rate of prime plus 1.0% per annum with a floor of 5.5%. The note requires monthly interest only payments. The initial term of the loan is 36 months and may be extended by the borrower for an additional 24 months. Realty was paid a total acquisition fee of $1,800,000, or approximately 2.9% of the total purchase price, of which we paid $153,000, or 0.25% of the total purchase price.

Emerald Plaza — San Diego, California

On June 14, 2004, we purchased a 4.6% interest in the Emerald Plaza Building. Emerald Plaza is a Class A office tower of 355,000 square feet located in downtown San Diego, California.

Through the date of disposition, Emerald Plaza was owned by the following interest holders as TIC’s:

Tenants-in-Common	Interest Held

NNN Emerald Plaza, LLC	20.5%
Unaffiliated third parties (combined)	77.6%
AWT Family, LP, a limited partnership wholly-owned by Anthony W. Thompson	1.9%

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through the date of disposition, NNN Emerald Plaza, LLC which owns an aggregate 20.5% interest in Emerald Plaza, was owned by the following members, with the proportionate membership interest and interest in Emerald Plaza listed, respectively:

		Interest in
	Membership Interest in	Emerald Plaza
Members	NNN Emerald Plaza, LLC	Property

NNN 2003 Value Fund, LLC	22.2%	4.6%
Unaffiliated Members (combined)	64.2%	13.1%
T REIT, Inc.	13.2%	2.7%
Affiliated Members (combined)	0.4%	0.1%

The LLC members include T REIT, Inc., an affiliated party that is also managed by our Manager, and affiliated members, including two members of the Board of Managers.

Emerald Plaza was purchased from an unaffiliated third party for a purchase price of $100,940,000. Our investment consisted of $4,595,000. We used the equity method of accounting to account for this investment. The property was financed with a $68,500,000 secured loan from Citigroup Global Markets Realty Corp. The loan requires interest only payments through the maturity date of June 17, 2007 at a variable interest rate based on 30-day LIBOR plus 245 basis points. Realty was paid a total acquisition fee of $2,940,000, or approximately 2.9% of the purchase price, of which we paid $135,000, or 0.13%.

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate at December 31, 2006 and 2005:

		Ownership	December 31,	December 31,
Description	Location	Percentage	2006	2005

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,528,000	$2,638,000
Chase Tower	Austin, TX	14.8	2,108,000	—
Executive Center II & III	Dallas, TX	41.1	2,662,000	2,993,000

Total			$7,298,000	$5,631,000

Summarized combined financial information about our unconsolidated real estate is as follows:

	December 31,	December 31,
	2006	2005

Balance Sheet Data:
Assets (primarily real estate)	$170,089,000	$87,238,000

Mortgage loans and other debt payable	$107,621,000	$50,851,000
Other liabilities	19,434,000	6,614,000
Equity	43,034,000	29,773,000

Total liabilities and equity	$170,089,000	$87,238,000

Our share of equity	$7,298,000	$5,631,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004

Revenues	$18,512,000	$27,401,000	$23,117,000
Rental and other expenses	22,821,000	29,168,000	26,767,000

Net loss	$(4,309,000)	$(1,767,000)	$(3,650,000)

Our equity in losses	$(1,173,000)	$(557,000)	$(682,000)

Gain on sale of unconsolidated real estate	$34,000	$3,067,000	$—

Equity in (losses) earnings and gain on sale of unconsolidated real estate	$(1,139,000)	$2,510,000	$(682,000)

4.	Marketable Equity Securities

On May 17, 2006, we liquidated our marketable equity securities account. Sales of equity securities resulted in realized gains of $156,000 and $387,000 for the years ended December 31, 2006 and 2005, respectively. Sales of equity securities resulted in realized losses of $22,000 and $43,000 for the years ended December 31, 2006 and 2005, respectively. The fair market value and the historical cost of our marketable equity securities at December 31, 2005, were $1,860,000 and $1,861,000, respectively. There were no marketable equity securities at December 31, 2006.

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	December 31,
	2006	2005

In place leases, above market leases and tenant relationships, net of accumulated amortization of $1,417,000 and $555,000 at December 31, 2006 and 2005, respectively (with a weighted-average life of 55 months, 68 months, and 106 months for in-place leases, above market leases and tenant relationships, respectively, at December 31, 2006 and a weighted-average life of 48 months, 57 months, and 91 months for in-place leases, above market leases and tenant relationships, respectively, at December 31, 2005)	$5,447,000	$3,788,000

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2006, 2005 and 2004 was $1,850,000, $379,000 and $104,000 respectively.

Estimated amortization expense of the identified intangible assets as of December 31, 2006 for each of the five succeeding fiscal years is as follows:

Year	Amount

2007	$1,184,000
2008	$925,000
2009	$736,000
2010	$659,000
2011	$628,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets

Other assets consisted of the following:

	December 31,	December 31,
	2006	2005

Deferred rent receivable	$317,000	$121,000
Deferred financing costs, net of accumulated amortization of $227,000 and $33,000 as of December 31, 2006 and December 31, 2005, respectively	340,000	259,000
Lease commissions, net of accumulated amortization of $52,000 and $10,000 as of December 31, 2006 and December 31, 2005, respectively	932,000	158,000
Prepaid expenses, deposits and other	122,000	146,000

Total other assets	$1,711,000	$684,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the sale of Financial Plaza. On February 6, 2006, we executed a new note with the buyer of Financial Plaza, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of December 31, 2006 was $2,420,000. The Modified Note is secured by the property and bears interest at a fixed rate of 8.00% per annum. The Modified Note requires monthly interest-only payments to us with all unpaid principal and interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the property securing the Modified Note. The Modified Note is personally guaranteed by the buyer of Financial Plaza. In accordance with SFAS No. 144 and our evaluation of potential impairment losses, we determined there was no impairment at December 31, 2006.

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans and mortgage loans, including properties held for sale, of $37,186,000 and $93,492,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the effective interest rates on mortgage loans ranged from 7.60% to 13.35% per annum and 5.80% to 10.00% per annum, respectively, and the weighted-average effective interest rate was 8.72% and 6.85% per annum, respectively. The loans mature at various dates through September 2008. As of December 31, 2006, none of our mortgage loans have monthly principal payments.

The composition of our aggregate debt balances at December 31, 2006 and 2005 were as follows:

			Weighted-Average
			Interest Rate
	Total Debt December 31,		December 31,
	2006	2005	2006	2005

Mortgage and other debt:
Mortgage	$37,186,000	$93,492,000	8.72%	6.85%
Other debt	—	$1,385,000	—	—
Fixed rate and variable rate:
Fixed rate	$5,000,000	$52,000,000	10.00%	6.18%
Variable rate	$32,186,000	$41,492,000	8.52%	7.70%

Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006, we were in compliance with all such covenants.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount

2007	$10,500,000
2008	26,686,000
2009	—
2010	—
2011	—
Thereafter	—

Total	$37,186,000

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the years ended December 31, 2006 and 2005 we borrowed $0 and $1,315,000, respectively, and repaid $0 and $1,315,000, respectively, on margin. As of December 31, 2006 and December 31, 2005, we had no margin liabilities outstanding. We have complied with Merrill Lynch’s margin lending policy for the years ended December 31, 2006 and December 31, 2005.

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statement of operations and comprehensive income (loss) in the period of change.

The following table lists the derivative financial instrument held by us as of December 31, 2006:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(38,000)	SWAP	05/12/2008

We recorded $40,000 to interest expense, related to the change in the swap fair value, for the year ended December 31, 2006. There were no derivative instruments outstanding as of December 31, 2005.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Minority Interests

A minority interest relates to the interest in the following consolidated limited liability companies and property with TIC ownerships interests that are not wholly-owned by us as of December 31, 2006:

	Date	Minority
Entity	Acquired	Interests

NNN 801K Street, LLC	03/31/04	15.0%
NNN Oakey Building 2003, LLC	04/02/04	24.5%
NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

A minority interest relates to the interests in the following consolidated limited liability companies and property with TIC ownerships interests that are not wholly-owned by us as of December 31, 2005:

	Date	Minority
Entity	Acquired	Interests

NNN Executive Center, LLC	08/01/03	23.2%
NNN 801K Street, LLC	03/31/04	15.0%
NNN Oakey Building 2003, LLC	04/02/04	24.5%
NNN Enterprise Way, LLC	05/07/04	26.7%
NNN 3500 Maple, LLC	12/27/05	1.0%

11.	Unit Holders’ Equity

Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of units with different rights with respect to distributions. As of December 31, 2006, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. On March 9, 2006, we repurchased 30 Class B units for $134,000, which approximated the net proceeds we originally received (after offering costs) from the original issuance. As of December 31, 2005, 4,000 Class A units were issued, with aggregate gross proceeds of $20,000,000; 3,200 Class B units were issued with aggregate gross proceeds of $16,000,000 and 2,800 Class C units were issued with aggregate gross proceeds of $14,000,000.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2006, 2005 and 2004, distributions of $600, $352 and $352 per unit were declared, aggregating approximately $5,997,000, $3,493,000 and $1,908,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

In connection with the sale of units, we incurred $0, $0 and $6,880,000 of costs related to the issuance and distribution of the units during the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts include $0, $0, and $4,099,000 during the years ended December 31, 2006, 2005 and 2004, respectively, incurred to NNN Capital Corp., the dealer manager of our offering, which is wholly-owned by NNN Realty Advisors. These costs are comprised of selling commissions and marketing and due diligence expenses. The dealer manager re-allowed all of the commissions and some of the marketing and due diligence expenses to participating broker dealers. In addition, $0, $0 and $2,567,000 was paid to our Manager for offering expenses during the years ended December 31, 2006, 2005 and 2004, respectively.

12.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2015 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2006, are summarized as follows:

Year Ending	Amount

2007	$5,701,000
2008	5,200,000
2009	4,384,000
2010	4,014,000
2011	3,759,000
Thereafter	6,983,000

Total	$30,041,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2006, 2005, and 2004, the amount of contingent rent earned by us was not significant.

13.	Related Party Transactions

The Management Agreement

Our Manager manages us pursuant to the terms of the Operating Agreement. While we have no employees, certain employees of our Manager provide connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and property management agreement, or the Management Agreement, between us and Realty. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2006, 2005 and 2004, were passed through to our Manager or its affiliate pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2006, 2005 and 2004, we incurred Realty management fees of $596,000, $268,000, and $272,000 respectively.

Real Estate Acquisition Fees

We pay Realty a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the years ended December 31, 2006, 2005 and 2004, we incurred acquisitions fees to Realty in the amount of $300,000, $829,000, and $912,000, respectively.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the years ended December 31, 2006, 2005 and 2004, we incurred real estate disposition fees to Realty in the amount of $500,000, $569,000 and $0, respectively, for real estate disposition fees.

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2006, 2005 and 2004, we incurred lease commissions to Realty of $947,000, $747,000 and $0, respectively.

Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our Manager of $57,000, $43,000, and $10,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For, the years ended December 31, 2006, 2005 and 2004, we incurred constructions fees to Realty in the amount of $0, $173,000 and $0, respectively.

Loan Fees

We pay Realty a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. For the years ended December 31, 2006, 2005 and 2004, $0, $107,000 and $0, respectively, was incurred to Realty for loan fees.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Fees

We pay our Manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4.0% of the funds raised in the Private Placement. We incurred acquisition fees of $0, $0 and $1,623,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Related Party Accounts Receivable/ Payable

Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or agreed to be borne directly by our Manager as discussed above.

Related Party Financing

As of December 31, 2005, the 3500 Maple property had an outstanding unsecured non-interest bearing advance in the amount of $1,385,000 due to our Manager. On February 3, 2006, the 3500 Maple property repaid this advance in full.

Unconsolidated Debt Due to Related Parties

Our properties may obtain secured or unsecured debt financing through one or more related parties, including our Manager or its affiliates.

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of December 31, 2006 and December 31, 2005. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

Total	$1,445,000	$594,000

Offering Expenses

Selling Commissions

NNN Capital Corp., the dealer manager of our offering, or the Dealer Manager, which was solely owned during the offering period by Anthony W. Thompson, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, which were re-allowed to the broker-dealer selling group. The Dealer Manager received selling commissions from us of $0, $0 and $2,944,000 for the years ended December 31, 2006, 2005 and 2004, respectively, 100.0% of which were re-allowed to participating broker dealers.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and Due Diligence Expense Reimbursement Fees

The Dealer Manager received non-accountable marketing and due diligence expense reimbursements from us of 1.5% of the aggregate gross offering proceeds from the Private Placement. The Dealer Manager received marketing and due diligence expense reimbursement fees of $0, $0 and $1,155,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Dealer Manager may re-allow up to 1.0% of these fees to participating broker dealers.

Organization and Offering Expenses

Our Manager bears some of our organization and offering costs incurred in our offerings. Our Manager was reimbursed by us for organizational and offering expenses up to 2.5% of the aggregate gross offering proceeds from our private placement of units. Our Manager was reimbursed $0, $0 and $944,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the reimbursement of organization and offering expenses incurred.

14.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with GAAP. Generally, the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the tables. In addition, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect on our Manager’s program and aggregate portfolio operating results is: (i) an aggregate overstatement of $1,730,000 attributable to its private real estate programs; and (ii) an aggregate understatement of $1,405,000 attributable to its private notes programs, resulting in a total net overstatement of approximately $325,000 for cash generated after payment of cash distributions.

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

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $107,621,000 and $50,851,000 at December 31, 2006 and 2005, respectively. Our share of unconsolidated debt based on our ownership percentage was $17,912,000 and $9,300,000 at December 31, 2006 and 2005, respectively.

		December 31, 2006		December 31, 2005
			NNN 2003		NNN 2003
			Value Fund,		Value Fund,
	Ownership	Mortgage and Other	LLC’s portion	Mortgage and Other	LLC’s portion
Property	Percentage	Debt Balance	of Debt	Debt Balance	of Debt

Enterprise Technology Center	8.5%	$34,943,000	$2,970,000	$35,580,000	$3,024,000
Chase Tower	14.8	56,764,000	8,401,000	—	—
Executive Center II & III	41.1	15,914,000	6,541,000	15,271,000	6,276,000

Total		$107,621,000	$17,912,000	$50,851,000	$9,300,000

On December 28, 2005, our Manager refinanced the Executive Center II & III property with LaSalle as follows: (i) a senior loan of $13,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 0.50% or LIBOR plus 2.25% (7.60% at December 31, 2006), requiring interest-only payments; and (ii) a mezzanine loan of $3,000,000 due December 28, 2008, and at the borrower’s option, a rate equal to LaSalle’s prime rate plus 5.00% or LIBOR plus 7.60% (12.95% at December 31, 2006), requiring interest-only payments until specified tenant lease payments begin, at which time an additional monthly principal payment of $25,000 will be required and applied to the mezzanine principal loan balance.

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2006 and 2005, we were in compliance with all such covenants or have obtained waivers in any instances of non-compliance.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net income (loss) and the net gain on dispositions of operating properties sold as of December 31, 2006 or classified as held for sale as of December 31, 2006 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2006 and 2005, discontinued operations included the net income (loss) of five properties sold as of December 31, 2006 and two properties classified as held for sale as of December 31, 2006.

Property	Date Purchased	Date Designated for Sale	Date Sold

Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007
3500 Maple Building	December 27, 2005	December 27, 2005	14.0% sold on February 10, 2006 21.5% sold on June 13, 2006 53.7% sold on October 16, 2006 9.8% sold on October 31, 2006
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006
Southwood Tower	October 27, 2004	June 1, 2005	December 19, 2005
Financial Plaza	October 29, 2004	January 15, 2005	April 13, 2005
Satellite Place	November 29, 2004	December 17, 2004	February 24, 2005

The following table summarizes the income (loss) and expense components that comprised discontinued operations for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Rental income	$9,009,000	$4,757,000	$2,215,000
Rental expense	(4,986,000)	(2,060,000)	(1,021,000)
Depreciation and amortization	(565,000)	(1,149,000)	(1,025,000)

Income before other expense	3,458,000	1,548,000	169,000
Interest expense (including amortization of deferred financing costs)	(3,331,000)	(714,000)	(363,000)
Minority interests	(1,441,000)	(164,000)	49,000

(Loss) income from discontinued operations — properties held for sale, net	(1,314,000)	670,000	(145,000)
Gain on sale of real estate including minority interest on sale of real estate	7,056,000	5,802,000	—

Total income (loss) from discontinued operations	$5,742,000	$6,472,000	$(145,000)

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the properties held for sale balance sheet information is as follows:

	December 31,	December 31,
	2006	2005

Operating properties, net of accumulated amortization of $320,000 and $292,000, at December 31, 2006 and 2005, respectively	$6,984,000	$68,907,000

Identified intangible assets, net of accumulated amortization of $512,000 and $245,000 at December 31, 2006 and 2005, respectively	1,185,000	17,074,000
Lease commissions, net of accumulated amortization of $0 and $39,000 at December 31, 2006 and 2005, respectively	131,000	658,000
Loan fees, net of accumulated amortization of $177,000 and $111,000 at December 31, 2006 and 2005, respectively	8,000	802,000
Other assets	77,000	889,000

Total other assets	1,401,000	19,423,000

Total Assets	$8,385,000	$88,330,000

Mortgage loans payable	$5,500,000	$72,577,000
Security deposits, prepaid rent, and other liabilities	135,000	2,333,000

Total Liabilities	$5,635,000	$74,910,000

Minority interests	$—	$1,699,000

16.	Selected Quarterly Financial Data (unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Revenue	$1,145,000	$912,000	$980,000	$705,000
Expense	1,610,000	1,889,000	1,416,000	1,049,000

Loss before other (expense) income and discontinued operations	$(465,000)	$(977,000)	$(436,000)	$(344,000)
Other expense	$(644,000)	$(760,000)	$(456,000)	$(159,000)
Equity in (losses) earnings and gain on sale of unconsolidated real estate	$(385,000)	$(350,000)	$(195,000)	$(209,000)
Minority interests	5,000	12,000	7,000	(5,000)

Loss from continuing operations	$(1,489,000)	$(2,075,000)	$(1,080,000)	$(717,000)
Discontinued operations	728,000	64,000	811,000	4,139,000

Net (loss) income	$(761,000)	$(2,011,000)	$(269,000)	$3,422,000

(Losses) earnings per unit — basic and diluted
Continuing operations	$(149.35)	$(208.13)	$(108.33)	$(71.75)
Discontinued operations	73.02	6.42	81.34	414.19

Total (losses) earnings per unit — basic and diluted	$(76.33)	$(201.71)	$(26.99)	$342.44

Weighted-average number of units	9,970	9,970	9,970	9,993

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Revenue	$705,000	$240,000	$141,000	$176,000
Expense	1,760,000	486,000	532,000	379,000

Loss before other (expense) income and discontinued operations	$(1,055,000)	$(246,000)	$(391,000)	$(203,000)
Other (expense) income	$(78,000)	$146,000	$47,000	$(123,000)
Equity in earnings (losses) and gain on sale of unconsolidated real estate	$639,000	$1,985,000	$(273,000)	$159,000
Minority interests	$92,000	$(286,000)	$76,000	$(48,000)

(Loss) income from continuing operations	$(402,000)	$1,599,000	$(541,000)	$(215,000)
Discontinued operations	$2,625,000	$217,000	$3,045,000	$585,000

Net income	$2,223,000	$1,816,000	$2,504,000	$370,000

(Losses) earnings per unit — basic and diluted
Continuing operations	$(40.20)	$159.90	$(54.10)	$(21.50)
Discontinued operations	$262.50	$21.70	$304.50	$58.50

Total Earnings per unit — basic and diluted	$222.30	$181.60	$250.40	$37.00

Weighted-average number of units	10,000	10,000	10,000	10,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Business Combinations

During the year ended December 31, 2006, we completed the acquisition of two consolidated office properties, thereby adding a total of 283,000 square feet of GLA to our consolidated property portfolio. The aggregate purchase price including closing cost of the properties was $26,458,000, of which $0 was financed with mortgage debt. Our results of operations include the combined results of 901 Civic Center Drive from April 24, 2006 (date of acquisition) through December 31, 2006, and Tiffany Square from November 15, 2006 (date of acquisition) through December 31, 2006.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships; on the acquisition of 901 Civic Center Drive, we also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	901 Civic Center Drive	Tiffany Square	Total

Land	$2,094,000	$1,555,000	$3,649,000
Building and improvements	11,276,000	8,026,000	19,302,000
In place leases	725,000	1,185,000	1,910,000
Tenant relationships	773,000	826,000	1,599,000

Net assets acquired	$14,868,000	$11,592,000	$26,460,000

Below market leases	(2,000)	—	(2,000)

Net liabilities assumed	$(2,000)	$—	$(2,000)

In addition, we acquired an unconsolidated property and sold two consolidated properties during the year ended 2006. Two consolidated properties were listed for sale at the end of December 31, 2006 as discussed in Note 3, Investments in Real Estate.

During the year ended December 31, 2005, we completed the acquisition of three consolidated office properties, thereby adding a total of 648,000 square feet of GLA to our consolidated property portfolio. The aggregate purchase price of the properties plus net closing costs was $96,118,000, of which $79,735,000 was financed with mortgage debt. In accordance with SFAS No. 141, we allocated the purchase price of the properties to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs; tenant relationships; and above market leases. On the acquisition of 3500 Maple, we also record lease intangible liabilities related to the acquired below market leases.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Interwood	Woodside	3500 Maple	Total

Land	$733,000	$4,466,000	$6,265,000	$11,464,000
Building and improvements	5,580,000	15,944,000	43,520,000	65,044,000
In place leases	596,000	1,002,000	6,508,000	8,106,000
Tenant relationships	344,000	1,181,000	9,114,000	10,639,000
Above market leases	757,000	461,000	—	1,218,000

Net assets acquired	$8,010,000	$23,054,000	$65,407,000	$96,471,000

Below market leases	—	—	(353,000)	(353,000)

Net liabilities assumed	$—	$—	$(353,000)	$(353,000)

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, we also purchased a 9.05 acre land parcel with three buildings, consisting of an 864 square foot detached garage, an 810 square foot log cabin and a 1,392 square foot manufactured house. The property was purchased from an unaffiliated third party for a cash purchase price of $731,000.

In addition, three consolidated properties were sold during the year ended 2005, and one was listed for sale at the end of December 31, 2005 as discussed in Note 3, Investments in Real Estate.

Assuming all of the 2006 and 2005 acquisitions and dispositions had occurred on January 1, 2005, pro forma revenues, net loss and net loss per diluted unit would have been $5,378,000, $(5,528,000) and $(554.07), respectively, for the year ended December 31, 2006; and $3,847,000, $(552,000) and $(55.20), respectively, for the year ended December 31, 2005. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events

Property Disposition

On January 10, 2007, we entered into an agreement to sell the Interwood property, located in Houston, Texas for a total sales price of $11,000,000 to our Manager. On March 9, 2007, our Manager executed an assignment agreement for the sale of the Interwood property, whereby our Manager assigned its interest to NNN 4101 Interwood, LLC, an entity also managed by our Manager, for the sales price of $11,000,000. On March 14, 2007, we sold the Property to NNN 4101 Interwood, LLC. Our cash proceeds were $4,900,000 after closing costs and other transaction expenses. In connection with our sale of the property, we repaid $5,500,000 of the existing mortgage loan payable. A real estate disposition fee was paid to Realty in the amount of $165,000, or 1.5% of the purchase price.

On December 12, 2006, we entered into an agreement to sell the 1590 South Daniels land parcel, located in Heber City, Utah, to an unaffiliated third party for a sales price of $1,259,000. On March 16, 2007, we entered into an amendment to the agreement to extend the closing date to March 30, 2007. On March 30, 2007, we sold the 1590 South Daniels land parcel. Our cash proceeds were $1,193,000 after closing costs and other transaction expenses. A real estate commission of approximately $63,000, or 5.0% of the purchase price, was paid to an unaffiliated broker in connection with the sale.

Property Financing

On January 26, 2007, we requested and received an extension of 60 days from the original maturity date of our loan relating to the financing on the Interwood property for adequate time for sale We financed the property with a two-year $5,500,000 first mortgage from LaSalle which bears interest at one-month LIBOR plus 300 basis points, requiring interest-only payments and expired on January 31, 2007. The loan was repaid in full on March 14, 2007 in connection with our sale of the Interwood property.

Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with Triple Net Properties evidenced by a promissory note in the principal amount of $250,000. The unsecured loan bears interest at a fixed rate of 6.86% per annum and requires monthly payments beginning on February 1, 2007 for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, evidenced by a promissory note in the principal amount of $200,000. The unsecured loan bears interest at a fixed rate of 8.86% per annum and requires monthly payments beginning on February 1, 2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, evidenced by a promissory note in the principal amount of $800,000. The unsecured loan bears interest at a fixed rate of 9.00% per annum and requires monthly payments beginning on February 1, 2007 for

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term of the unsecured loan. These loans were obtained to be used for general operations. Triple Net Properties is our Manager, and NNN Realty Advisors, is the parent company of our Manager, therefore these unsecured loans are deemed related party loans. The terms of these related party unsecured loans, were approved by our Manager and deemed fair, competitive and commercially reasonable by our Manager. On February 16, 2007, we repaid these loans in full along with all interest incurred.

Property Acquisitions

On January 9, 2007, our Manager entered into an agreement, with G&I III Resource Square LLC, an unaffiliated third party for the purchase of Four Resource Square, located in Mecklenburg County, North Carolina, or the Property, for a purchase price of $23,200,000. On February 15, 2007, our Manager executed an assignment agreement to assign its interest to NNN VF Four Resource Square, LLC, our wholly-owned subsidiary. On February 20, 2007, NNN Four Resource Square, LLC, entered into an amendment to the agreement that materially amended the agreement to (i) require NNN Four Resource Square, LLC to deposit an additional $250,000 into escrow; (ii) provide for the release of $1,000,000 in escrow to G&I III Resource Square LLC, and (iii) establish the closing date for March 7, 2007. On March 7, 2007, we completed the purchase of the Property for the purchase of $23,200,000, of which $23,000,000 was financed through a secured loan with RAIT Partnership, L.P. An acquisition fee of $464,000, or 2% of the purchase price, was paid to Realty.

Tiffany Square Financing

On February 15, 2007, NNN VF Tiffany Square, LLC, our wholly-owned subsidiary, entered into a secured loan with RAIT Partnership L.P., evidenced by a promissory note in the principal amount of $13,725,000. The promissory note is secured by a security agreement on our Tiffany Square property located in Colorado Springs, Colorado. The loan matures on February 15, 2009. In general, the loan bears interest at a monthly adjustable rate equal to the greater of (i) 8.00%, and (ii) the rate based on the yield of the 30-day LIBOR plus 310 basis points, or the contracted interest rate, and requires monthly interest only payments for the two-year term of the loan. The promissory note provides for a default interest rate of 5.00% per annum higher than the contracted interest rate and late charges, after a five day grace period, in an amount equal to the lesser of (i) 5.00% of the unpaid sum or (ii) the maximum amount permitted by applicable law to defray the expense incurred by RAIT Partnership L.P. and processing such delinquent payment and to compensate RAIT Partnership L.P. for the loss of the use of such delinquent payment. The loan documents contain customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We anticipate using the excess proceeds from this financing to fund our distributions, general operations and future acquisitions.

NNN 2003 VALUE FUND, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	end of
	Period	Expenses	account)	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2006 — Allowance for doubtful accounts	$2,000	$—	$(2,000)	$—
Year Ended December 31, 2005 — Allowance for doubtful accounts	$59,000	$14,000	$(71,000)	$2,000
Year Ended December 31, 2004 — Allowance for doubtful accounts	$—	$59,000	$—	$59,000

NNN 2003 VALUE FUND, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

												Maximum Life
												on Which
												Depreciation in
	Initial Costs to Company				Gross Amount at Which Carried at Close of Period							Latest Income
				Buildings and		Buildings and			Accumulated	Date	Date	Statement is
	Encumbrance		Land	Improvements	Land	Improvements	Total(a)		Depreciation(c)	Constructed	Acquired	Computed

Executive Center I (Office), Dallas, TX	$5,000,000		$2,190,000	$4,213,000	$2,190,000	$4,616,000	$6,806,000		$(629,000)	1983	29-Dec-03	39 years
Interwood (Office), Houston, TX	5,500,000		733,000	5,580,000	733,000	5,842,000	6,575,000		(320,000)	2000	26-Jan-05	39 years
Woodside (Office), Beaverton, OR	16,136,000	(b)	4,466,000	16,089,000	4,466,000	16,224,000	20,690,000		(776,000)	1987	30-Sep-05	39 years
Daniels Road (Land), Heber City, UT	—		730,000	—	730,000	—	730,000		—	—	14-Oct-05	N/A
901 Civic Center (Office), Santa Ana, CA	10,550,000	(b)	2,094,000	11,284,000	2,094,000	11,284,000	13,378,000		(229,000)	1985	24-Apr-06	39 years
Tiffany Square (Office), Colorado Springs, CO	—		1,555,000	8,026,000	1,555,000	8,026,000	9,581,000		(52,000)	1983	15-Nov-06	39 years

Total	$37,186,000		$11,768,000	$45,192,00	$11,768,000	$45,992,000	$57,760,000	(d)	$(2,006,000)

(a)	The changes in total real estate for the year ended December 31, 2006 are as follows:

(b)	Includes loan hold backs available for capital improvements, insurance and property taxes for the Woodside and 901 Civic Center properties in the amount of $3,564,000 and $950,000 at December 31, 2006, respectively.

2006

Balance at December 31, 2005	$96,561,000
Acquisitions	22,959,000
Additions	397,000
Disposals	(62,157,000)

Balance at December 31, 2006	$57,760,000

For federal income tax purpose, the aggregate costs of the consolidated properties were approximately $68,442,000.

(c)	The changes in accumulated depreciation for the year ended December 31, 2006 are as follows:

2006

Balance at December 31, 2005	$860,000
Additions	1,280,000
Disposals	(134,000)

Balance at December 31, 2006	$2,006,000

(d)	Includes Interwood and Daniels Road which were held for sale at December 31, 2006

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC

By:	/s/ Richard T. Hutton, Jr.
Richard T. Hutton, Jr.
Chief Executive Officer
(principal executive officer)

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard T. Hutton, Jr. Richard T. Hutton, Jr.	Chief Executive Officer (principal executive officer)	April 2, 2007

/s/ Francene LaPoint Francene LaPoint	Chief Financial Officer of Triple Net Properties, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)	April 2, 2007

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Exhibit

3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated June 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1		Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member. (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)
10.2		Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)
10	.3*	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005
10	.4*	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005
10.5		Purchase Agreement and Escrow Instructions by and between NNN 3500 Maple Value Fund 2003, LLC, and NNN 3500 Maple LLC, dates October 16, 2006 (included as Exhibit 10.1 to our From 8-K filed on October 20, 2006 and incorporated herein by references).
10.6		Purchase Agreement and Escrow Instructions by and between NNN 3500 Maple Value Fund 2003, LLC, and NNN 3500 Maple LLC, dates October 20, 2006 (included as Exhibit 10.2 to our From 8-K filed on October 20, 2006 and incorporated herein by references).
10	.7*	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007
21	.1*	Subsidiaries of NNN 2003 Value Fund, LLC.
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.