Form 10-Q
period 2007-03-31
NNN 2003 VALUE FUND LLC
filed 2007-05-15
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

(714) 667-8252
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐     No ☑

As of May 15, 2007, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Real estate investments:
Operating properties, net	$69,502,000	$48,770,000
Properties held for sale, net	-	6,984,000
Investments in unconsolidated real estate	6,971,000	7,298,000

	76,473,000	63,052,000
Cash and cash equivalents	8,240,000	644,000
Investment in marketable securities	1,927,000	-
Accounts receivable, net	577,000	750,000
Accounts receivable from related parties	585,000	589,000
Restricted cash	4,304,000	1,042,000
Identified intangible assets, net	7,708,000	5,447,000
Other assets - properties held for sale, net	-	1,401,000
Other assets, net	2,868,000	1,711,000
Notes receivable	2,420,000	2,420,000

Total assets	$105,102,000	$77,056,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$66,120,000	$31,686,000
Mortgage loans payable secured by properties held for sale	-	5,500,000
Accounts payable and accrued liabilities	1,494,000	2,279,000
Accounts payable due to related parties	402,000	920,000
Identifed intangible liabilities, net	143,000	-
Other liabilities - properties held for sale, net	-	135,000
Security deposits, prepaid rent and other liabilities	1,038,000	878,000

	69,197,000	41,398,000
Minority interests	782,000	886,000
Commitments and contingencies (Note 13)
Unit holders’ equity	35,166,000	34,772,000
Accumulated other comprehensive loss	(43,000)	-

Total unit holders’ equity	35,123,000	34,772,000

Total liabilities, minority interests and unit holders’ equity	$105,102,000	$77,056,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue:
Rental income	$1,652,000	$705,000

Expense:
Rental expense	1,100,000	436,000
General and administrative	503,000	222,000
Depreciation and amortization	837,000	391,000

Total expense	2,440,000	1,049,000

Loss before other income (expense) and discontinued operations	(788,000)	(344,000)

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,055,000)	(474,000)
Interest and dividend income	97,000	174,000
Gain on sale of marketable securities	-	75,000
Equity in losses of unconsolidated real estate	(290,000)	(209,000)
Other income	32,000	66,000
Minority interests	80,000	(5,000)

Loss from continuing operations	(1,924,000)	(717,000)

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	3,134,000	5,656,000
Income (loss) from discontinued operations	56,000	(1,517,000)

Total income from discontinued operations	3,190,000	4,139,000

Net income	$1,266,000	$3,422,000

Comprehensive income:
Net income	$1,266,000	$3,422,000
Unrealized (loss) income on marketable securities	(43,000)	21,000

Comprehensive income	$1,223,000	$3,443,000

Net (loss) income per unit:
Continuing operations - basic and diluted	$(192.98)	$(71.75)
Discontinued operations - basic and diluted	319.96	414.19

Total net income per unit - basic and diluted	$126.98	$342.44

Weighted average number of units outstanding
- basic and diluted	9,970	9,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 (Unaudited)

	Number of Units	Total

BALANCE - December 31, 2006	9,970	$34,772,000
Distributions	-	(872,000)
Net income	-	1,266,000
Unrealized loss on marketable securities	-	(43,000)

BALANCE - March 31, 2007	9,970	$35,123,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,266,000	$3,422,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate	(3,134,000)	(5,656,000)
Gain on sale of marketable securities	-	(75,000)
Depreciation and amortization (including deferred financing costs, deferred rent and above market leases)	618,000	275,000
Equity in losses of unconsolidated real estate	290,000	245,000
Minority interests	(80,000)	1,214,000
Allowance for doubtful accounts	(1,000)	-
Change in operating assets and liabilities:
Accounts receivable	192,000	(106,000)
Other assets	142,000	127,000
Accounts payable and accrued liabilities	(1,360,000)	787,000
Security deposits, prepaid rent and other liabilities	17,000	7,000

Net cash (used in) provided by operating activities	(2,050,000)	240,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate properties	(23,862,000)	-
Acquisition of investments in unconsolidated real estate	-	(157,000)
Proceeds from sale of real estate operating properties	11,491,000	20,299,000
Proceeds from sale of unconsolidated real estate	-	-
Distributions received from unconsolidated real estate	37,000	—
Capital expenditures	(129,000)	(1,356,000)
Purchase of marketable securities	(1,970,000)	(2,441,000)
Proceeds from sale of marketable securities	-	1,847,000
Restricted cash	(3,262,000)	(167,000)

Net cash (used in) provided by investing activities	(17,695,000)	18,025,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgages payable and other debt	34,434,000	540,000
Borrowings from related parties	1,250,000	-
Principal repayments on mortgages payable and other debt	(5,500,000)	(8,757,000)
Principal repayments on related party borrowings	(1,250,000)	(2,245,000)
Minority interests contributions	-	1,952,000
Minority interests distributions	(23,000)	(2,739,000)
Payment of deferred financing costs	(698,000)	-
Distributions	(872,000)	(3,375,000)
Repurchase of member units, net of costs	-	(134,000)

Net cash provided by (used in) financing activities	27,341,000	(14,758,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,596,000	3,507,000
CASH AND CASH EQUIVALENTS - beginning of period	644,000	10,760,000

CASH AND CASH EQUIVALENTS - end of period	$8,240,000	$14,267,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$990,000	$1,352,000
Income taxes	$2,000	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$150,000	$1,195,000

Accrual for deferred financing costs	$5,000	—

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties
Increase in investment operating properties:
Security deposits and prepaid rent	$8,000	$-

Other assets	$403,000	$-

Accrued expenses	$39,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2007, we had interests in eight properties, including five consolidated interests in office properties with an aggregate total gross leaseable area, or GLA, of 835,000 square feet, and three unconsolidated interests in office properties with an aggregate total GLA of 1,140,000 square feet. At March 31, 2007, 55.2% of the total GLA of our consolidated properties was leased.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

2.	Summary of Significant Accounting Policies

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	Investments in Real Estate

Operating Properties

Our consolidated properties consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Land	$11,974,000	$40,151,000
Buildings and tenant improvements	59,668,000	10,305,000

	71,642,000	50,456,000
Less: accumulated depreciation	(2,140,000)	(1,686,000)

	$69,502,000	$48,770,000

Depreciation expense was $453,000 and $214,000 for the three months ended March 31, 2007 and 2006, respectively.

2007 Acquisition

We acquired the following property in 2007:

Consolidated Property

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we purchased Four Resource Square, a five-story office building with 152,000 square feet of GLA located in Charlotte, North Carolina. The property was purchased from an unaffiliated third party for a purchase price of $23,200,000. We financed the property with a three-year $23,000,000 secured mortgage loan from RAIT Partnership, L.P., which bears an interest rate equal to the greater of (i) 7.25% per annum, or (ii) the 30-day London Interbank Offered Rate, or LIBOR, plus 230 basis points. The mortgage loan requires monthly interest-only payments and matures on March 7, 2010. Realty or its affiliate was paid an acquisition fee of $464,000, or 2.0%, of the purchase price (See Note 17).

2007 Dispositions

We sold the following properties in 2007:

Consolidated Properties

Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our Manager, for the sales price of $11,000,000. Since this transaction was a related party transaction, we obtained a fairness opinion from Robert A. Stanger & Co., an independent financial advisor, who concluded that the consideration received for the property was fair from a financial perspective. In connection with the sale, we repaid $5,500,000 of the existing mortgage loan payable. Our cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the sales price.

Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the 1590 South Daniels land parcel, located in Heber City, Utah to an unaffiliated third party for a sales price of $1,259,000. Our cash proceeds were $1,193,000 after closing costs

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the sales price, was paid to an unaffiliated broker in connection with the sale.

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of March 31, 2007 and December 31, 2006:

		Ownership	March 31,	December 31,
Description	Location	Percentage	2007	2006

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,462,000	$2,528,000
Chase Tower	Austin, TX	14.8	1,927,000	2,108,000
Executive Center II & III	Dallas, TX	41.1	2,582,000	2,662,000

			$6,971,000	$7,298,000

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	March 31,	December 31,
	2007	2006

Balance Sheet Data:
Assets (primarily real estate)	$169,389,000	$170,089,000

Mortgage loans and other debt payable	$109,419,000	$107,621,000
Other liabilities	19,076,000	19,434,000
Equity	40,894,000	43,034,000

Total liabilities and equity	$169,389,000	$170,089,000

Our share of equity	$6,971,000	$7,298,000

	Three Months Ended
	March 31,
	2007	2006

Revenue	$6,109,000	$3,400,000
Rental and other expense	7,772,000	3,797,000

Net loss	$(1,663,000)	$(397,000)

Equity in losses of unconsolidated real estate	$(290,000)	$(209,000)

4.	Marketable Equity Securities

The historical cost and estimated fair value of our investments in available-for-sale marketable equity securities are as follows:

	Historical	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2007 Equity securities	$1,970,000	$—	$(43,000)	$1,927,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no sales of equity securities for the three months ended March 31, 2007. Sales of equity securities resulted in realized gains of $75,000 for the three months ended March 31, 2006. Sales of equity securities did not result in any realized losses for the three months ended March 31, 2006.

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	March 31,	December 31,
	2007	2006

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $1,781,000 and $1,417,000 as of March 31, 2007 and December 31, 2006, respectively (with a weighted average life of 49 months, 65 months, and 99 months for in-place leases, above market leases, and tenant relationships, respectively, as of March 31, 2007 and a weighted-average life of 55 months, 68 months, and 106 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2006)	$7,708,000	$5,447,000

Amortization expense was $364,000 and $231,000 for the three months ended March 31, 2007 and 2006, respectively.

6.	Other Assets

Other assets consisted of the following:

	March 31,	December 31,
	2007	2006

Deferred rent receivable	$610,000	$317,000
Deferred financing costs, net of accumulated amortization of $326,000 and $227,000 as of March 31, 2007 and December 31, 2006, respectively	945,000	340,000
Lease commissions, net of accumulated amortization of $90,000 and $52,000 as of March 31, 2007 and December 31, 2006, respectively	1,035,000	932,000
Prepaid expenses, deposits and other	278,000	122,000

	$2,868,000	$1,711,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the sale of Financial Plaza. On February 6, 2006, we executed a new note with the buyer of Financial Plaza, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of March 31, 2007 and December 31, 2006 was $2,420,000. The Modified Note is secured by the property and bears interest at a fixed rate of 8.00% per annum. The Modified Note requires monthly interest-only payments to us with all unpaid principal and interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the property securing the Modified Note. The Modified Note is personally guaranteed by the buyer of Financial Plaza. Based on our evaluation as of March 31, 2007, we determined that the probability of collection of this note was likely.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans secured by our consolidated properties, including properties held for sale, of $66,120,000 and $37,186,000 as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the effective interest rates on mortgage loans ranged from 7.57% to 13.32% per annum and 7.60% to 13.35% per annum, respectively, and the weighted-average effective interest rate was 8.33% and 8.72% per annum, respectively. The loans mature at various dates through March 2010 and require monthly interest-only payments.

On February 15, 2007, NNN VF Tiffany Square, LLC, our wholly-owned subsidiary, entered into a secured loan with RAIT Partnership L.P, as evidenced by a promissory note with a maximum borrowing amount of $13,725,000. The promissory note is secured by the Tiffany Square property located in Colorado Springs, Colorado. The loan bears interest at a monthly adjustable rate equal to the greater of (i) 8.00%, or (ii) the 30-day LIBOR rate plus 310 basis points, and requires monthly interest only payments until it matures on February 15, 2009. This loan contains customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We are responsible for meeting these financial covenants while the loan is outstanding.

On March 7, 2007, in connection with the purchase of the Four Resource Square property, we entered into a secured loan with RAIT Partnership, L.P., as evidenced by a promissory note with a maximum borrowing amount of $23,000,000. The loan matures on March 7, 2010, which we may be extended for up to 12 months with prior written notice to the lender and payment of a fee paid to the lender, equal to 0.50% of the loan. The loan bears interest at a monthly adjustable rate equal to the greater of (i) 7.25% per annum, or (ii) the 30-day LIBOR rate plus 230 basis points. The loan requires monthly interest only payments which will begin on the first day of each month beginning in May 2007. The loan contains customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We are responsible for meeting these financial covenants while the loans are outstanding.

On March 14, 2007, we sold the Interwood property. In connection with the sale, the property’s mortgage loan balance of $5,500,000 was repaid in full.

Our consolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, we were in compliance with all such covenants.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. We had no borrowings or repayments for both three months ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006, there were no margin liabilities outstanding.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in our condensed consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our condensed consolidated statement of operations and comprehensive income in the period of change.

The following table lists the derivative financial instrument held by us as of March 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(39,000)	SWAP	05/12/2008

We recorded $3,000 and $0 to interest expense, related to the change in the swap fair value, for the three months ended March 31, 2007 and 2006, respectively. The fair value of the derivative was $(38,000) as of December 31, 2006.

10.	Minority Interests

A minority interest relates to the interest in the following consolidated limited liability companies and property with TIC ownership interests that are not wholly-owned by us as of March 31, 2007:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

A minority interest relates to the interest in the following consolidated limited liability companies and property with TIC ownership interests that are not wholly-owned by us as of December 31, 2006:

	Date	Minority
Entity	Acquired	Interests

NNN 801K Street, LLC	03/31/04	15.0%
NNN Oakey Building 2003, LLC	04/02/04	24.5%
NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

11.	Unit Holders’ Equity

There are three classes of units with different rights with respect to distributions. As of March 31, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

During the three months ended March 31, 2007 and 2006, distributions of $88 and $338 per unit, respectively, were declared, aggregating approximately $872,000 and $3,375,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

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

We pay Realty, or its affiliates, the following fees described below.

Property Management Fees

Realty or its affiliates is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended March 31, 2007 and 2006, we incurred management fees to Realty or its affiliates in the amount of $81,000 and $129,000, respectively.

Real Estate Acquisition Fee

We pay Realty or its affiliates a real estate acquisition fee up to 3% of the purchase price of a property. For the three months ended March 31, 2007 and 2006, we incurred real estate acquisition fees to Realty or its affiliates in the amount of $464,000 and $0, respectively.

Real Estate Disposition Fee

We pay Realty or its affiliates a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the three ended March 31, 2007 and 2006, we incurred real estate disposition fees to Realty or its affiliates in the amount of $165,000 and $500,000, respectively.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2007 and 2006, we incurred lease commissions to Realty or its affiliates in the amount of $117,000 and $42,000, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. For the three months ended March 31, 2007 and 2006, we incurred accounting fees to our Manager for such services in the amount of $11,000 and $15,000, respectively.

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or its affiliates or agreed to be borne directly by our Manager as discussed above.

Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with our Manager, as evidenced by a promissory note with a principal amount of $250,000. The unsecured loan bears interest at a fixed rate of 6.86% per annum and requires monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, the parent company of our Manager, as evidenced by a promissory note with a principal amount of $200,000. The unsecured loan bears interest at a fixed rate of 8.86% per annum and requires monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note with a principal amount of $800,000. The unsecured loan bears interest at a fixed rate of 9.00% per annum and requires monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. These loans were obtained to be used for general operations. The terms of these related party unsecured loans, were approved by our Manager and deemed fair, competitive and commercially reasonable by our Manager. On February 16, 2007, we repaid the entire balance of these loans along with all interest incurred.

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through one or more related parties, including our Manager and/or its affiliates.

The following unconsolidated properties have outstanding unsecured notes due to our Manager and its affiliate as of March 31, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003 Value
	Amount of	Fund, LLC’s
Property/Issue Date	Loan	Portion of Debt

Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

	$1,445,000	$594,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

13.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS, No. 5, Accounting for Contingencies.

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

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $109,419,000 and $107,621,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt based on our ownership percentage was $18,169,000 and $17,912,000 as of March 31, 2007 and December 31, 2006, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

				As of December 31,
		As of March 31, 2007		2006
		Mortgage and	NNN 2003 Value	Mortgage and	NNN 2003 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,770,000	$2,955,000	$34,943,000	$2,970,000
Chase Tower	14.8	58,810,000	8,704,000	56,764,000	$8,401,000
Executive Center II & III	41.1	15,839,000	6,510,000	15,914,000	$6,541,000

		$109,419,000	$18,169,000	$107,621,000	$17,912,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, all unconsolidated properties were in compliance with all such covenants or have obtained waivers for any instances of non-compliance.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of March 31, 2007, we had interests in one consolidated property located in Texas which accounted for 11.9% of our total rental revenue, one consolidated property located in Oregon which accounted for 20.5% of our total rental revenue, one consolidated property located in Colorado which accounted for 14.2% of our total rental revenue, one consolidated property located in North Carolina which accounted for 30.3% of our total rental revenue, and one consolidated property located in California which accounted for 23.1% of our total rental revenue. These revenues are based on contractual base rent from leases in effect as of March 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of March 31, 2007, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

GSA - FBI	$1,043,000	16.3%	901 Civic Center	49,000	03/14/08
Westwood College of Technology	$763,000	11.9%	Executive Center I	44,000	01/31/13
McKesson Information Solutions, Inc.	$757,000	11.9%	Four Resource Square	41,000	10/31/08

*	Annualized rental revenue based on contractual base rent from leases in effect as of March 31, 2007.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2006, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2006 Annual	2006 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Heritage Capital Corporation	$1,575,000	14.7%	3500 Maple	75,000	06/30/15

*	Annualized rental revenue based on contractual base rent from leases in effect as of March 31, 2006.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold as of March 31, 2007 or classified as held for sale as of March 31, 2007 are reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2007 and 2006, discontinued operations included the net income (loss) of seven properties sold as of March 31, 2007.

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

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Rental income	$327,000	$2,379,000
Rental expense	(169,000)	(1,494,000)
Depreciation and amortization	(10,000)	(104,000)

Income before other expense	148,000	781,000
Interest expense (including amortization of deferred financing costs)	(92,000)	(1,088,000)
Minority interests	-	(1,210,000)

Income (loss) from discontinued operations	56,000	(1,517,000)
Gain on sale of real estate including minority interest on sale of real estate	3,134,000	5,656,000

Total income from discontinued operations	$3,190,000	$4,139,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

A summary of the properties held for sale balance sheet information is as follows:

	March 31,	December 31,
	2007 (1)	2006

Operating properties, net of accumulated depreciation of $0 and $320,000 as of March 31, 2007 and December 31, 2006, respectively	$-	$6,984,000

Identified intangible assets, net of accumulated amortization of $0 and $512,000 as of March 31, 2007 and December 31, 2006, respectively	-	1,185,000
Lease commissions, net of accumulated amortization of $0 and $0 as of March 31, 2007 and December 31, 2006, respectively	-	131,000
Loan fees, net of accumulated amortization of $0 and $177,000 as of March 31, 2007 and December 31, 2006, respectively	-	8,000
Other assets	-	77,000

Total other assets	-	1,401,000

Total assets	$-	$8,385,000

Mortgage loans payable	$-	$5,500,000
Security deposits, prepaid rent and other liabilities	-	135,000

Total liabilities	$-	$5,635,000

(1)	Assets and liabilities of discontinued operations were sold in the first quarter of 2007

16.	Per Unit Data

We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share.  Basic earnings (loss) per unit attributable for all periods presented is computed by dividing net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (losses) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of March 31, 2007 and 2006.

Net income (loss) per unit for the three months ended March 31, 2007 and 2006 is calculated as follows:

	Three Months Ended
	March 31,
	2007	2006

Loss from continuing operations	$(1,924,000)	$(717,000)
Income from discontinued operations	3,190,000	4,139,000

Net income	$1,266,000	$3,422,000

Net (loss) income per unit:
Continuing operations - basic and diluted	$(192.98)	$(71.75)
Discontinued operations - basic and diluted	319.96	414.19

Total net income per unit - basic and diluted	$126.98	$342.44

Weighted average number of units outstanding - basic and diluted	9,970	9,993

17.	Business Combinations

During the three months ended March 31, 2007, we completed the acquisition of Four Resource Square, a consolidated office property, thereby adding 152,000 square feet of GLA to our property portfolio. The

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

purchase price plus net closing costs was $23,506,000, of which $23,000,000 was financed with mortgage debt. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities incurred, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above market leases. We also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities incurred at the date of acquisition:

Four Resource Square

Land	$1,668,000
Building and improvements	19,357,000
In place leases	1,034,000
Tenant relationships	1,592,000

Net assets acquired	$23,651,000

Below market leases	(145,000)

Net liabilities incurred	$(145,000)

Our results of operations included the results of Four Resource Square from March 7, 2007 through March 31, 2007. In addition, we sold one consolidated office property and one consolidated land parcel during the three months ended March 31, 2007 as discussed in Note 3, Investments in Real Estate.

During the three months ended March 31, 2006, we did not acquire any consolidated properties. Oakey Building, a consolidated office property, was sold during the three months ended March 31, 2006.

Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2006, pro forma revenues, net loss and net loss per diluted unit would have been $2,199,000, $(2,605,000) and $(261.28), respectively, for the three months ended March 31, 2007; and $1,388,000, $(1,568,000) and $(156.91), respectively, for the three months ended March 31, 2006. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events

On April 20, 2007, we paid a special distribution of $600,000, or approximately $60 per unit, which approximates the taxable share of our 2006 income to our unit holders when added to the 2006 monthly distributions previously paid.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2007 and December 31, 2006, together with our results of operations for the three months ended March 31, 2007 and 2006, respectively, and cash flows for the three months ended March 31, 2007 and 2006, respectively.

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

Overview and Background

We are a Delaware limited liability company which was formed on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2007, we had interests in eight properties, including five consolidated interests in office properties with an aggregate total gross leaseable area, or GLA, of 835,000 square feet, three unconsolidated interests in office properties with an aggregate total GLA of 1,140,000 square feet. As of March 31, 2007, 55.2% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

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

2007 Acquisition

We acquired the following property in 2007:

Consolidated Property

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we purchased Four Resource Square, a five-story office building with 152,000 square feet of GLA located in Charlotte, North Carolina. The property was purchased from an unaffiliated third party for a purchase price of $23,200,000. We financed the property with a three-year $23,000,000 secured mortgage loan from RAIT Partnership, L.P., which bears an interest rate equal to the greater of (i) 7.25% per annum, or (ii) the 30-day London Interbank Offered Rate, or LIBOR, plus 230 basis points. The mortgage loan requires monthly interest-only payments and matures on March 7, 2010. Realty or its affiliates was paid an acquisition fee of $464,000, or 2.0%, of the purchase price (See Note 17).

2007 Dispositions

We sold the following properties in 2007:

Consolidated Properties

Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our Manager, for the sales price of $11,000,000. Since this transaction was a related party transaction, we obtained a fairness opinion from Robert A. Stanger & Co., an independent financial advisor, who concluded that the consideration received for the property was fair from a financial perspective. In connection with the sale, we repaid $5,500,000 of the existing mortgage loan payable. Our cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the sales price.

Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the 1590 South Daniels land parcel, located in Heber City, Utah to an unaffiliated third party for a sales price of $1,259,000. Our cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the sales price, was paid to an unaffiliated broker in connection with the sale.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

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

Scheduled Lease Expirations

As of March 31, 2007, our consolidated properties were 55.2% leased to 40 tenants. 3.1% of the leased GLA expires during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

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

Results of Operations

The operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy is acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period.

Comparison of the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,		Change
	2007	2006	$	%

Revenue:
Rental income	$1,652,000	$705,000	$947,000	134.3%
Expense:
Rental expenses	1,100,000	436,000	664,000	152.3
General and administrative	503,000	222,000	281,000	126.6
Depreciation and amortization	837,000	391,000	446,000	114.1

	2,440,000	1,049,000	1,391,000	132.6
Loss before other income (expense) and discontinued operations	(788,000)	(344,000)	(444,000)	(129.1)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,055,000)	(474,000)	(581,000)	(122.6)
Interest and dividend income	97,000	174,000	(77,000)	(44.3)
Gain on sale of marketable securities	-	75,000	(75,000)	(100.0)
Equity in losses of unconsolidated real estate	(290,000)	(209,000)	(81,000)	(38.8)
Other income	32,000	66,000	(34,000)	(51.5)
Minority interests	80,000	(5,000)	85,000	1,700.0

Loss from continuing operations	$(1,924,000)	$(717,000)	$(1,207,000)	(168.3)

Discontinued operations:
Gain on sale of real estate including minority interest related to sale of real estate	$3,134,000	$5,656,000	$(2,522,000)	(44.6)%
Income (loss) from discontinued operations	56,000	(1,517,000)	1,573,000	103.7

Total income from discontinued operations	3,190,000	4,139,000	(949,000)	(22.9)

Net income	$1,266,000	$3,422,000	$(2,156,000)	(63.0)%

Rental Income

Rental income increased $947,000, or 134.3%, to $1,652,000, during the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily attributable to $409,000, or 43.2%, $569,000, or 60.1%, and $137,000, or 14.5%, as a result of the acquisition of 901 Civic Center, Tiffany Square and Four Resource Square, respectively. The acquisitions of these properties were completed beginning in the second quarter of 2006 through the first quarter of 2007. These increases were partially offset by a decrease of $165,000, or 17.4%, as a result of an expiration of one major tenant’s lease at Woodside in 2006. See Income (loss) from Discontinued Operations below for further discussion of operating results from discontinued properties.

Rental Expense

Rental expense increased $664,000, or 152.3%, to $1,100,000, during the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily attributable to $251,000, or 37.8%, $285,000, or 42.9%, and $48,000, or 7.2%, as a result of the acquisitions of 901 Civic Center, Tiffany Square and Four Resource Square , respectively. The acquisitions of these properties were completed beginning the second quarter of 2006 through the first quarter of 2007.

General and Administrative Expense

General and administrative expense consisted primarily of third-party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $281,000, or 126.6%, to $503,000, during the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily due to increases in audit fees of $133,000, or 47.3%, tax preparation fees of $74,000, or 26.3%, and professional fees for the valuation of our properties of $86,000, or 30.6%. These increases were partially offset by a decrease in legal fees of $20,000, or 7.1%.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $446,000, or 114.1%, to $837,000, during the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily attributable to $200,000, or 44.8%, $171,000, or 38.3%, and $132,000, or 29.6%, as a result of the acquisitions of 901 Civic Center, Tiffany Square, and Four Resource Square, respectively. The acquisitions of these properties were completed beginning in the second quarter of 2006 through the first quarter of 2007. The increase was partially offset by a decrease of $57,000, or 12.8%, as a result of the write-off of intangible assets associated with a major tenant whose lease expired at Woodside in 2006.

Interest Expense

Interest expense increased $581,000, or 122.6%, to $1,055,000, during the three months ended March 31, 2007, compared to the same period in 2006. The increase was attributable to $123,000, or 21.2%, in interest on a mortgage payable in connection with the acquisition of Four Resource Square. Contributing to the overall increase was additional interest of $245,000, or 42.2%, and $165,000, or 28.4%, due to the refinancing of 901 Civic Center and Tiffany Square, respectively. These transactions were completed beginning in the second quarter of 2006 through the first quarter of 2007

Interest and Dividend Income

Interest and dividend income decreased $77,000, or 44.3%, to $97,000 during the three months ended March 31, 2007, compared to the same period in 2006, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average cash balances in our money market accounts in 2007, compared to the same period in 2006.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities decreased $75,000 during the three months ended March 31, 2007, compared to the same period in 2006, as there were no sales of marketable securities and no gain on sales recorded during the first quarter of 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate increased $81,000, or 38.8%, to a loss of $290,000, during the three months ended March 31, 2007, compared to the same period in 2006. Contributing to the increase was $181,000, or 223.5%, attributable to recording operating losses from an unconsolidated property, Chase Tower, which was acquired after the first quarter of 2006. The increase also included $50,000, or 61.7%, due to an increase in bad debt expense for the underlying property of an unconsolidated entity, NNN Enterprise Way, LLC. These increases were partially offset by a decrease in equity in losses of $146,000, or 180.2%, from NNN Executive Center II & III 2003, LP, as a result of a decrease in amortization expense for the underlying property, due to intangible assets associated with a major tenant being fully amortized in 2006.

Minority Interests

Minority interest increased $85,000, or 1,700%, to $80,000 during the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily attributable to a decrease of minority interest expense of $66,000 or 77.6% from a consolidated limited liability company, NNN Oakey Building 2003, LLC, which we owned 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter 2007.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations was $56,000 and $(1,517,000), for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, income from discontinued operations was comprised of the net operating results of the Interwood property and Daniels Road land parcel. Loss from discontinued operations for the three months ended March 31, 2006, was primarily due to $1,246,000 in minority interest expense in connection with the gain on sale of the Oakey Building and operating losses of $95,000 and $133,000 from 3500 Maple and the Oakey Building, respectively. We did not record such minority interest expense and operating losses in the first quarter of 2007.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

Gain on sale of real estate for the three months ended March 31, 2007 was comprised of the gain on sale of the Interwood Property of $2,677,000 and gain on sale of the Daniels Road land parcel of $457,000. Gain on sale of real estate for the three months ended March 31, 2006 was comprised of the gain on sale of our interest in the Oakey Building of $5,609,000 and gain on sale of our 14.0% interest in the 3500 Maple property of $47,000.

Net Income

As a result of the above, net income was $1,266,000, or $126.98 per basic and diluted unit, for the three months ended March 31, 2007, compared to net income of $3,422,000, or $342.44 per basic and diluted unit for the three months ended March 31, 2006.

Liquidity and Capital Resources

Cash Flows

Comparison of the Three Months Ended March 31, 2007 and 2006

Net cash used in operating activities was $2,050,000 for the three months ended March 31, 2007, an increase of $2,290,000, compared to the three months ended March 31, 2006. The increase was primarily attributable to cash used to pay down accounts payable and accrued expenses of $2,147,000 in the first quarter 2007, compared to the same period in 2006.

Net cash used in investing activities increased $35,720,000 to $17,695,000 for the three months ended March 31, 2007 compared to the three months ended March, 31, 2006. The increase was primarily attributable to the purchase of Four Resource Square of $23,862,000, including closing costs and a decrease of proceeds from sale of real estate properties of $8,808,000, compared to the same period in 2006. Also contributing to the increase was $3,095,000 in restricted cash due to the increase in lenders’ required reserves.

Net cash provided by financing activities increased $42,099,000 to $27,341,000 for the three months ended March 31, 2007, compared to three months ended March 31, 2006. The increase was primarily attributable to the refinancing of Tiffany Square and borrowings associated with the acquisition of Four Resource Square. In addition, cash distributions paid to unit holders and minority interests decreased $5,219,000 compared to the same period in 2006.

As a result of the above, cash and cash equivalents increased $7,596,000 for the three months ended March 31, 2007 to $8,240,000, compared to $3,507,000 for the three months ended March, 31, 2006.

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of March 31, 2007 and December 31 2006, our total debt as a percentage of total capitalization was 65.3% and 51.7%, respectively.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS No. 5, Accounting for Contingencies.

Debt Financing

Mortgage loans payable, including mortgage loans payable secured by properties held for sale, were $66,120,000 and $37,186,000 as of March 31, 2007 and December 31, 2006, respectively. Mortgage loans payable as a percentage of total capitalization increased to 65.3% as of March 31, 2007 from 51.7% as of December 31, 2006. The increase of $28,934,000 during the three months ended March 31, 2007 was mainly due to the purchase of Four Resource Square and the refinance of Tiffany Square. This increase was partially offset by the pay-off of the mortgage loans payable of $5,500,000 in connection with the sale of the Interwood property.

As of March 31, 2007 and December 31, 2006, $61,120,000, or 92.4%, and $32,186,000, or 86.6%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate loans require monthly interest payments based on a fixed rate of 10.00% per annum as of March 31, 2007. Variable interest rate loans include interest only loans, with interest rates ranging from 7.57% to 13.32% per annum as of March 31, 2007. Loans mature at various dates through March 2010.

The composition of our aggregate debt balances as of March 31, 2007 and December 31, 2006 were as follows:

			Weighted -Average
	Total Debt		Interest Rate
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006

Mortgage and other debt:
Mortgage	$66,120,000	$37,186,000	8.33%	8.72%
Fixed rate and variable rate:
Fixed rate	$5,000,000	$5,000,000	10.00%	10.00%
Variable rate	$61,120,000	$32,186,000	8.19%	8.52%

As of March 31, 2007, the interest payments on 23.5% of our debt are either fixed or swapped. The remaining 72.5% of our debt is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of March 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(39,000)	SWAP	05/12/2008

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

We have restricted cash balances of $4,304,000 as of March 31, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $515,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

Other Liquidity Needs

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $4,847,000 for the remainder of 2007. As of March 31, 2007, we had $2,004,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such reduction of net cash provided by operating activities is realized and our Manager continues to declare distributions for unit holders at current levels, we may have a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including our

Manager and its affiliates. To the extent any distributions are made to unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to unit holders for federal income tax purposes. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gain.

Capital Resources

General

Our primary sources of capital are our real estate operations, our ability to leverage the increased market value in the real estate assets we own, including proceeds from the sale of properties, and our ability to obtain debt financing from third parties and related parties including, without limitation, our Manager and its affiliates. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from our Manager or its affiliates are not negotiated on an arm’s length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.00% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.

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

Our distribution rate, at 7.0% per annum (excluding special distributions), has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including our Manager and its affiliates. There are currently no limits or restrictions on the use of proceeds from our Manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

Our Manager is currently evaluating the current distribution rate, and if increased leasing activity and/or property sales does not occur, our Manager may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.0% per annum.

We currently anticipate that we will require up to $3,217,000 to fund our distributions for the remainder of the year ended December 31, 2007, which we intend to fund with cash from operations and gains from the sale of real estate. In the event we cannot make the distributions from operations and sales of real estate, we may use one or a combination of short-term debt and long-term debt.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $109,419,000 and $107,621,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of unconsolidated debt based on our ownership percentage was $18,169,000 and $17,912,000 as of March 31, 2007 and December 31, 2006, respectively.

		As of March 31, 2007		As of December 31, 2006
		Mortgage and	NNN 2003 Value	Mortgage and	NNN 2003 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,770,000	$2,955,000	$34,943,000	$2,970,000
Chase Tower	14.8	58,810,000	8,704,000	56,764,000	8,401,000
Executive Center II & III	41.1	15,839,000	6,510,000	15,914,000	6,541,000

		$109,419,000	$18,169,000	$107,621,000	$17,912,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2007, all unconsolidated properties were in compliance with all such covenants or have obtained waivers for any instances of non-compliance.

Unconsolidated Debt Due to Related Parties

The following unconsolidated properties have outstanding unsecured notes due to our Manager and its affiliate as of March 31, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
06/08/05	$1,000,000	$411,000
09/12/05	200,000	82,000
10/18/05	240,000	99,000
11/14/05	5,000	2,000

	$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgages and other debt. As of March 31, 2007 and December 31, 2006, all of our consolidated properties were subject to existing mortgages which had an aggregate principal amount outstanding of $66,120,000 and $37,186,000, respectively. Our total debt consisted of $5,000,000, or 7.6%, and $5,000,000, or 13.4%, of fixed rate debt at an interest rate of 10.00% per annum as of March 31, 2007 and December 31, 2006, respectively. Of the total debt, $61,120,000, or 92.4%, and $32,186,000, or 86.6%, as of March 31, 2007 and December 31, 2006, respectively, was variable rate debt at a weighted-average interest rate of 8.19% per annum and 8.52% per annum as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the weighted-average interest rate on our outstanding mortgages was 8.33% per annum and 8.72% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of March 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$-	$39,970,000	$21,150,000	$-	$61,120,000
Principal payments — fixed rate debt	5,000,000	-	-	-	5,000,000
Interest payments — variable rate debt (based on rate in effect at March 31, 2007)	3,755,000	5,855,000	295,000	-	9,905,000
Interest payments — fixed rate debt	375,000	-	-	-	375,000
Tenant improvement and lease commission obligations	1,308,000	-	-	-	1,308,000

	$10,438,000	$45,825,000	$21,445,000	$-	$77,708,000

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

Subsequent Events

Special Distributions

On April 20, 2007, we paid a special distribution of $600,000, or approximately $60 per unit, which approximates the taxable share of our 2006 income to our unit holders when added to the 2006 monthly distributions previously paid.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our future properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

The table below presents, as of March 31, 2007, the principal amounts and weight average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt - principal payments	$5,000,000	$-	$-	$-	$-	$-	$5,000,000
Average interest rate on maturing debt	10.00%	-	-	-	-	-	10.00%
Variable rate debt - principal payments	-	26,745,000	13,225,000	21,150,000	-	-	61,120,000
Average interest rate on maturing debt (based on rates in effect as of March 31, 2007)	-	8.53%	8.42%	7.62%	-	-	8.19%

The weighted-average interest rate of our mortgage debt as of March 31, 2007 was 8.33% per annum. As of March 31, 2007, our mortgage debt consisted of $5,000,000, or 7.6%, of the total debt at a fixed interest rate of 10.00% per annum and $61,120,000, or 92.4%, of the total debt at a variable interest rate of 8.19% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2007, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $306,000 or approximately 6.1%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

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

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and our Manager’s Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

During the period covered by this Quarterly report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Manager’s Chief Financial Officer, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended).

Pursuant to the Evaluation, our Chief Executive Officer and our Manager’s Chief Financial Officer conclude that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

Item 1.	Legal Proceedings.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Manager, advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS No. 5, Accounting for Contingencies.

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

Item 1A.	Risk Factors.

There were no other material changes from risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN 2003 Value Fund, LLC
(Registrant)

May 15, 2007	By:	/s/ Richard T. Hutton, Jr.
Date		Richard T. Hutton, Jr.
Chief Executive Officer (principal executive officer)

May 15, 2007	By:	/s/ Francene LaPoint
Date		Francene LaPoint
Chief Financial Officer, Triple Net Properties, LLC the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description

3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member. (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.6	Contract of Sale by and bewteen G&I III Resource Square, LLC, and Triple Net Properties, LLC, dated January 9, 2007, (included as Exhibit 10.1 to our Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.7	Assignment of Contract by and between Triple Net Properties, LLC, and NNN VF Four Resource Square, LLC, dated February 15, 2007, (included as Exhibit 10.2 to our Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.8	First Amendment to Contract of Sale by and between G&I III Resource Square, LLC, and Triple Net Properties, LLC, dated February 20, 2007, (included as Exhibit 10.3 to our Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.9	Deed of Trust by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.1 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).
10.10	Loan and Security Agreement by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.2 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).
10.11	Promissory Note by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.3 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).
10.12	Pledge and Security Agreement by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.4 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).
10.13	Guaranty of Non-Recourse Carveouts by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.5 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).
10.14	Environmental Indemnity Agreement by and between NNN VF Tiffany Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.6 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).

10.15		Assignment of Rents and Leases by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.7 to our Form 8-K filed on February 28, 2007 and incorporated herein by reference).
10.16		Deed of Trust, Security Agreement and Fixture Filing by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.4 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
10.17		Loan and Security Agreement by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.5 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
10.18		Promissory Note by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.6 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
10.19		Pledge and Security Agreement by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.7 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
10.20		Guaranty of Non-Recourse Carveouts by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.8 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
10.21		Environmental Indemnity Agreement by and between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.9 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
10.22		Assignment of Licenses, Permits, Approvals and Miscellaneous Contracts by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.10 to our Form 8-K filed on March 7, 2007 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith