Form 10-Q
period 2007-06-30
NNN 2003 VALUE FUND LLC
filed 2007-08-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0122092 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

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
Yes ☐  No ☑

As of August 14, 2007, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Real estate investments:
Operating properties, net	$69,363,000	$48,770,000
Properties held for sale, net	-	6,984,000
Investments in unconsolidated real estate	6,653,000	7,298,000

	76,016,000	63,052,000
Cash and cash equivalents	5,659,000	644,000
Investment in marketable securities	2,392,000	-
Accounts receivable, net	535,000	750,000
Accounts receivable from related parties	584,000	589,000
Restricted cash	4,185,000	1,042,000
Identified intangible assets, net	7,234,000	5,447,000
Other assets - properties held for sale, net	-	1,401,000
Other assets, net	3,012,000	1,711,000
Notes receivable	2,420,000	2,420,000

Total assets	$102,037,000	$77,056,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$66,215,000	$31,686,000
Mortgage loans payable secured by properties held for sale	-	5,500,000
Other debt	199,000	-
Accounts payable and accrued liabilities	1,930,000	2,279,000
Accounts payable due to related parties	211,000	920,000
Identified intangible liabilities, net	135,000	-
Other liabilities - properties held for sale, net	-	135,000
Security deposits, prepaid rent and other liabilities	919,000	878,000

	69,609,000	41,398,000
Minority interests	763,000	886,000
Commitments and contingencies (Note 13)
Unit holders’ equity	31,787,000	34,772,000
Accumulated other comprehensive loss	(122,000)	-

Total unit holders’ equity	31,665,000	34,772,000

Total liabilities, minority interests and unit holders’ equity	$102,037,000	$77,056,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Rental income	$1,934,000	$980,000	$3,586,000	$1,685,000

Expense:
Rental expense	1,171,000	586,000	2,271,000	1,022,000
General and administrative	241,000	139,000	744,000	361,000
Depreciation and amortization	1,110,000	691,000	1,947,000	1,082,000

Total expense	2,522,000	1,416,000	4,962,000	2,465,000

Loss before other (expense) income and discontinued operations	(588,000)	(436,000)	(1,376,000)	(780,000)

Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,564,000)	(612,000)	(2,619,000)	(1,086,000)
Interest and dividend income	181,000	105,000	278,000	279,000
Gain on sale of marketable securities	296,000	59,000	296,000	134,000
Equity in losses of unconsolidated real estate	(280,000)	(195,000)	(570,000)	(404,000)
Other (expense) income	(3,000)	(8,000)	29,000	58,000
Minority interests	8,000	7,000	88,000	2,000

Loss from continuing operations	(1,950,000)	(1,080,000)	(3,874,000)	(1,797,000)

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	-	582,000	3,134,000	6,238,000
Income (loss) from discontinued operations	44,000	229,000	100,000	(1,288,000)

Total income from discontinued operations	44,000	811,000	3,234,000	4,950,000

Net (loss) income	$(1,906,000)	$(269,000)	$(640,000)	$3,153,000

Comprehensive (loss) income:
Net (loss) income	$(1,906,000)	$(269,000)	$(640,000)	$3,153,000
Unrealized (loss) income on marketable securities	(79,000)	2,000	(122,000)	1,000

Comprehensive (loss) income	$(1,985,000)	$(267,000)	$(762,000)	$3,154,000

Net (loss) income per unit:
Continuing operations - basic and diluted	$(195.59)	$(108.32)	$(388.57)	$(180.04)
Discontinued operations - basic and diluted	4.41	81.34	324.37	495.94

Total net (loss) income per unit - basic and diluted	$(191.18)	$(26.98)	$(64.20)	$315.90

Weighted average number of units outstanding - basic and diluted	9,970	9,970	9,970	9,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 (Unaudited)

	Number of Units	Total

BALANCE - December 31, 2006	9,970	$34,772,000
Distributions	-	(2,345,000)
Net loss	-	(640,000)
Unrealized loss on marketable securities	-	(122,000)

BALANCE - June 30, 2007	9,970	$31,665,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(640,000)	$3,153,000
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate	(3,134,000)	(6,238,000)
Gain on sale of marketable securities	(296,000)	(134,000)
Depreciation and amortization (including deferred financing costs, deferred rent and above market leases)	1,683,000	989,000
Equity in losses of unconsolidated real estate	570,000	482,000
Minority interests	(88,000)	1,317,000
Allowance for doubtful accounts	41,000	22,000
Change in operating assets and liabilities:
Accounts receivable	192,000	(962,000)
Other assets	31,000	(353,000)
Accounts payable and accrued liabilities	(1,454,000)	482,000
Security deposits, prepaid rent and other liabilities	(102,000)	289,000

Net cash used in operating activities	(3,197,000)	(953,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate properties	(23,862,000)	(14,810,000)
Acquisition of investments in unconsolidated real estate	-	(157,000)
Proceeds from sale of real estate operating properties	11,491,000	22,345,000
Distributions received from unconsolidated real estate	75,000	-
Capital expenditures	(265,000)	(1,756,000)
Purchase of marketable securities	(5,761,000)	(2,441,000)
Proceeds from sale of marketable securities	3,543,000	4,436,000
Restricted cash	(3,143,000)	651,000

Net cash (used in) provided by investing activities	(17,922,000)	8,268,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable and other debt	34,728,000	10,578,000
Borrowings from related parties	1,250,000	-
Principal repayments on mortgage loans payable and other debt	(5,500,000)	(20,077,000)
Principal repayments on related party borrowings	(1,250,000)	(2,245,000)
Minority interests contributions	-	4,778,000
Minority interests distributions	(34,000)	(2,851,000)
Payment of deferred financing costs	(715,000)	-
Distributions	(2,345,000)	(4,248,000)
Repurchase of member units, net of costs	-	(134,000)

Net cash provided by (used in) financing activities	26,134,000	(14,199,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,015,000	(6,884,000)
CASH AND CASH EQUIVALENTS - beginning of period	644,000	10,760,000

CASH AND CASH EQUIVALENTS - end of period	$5,659,000	$3,876,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,243,000	$2,928,000
Income taxes	$10,000	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$490,000	$1,555,000

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties:
Security deposits and prepaid rent	$8,000	$-

Other assets	$403,000	$18,000

Accrued expenses	$39,000	$-

Minority interests contributions	$-	$163,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2007, we had interests in eight properties, including five consolidated interests in office properties with an aggregate total gross leaseable area, or GLA, of 835,000 square feet, and three unconsolidated interests in office properties with an aggregate total GLA of 1,140,000 square feet. At June 30, 2007, 56.2% of the total GLA of our consolidated properties was leased.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or for our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or upon our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.4% of its outstanding common stock as of June 30, 2007.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying unaudited consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

 Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP, and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

 Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

In June 2007, the American Institute of Certified Public Accountants, or the AICPA, issued Statement of Position, or SOP, 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-01. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-01 are effective for the first fiscal year beginning on January 1, 2008. We are currently evaluating SOP 07-01 and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements

3.	Investments in Real Estate

Operating Properties

Our investments in our consolidated properties consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Land	$11,974,000	$10,305,000
Buildings and tenant improvements	60,144,000	40,151,000

	72,118,000	50,456,000
Less: accumulated depreciation	(2,755,000)	(1,686,000)

	$69,363,000	$48,770,000

Depreciation expense was $615,000 and $287,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,069,000 and $501,000 for the six months ended June 30, 2007 and 2006, respectively.

2007 Acquisition

We acquired the following property in 2007:

Consolidated Property

 Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we purchased Four Resource Square, or the Four Resource Square property, a five story office building with 152,000 square feet of GLA located in Charlotte, North Carolina. This property was

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

purchased from an unaffiliated third party for a purchase price of $23,200,000 plus closing costs. We financed the property with a three-year $23,000,000 secured mortgage loan from RAIT Partnership, L.P. The mortgage loan requires monthly interest-only payments and matures on March 7, 2010 (See Note 8 for specific terms of the mortgage loan). We paid an acquisition fee of $464,000, or 2.0% of the purchase price, to Realty and its affiliates.

2007 Dispositions

We sold the following properties in 2007:

Consolidated Properties

 Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our Manager, for a sales price of $11,000,000. Since this transaction was a related party transaction, we obtained a fairness opinion from Robert A. Stanger & Co., an independent financial advisor, who concluded that the consideration received for the property was fair from a financial perspective. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the sales price.

 Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the 1590 South Daniels land parcel, located in Heber City, Utah, to an unaffiliated third party for a sales price of $1,259,000. Our net cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the sales price, was paid to an unaffiliated broker in connection with the sale.

Investments in Unconsolidated Real Estate

Investments in unconsolidated real estate as of June 30, 2007 and December 31, 2006 consisted of:

		Ownership	June 30,	December 31,
Description	Location	Percentage	2007	2006

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,431,000	$2,528,000
Chase Tower	Austin, TX	14.8	1,725,000	2,108,000
Executive Center II & III	Dallas, TX	41.1	2,497,000	2,662,000

			$6,653,000	$7,298,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Summarized condensed combined financial information about our unconsolidated real estate was as follows:

	June 30,	December 31,
	2007	2006

Balance Sheet Data:
Assets (primarily real estate)	$169,414,000	$170,089,000

Mortgage loans and other debt payable	112,601,000	107,621,000
Other liabilities	17,446,000	19,434,000
Equity	39,367,000	43,034,000

Total liabilities and equity	$169,414,000	$170,089,000

Our share of equity	$6,653,000	$7,298,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$6,124,000	$3,700,000	$12,233,000	$7,100,000
Rental and other expense	7,642,000	4,235,000	15,414,000	8,032,000

Net loss	$(1,518,000)	$(535,000)	$(3,181,000)	$(932,000)

Equity in losses of unconsolidated real estate	$(280,000)	$(200,000)	$(570,000)	$(409,000)
Gain on sale of unconsolidated real estate	-	5,000	-	5,000

Equity in losses and gain on sale of unconsolidated real estate	$(280,000)	$(195,000)	$(570,000)	$(404,000)

4.	Marketable Securities

The historical cost and estimated fair value of our investments in available-for-sale marketable equity securities are as follows:

	Historical	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2007 Equity securities	$2,514,000	$-	$(122,000)	$2,392,000

Sales of equity securities resulted in realized gains of $306,000 and realized losses of $(10,000) for the three and six months ended June 30, 2007. Sales of equity securities resulted in realized gains of $81,000 and $156,000 for the three and six months ended June 30, 2006, respectively, and realized losses of $(22,000) for the three and six months ended June 20, 2006.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	June 30,	December 31,
	2007	2006

In-place leases, above market leases and tenant relationships, net of accumulated of $2,232,000 and $1,417,000 as of June 30, 2007 and December 31, 2006, respectively (with a weighted average life of 48 months, 62 months, and 97 months for in-place leases, above market leases, and tenant relationships, respectively, as of June 30, 2007 and a weighted-average life of 55 months, 68 months, and 106 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2006)	$7,234,000	$5,447,000

Amortization expense was $475,000 and $547,000 for the three months ended June 30, 2007 and 2006, respectively, and $839,000 and $778,000 for the six months ended June 30, 2007 and 2006, respectively.

Amortization expense on the identified intangible assets as of June 30, 2007 for the six months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$856,000
2008	$1,501,000
2009	$1,115,000
2010	$947,000
2011	$870,000
Thereafter	$1,945,000

6.	Other Assets

Other assets consisted of the following:

	June 30,	December 31,
	2007	2006

Deferred rent receivable	$840,000	$317,000
Deferred financing costs, net of accumulated amortization of $540,000 and $227,000 as of June 30, 2007 and December 31, 2006, respectively	743,000	340,000
Lease commissions, net of accumulated amortization of $132,000 and $52,000 as of June 30, 2007 and December 31, 2006, respectively	1,319,000	932,000
Prepaid expenses, deposits and other liabilities	110,000	122,000

	$3,012,000	$1,711,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the sale of our former property, Financial Plaza. On February 6, 2006, we executed a new note with the buyer of Financial Plaza, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of June 30, 2007 and December 31, 2006 was $2,420,000. The Modified Note is secured by the property and bears interest at a fixed rate of 8.00% per annum. The Modified Note requires monthly interest-only payments to us with all unpaid principal and interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

property securing the Modified Note. The Modified Note is personally guaranteed by the buyer of Financial Plaza.

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans secured by our consolidated properties, including properties held for sale, of $66,215,000 and $37,186,000 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, the effective interest rates on these mortgage loans ranged from 7.57% to 13.32% per annum and 7.60% to 13.35% per annum, respectively, and the weighted-average effective interest rate was 8.33% and 8.72% per annum, respectively. The loans mature at various dates through March 2010 and require monthly interest-only payments.

On February 15, 2007, NNN VF Tiffany Square, LLC, our wholly-owned subsidiary, entered into a secured loan with RAIT Partnership L.P., as evidenced by a promissory note with a maximum borrowing amount of $13,725,000. The promissory note is secured by the Tiffany Square property located in Colorado Springs, Colorado. The loan bears interest at a monthly adjustable rate equal to the greater of (i) 8.00%, or (ii) the 30-day LIBOR rate plus 310 basis points, and requires monthly interest-only payments until it matures on February 15, 2009. This loan contains customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We are responsible for meeting these financial covenants while the loan is outstanding.

On March 7, 2007, in connection with the purchase of the Four Resource Square property, we entered into a secured loan with RAIT Partnership, L.P., as evidenced by a promissory note with a maximum borrowing amount of $23,000,000. The loan matures on March 7, 2010, which we may be extended for up to 12 months with prior written notice to the lender and payment of a fee paid to the lender, equal to 0.50% of the loan. The loan bears interest at a monthly adjustable rate equal to the greater of (i) 7.25% per annum, or (ii) the 30-day LIBOR rate plus 230 basis points. The loan requires monthly interest-only payments which began on the first day of each month beginning in May 2007. The loan contains customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We are responsible for meeting these financial covenants while the loans are outstanding.

On March 14, 2007, we sold the Interwood property. In connection with the sale, the property’s mortgage loan balance of $5,500,000 was repaid in full.

Many of our properties have been acquired through debt financing and as such are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of June 30, 2007, we were in compliance with such covenants on all our mortgage loans except the minimum net operating income requirement under the secured loan agreement for our Woodside property. We are currently negotiating with Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, to either waive the minimum net operating income requirement or to extend the accelerated maturity date beyond October 31, 2007, however, there can be no assurance that we will be able to obtain a waiver of the requirement or to extend the maturity date. If we are unable to obtain a waiver of the net operating income requirement or an extension of the maturity date, and we are unable to obtain financing to pay Wrightwood, or to obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders. See Note 18 - Subsequent Events.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the three and six months ended June 30, 2007, we borrowed $999,000 and repaid $800,000 on margin. As of June 30, 2007, there was $199,000 in margin liabilities outstanding at an interest rate of 9.63% per annum. As of December 31, 2006, there were no margin liabilities outstanding. We have complied with Merrill Lynch’s margin lending policy during the period over which margin liabilities were outstanding.

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in our condensed consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our condensed consolidated statements of operations and comprehensive income in the period of change.

The following table lists the derivative financial instrument held by us as of June 30, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(11,000)	SWAP	05/12/2008

We recorded $26,000 and $23,000 as reductions to interest expenses for the three and six months ended June 30, 2007, respectively. We recorded $10,000 as a reduction to interest expense for the three and six months ended June 30, 2006. The fair value of the derivative was $(38,000) as of December 31, 2006.

10.	Minority Interests

A minority interest relates to the interest in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of June 30, 2007:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

A minority interest relates to the interest in the following consolidated limited liability companies and property with TIC ownership interests that are not wholly-owned by us as of December 31, 2006:

	Date	Minority
Entity	Acquired	Interests

NNN 801K Street, LLC	03/31/04	15.0%
NNN Oakey Building 2003, LLC	04/02/04	24.5%
NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

11.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of June 30, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and six months ended June 30, 2007 and 2006.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, pro rata to pay all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations

During the six months ended June 30, 2007 and 2006, distributions of $235 and $425 per unit, respectively, were declared, aggregating approximately $2,345,000 and $4,248,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

12.	Related Party Transactions

The Operating Agreement and Management Agreement

Our Manager manages us pursuant to the terms of the Operating Agreement. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or upon our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

We pay Realty, or its affiliates, the fees described below.

 Property Management Fees

Realty or its affiliates is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended June 30, 2007 and 2006, we incurred property management fees to Realty or its affiliates in the amount of $89,000 and $184,000, respectively, and $170,000 and $313,000 for the six months ended June 30, 2007 and 2006, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

 Real Estate Acquisition Fee

We pay Realty or its affiliates a real estate acquisition fee up to 3.0% of the purchase price of a property. For the three months ended June 30, 2007 and 2006, we incurred real estate acquisition fees to Realty or its affiliates in the amount of $0 and $300,000, respectively, and $464,000 and $300,000 for the six months ended June 30, 2007 and 2006, respectively.

 Real Estate Disposition Fee

We pay Realty or its affiliates a real estate disposition fee of up to 5.0% of the gross sales price of a property. There were no real estate disposition fees incurred for the three months ended June 30, 2007 and 2006. We incurred real estate disposition fees to Realty or its affiliates in the amount of $165,000 and $500,000 for the six months ended June 30, 2007 and 2006, respectively.

 Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. The value of such leases is calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the three months ended June 30, 2007 and 2006, we incurred lease commissions to Realty or its affiliates in the amount of $22,000 and $4,000, respectively, and $139,000 and $11,000 for the six months ended June 30, 2007 and 2006.

 Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. For the three months ended June 30, 2007 and 2006, we incurred accounting fees to our Manager for such services in the amount of $10,000 and $15,000, respectively, and $21,000 and $30,000 for the six months ended June 30, 2007 and 2006, respectively.

 Loan Fees

We pay Realty or its affiliate a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any loan fees for the three and six months ended June 30, 2007 and 2006.

 Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Manager and its affiliates. Related party accounts payable consists primarily of amounts due from us to our Manager and its affiliates.

 Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with our Manager, as evidenced by a promissory note with a principal amount of $250,000. The unsecured loan bore interest at a fixed rate of 6.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors as evidenced by a promissory note with a principal amount of $200,000. The unsecured loan bore interest at a fixed rate of 8.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

unsecured loan with NNN Realty Advisors, as evidenced by a promissory note with a principal amount of $800,000. The unsecured loan bore interest at a fixed rate of 9.00% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. These loans were obtained to be used for general operations. The terms of these related party unsecured loans, were approved by our Manager and deemed fair, competitive and commercially reasonable by our Manager. On February 16, 2007, we repaid the entire balance of these loans along with all accrued interest.

 Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through one or more related parties, including our Manager and/or its affiliates.

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of June 30, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

 Litigation

Neither we nor our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

 Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our properties that would have a material adverse effect on our financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

 Unconsolidated Debt

Total mortgage loans payable and other debt of our unconsolidated properties was $112,601,000 and $107,621,000 as of June 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated loans payable based on our ownership percentage was $18,708,000 and $17,912,000 as of June 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage and other debt and our portion of the total mortgage and other debt related to our unconsolidated properties were as follows:

		As of June 30, 2007		As of December 31, 2006
		Mortgage Loans	NNN 2003 Value	Mortgage Loans	NNN 2003 Value
	Ownership	Payable and Other	Fund, LLC’s	Payable and Other	Fund, LLC’s
Property	Percentage	Debt Balance	Portion of Debt	Debt Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,606,000	$2,942,000	$34,943,000	$2,970,000
Chase Tower	14.8	61,915,000	9,157,000	56,764,000	$8,401,000
Executive Center II & III	41.1	16,080,000	6,609,000	15,914,000	$6,541,000

		$112,601,000	$18,708,000	$107,621,000	$17,912,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants, and other requirements on a combined and individual basis. As of June 30, 2007, all unconsolidated properties were in compliance with all such covenants or have obtained waivers for any instances of non-compliance.

Other

Other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on our financial position and consolidated results of operations.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of June 30, 2007, we had interests in one consolidated property located in Texas which accounted for 11.8% of our total rental revenue, one consolidated property located in Oregon which accounted for 20.8% of our total rental revenue, one consolidated property located in Colorado which accounted for 14.1% of our total rental revenue, one consolidated property located in North Carolina which accounted for 30.0% of our total rental revenue, and one consolidated property located in California which accounted for 23.3% of our total rental revenue. These revenues are based on contractual base rent from leases in effect as of June 30, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of June 30, 2007, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

GSA - FBI	$1,067,000	16.5%	901 Civic Center	49,000	03/14/08
Westwood College of Technology	$763,000	11.8%	Executive Center I	44,000	01/31/13
McKesson Information Solutions, Inc.	$757,000	11.7%	Four Resource Square	41,000	10/31/08

*  Annualized rental revenue based on contractual base rent from leases in effect as of June 30, 2007.

As of June 30, 2006, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2006 Annual	2006 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Heritage Capital Corporation	$1,575,000	13.4%	3500 Maple	73,000	06/30/15

*	Annualized rental revenue based on contractual base rent from leases in effect as of June 30, 2006.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold as of June 30, 2007 or classified as held for sale as of June 30, 2007 are reflected in our interim unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2007 and 2006, discontinued operations included the net income (loss) of seven properties sold as of June 30, 2007.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and six months ended June 30, 2007 and 2006:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006

Rental income	$55,000	$2,954,000	$382,000	$5,333,000
Rental expense	(11,000)	(1,572,000)	(180,000)	(3,066,000)
Depreciation and amortization	-	(104,000)	(10,000)	(208,000)

Income before other expense	44,000	1,278,000	192,000	2,059,000
Interest expense (including amortization of deferred financing costs)	-	(940,000)	(92,000)	(2,028,000)
Minority interests	-	(109,000)	-	(1,319,000)

Income (loss) from discontinued operations	44,000	229,000	100,000	(1,288,000)
Gain on sale of real estate including minority interest on sale of real estate	-	582,000	3,134,000	6,238,000

Total income from discontinued operations	$44,000	$811,000	$3,234,000	$4,950,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A summary of the properties held for sale balance sheet information is as follows:

	June 30,	December 31,
	2007(1)	2006

Operating properties, net of accumulated depreciation of $0 and $320,000 as of June 30, 2007 and December 31, 2006, respectively	$-	$6,984,000

Identified intangible assets, net of accumulated amortization of $0 and $512,000 as of June 30, 2007 and December 31, 2006, respectively	-	1,185,000
Lease commissions, net of accumulated amortization of $0 and $0 as of June 30, 2007 and December 31, 2006, respectively	-	131,000
Loan fees, net of accumulated amortization of $0 and $177,000 as of June 30, 2007 and December 31, 2006, respectively	-	8,000
Other assets	-	77,000

Total other assets	-	1,401,000

Total assets	$-	$8,385,000

Mortgage loans payable	$-	$5,500,000
Security deposits, prepaid rent and other liabilities	-	135,000

Total liabilities	$-	$5,635,000

(1)	Assets and liabilities of discontinued operations were sold in the first quarter of 2007

16.	Per Unit Data

We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (losses) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of June 30, 2007 and 2006.

Net income (loss) per unit for the three and six months ended June 30, 2007 and 2006 is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Loss from continuing operations	$(1,950,000)	$(1,080,000)	$(3,874,000)	$(1,797,000)
Income from discontinued operations	44,000	811,000	3,234,000	4,950,000

Net (loss) income	$(1,906,000)	$(269,000)	$(640,000)	$3,153,000

Net (loss) income per unit:
Continuing operations - basic and diluted	$(195.59)	$(108.33)	$(388.57)	$(180.04)
Discontinued operations - basic and diluted	4.41	81.35	324.37	495.94

Total net (loss) income per unit - basic and diluted	$(191.18)	$(26.98)	$(64.20)	$315.90

Weighted average number of units outstanding - basic and diluted	9,970	9,970	9,970	9,981

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

17.	Business Combinations

During the six months ended June 30, 2007, we completed the acquisition of the Four Resource Square property, a consolidated office property, thereby adding 152,000 square feet of GLA to our property portfolio. The purchase price plus net closing costs was $23,506,000, of which $23,000,000 was financed with mortgage debt. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities incurred, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships, and above market leases. We also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities incurred at the date of acquisition for the following property:

Four Resource Square

Land	$1,668,000
Building and improvements	19,357,000
In place leases	1,034,000
Tenant relationships	1,592,000

Net assets acquired	$23,651,000

Below market leases	(145,000)

Net liabilities incurred	$(145,000)

Our results of operations include the results of Four Resource Square from March 7, 2007 through June 30, 2007. In addition, we sold one consolidated office property and one consolidated land parcel during the six months ended June 30, 2007 as discussed in Note 3, Investments in Real Estate.

During the six months ended June 30, 2006, we completed the acquisition of 901 Civic Center, a consolidated property, thereby adding a total of 99,000 square feet of GLA to our property portfolio. The purchase price was $14,700,000, of which $0 was financed with mortgage debt. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above or below market leases. During 2006, we allocated and recorded $1,620,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Our results of operations include the combined results of 901 Civic Center from April 24, 2006 through June 30, 2006. One consolidated property was sold during the six months ended June 30, 2006. During the fourth quarter of 2006, we also completed the acquisition of Tiffany Square.

Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2006, pro forma revenues, net loss and net loss per diluted unit would have been $1,934,000, $(1,950,000) and $(195.59), respectively, for the three months ended June 30, 2007; and $3,959,000, $(4,283,000) and $(429.59), respectively, for the six months ended June 30, 2007. Pro forma revenues, net loss and net loss per diluted unit would have been $2,144,000, $(1,883,000) and $(188.87), respectively, for the three months ended June 30, 2006, and $4,296,000, $(3,610,000) and $(361.69), respectively, for the six months ended June 20, 2006. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

18.	Subsequent Events

Mortgage Loan Payable

On July 10, 2007, we received a letter from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to September 30, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating the minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement

We are in the process of negotiating two new leases for the Woodside property. We anticipate that these prospective leases will be executed in September 2007, however, there can be no assurance that we will be able to successfully negotiate such leases. Pursuant to the terms of the prospective leases being negotiated, the new tenants would occupy approximately 54,000 square feet of gross leaseable area, which could raise the property’s occupancy rate from 54.7% to 82.7%, and increase the gross rental revenue by $1,242,000. We informed Wrightwood of these prospective leases and on August 13, 2007, we received a written notice from Wrightwood stating that the accelerated maturity date would be extended to October 31, 2007. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. We are currently negotiating with Wrightwood to either waive the minimum net operating income requirement or to extend the accelerated maturity date beyond October 31, 2007, however, there can be no assurance that we will be able to obtain a waiver of the requirement or to extend the maturity date. If we are unable to obtain a waiver of the net operating income requirement or an extension of the maturity date, and we are unable to obtain financing to pay Wrightwood, or to obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2007 and December 31, 2006, together with our results of operations for the three and six months ended June 30, 2007 and 2006, respectively, and cash flows for the six months ended June 30, 2007 and 2006, respectively.

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

Overview and Background

We are a Delaware limited liability company which was formed on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2007, we had interests in eight properties, including five consolidated interests in office properties with an aggregate total gross leaseable area, or GLA, of 835,000 square feet, and three unconsolidated interests in office properties with an aggregate total GLA of 1,140,000 square feet. As of June 30, 2007, 56.2% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 25.4% of its outstanding common stock as of June 30, 2007.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

2007 Acquisition

We acquired the following property in 2007:

Consolidated Property

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we purchased Four Resource Square, or the Four Resource Square property, a five story office building with 152,000 square feet of GLA located in Charlotte, North Carolina. This property was purchased from an unaffiliated third party for a purchase price of $23,200,000 plus closing costs. We financed the property with a three-year $23,000,000 secured mortgage loan from RAIT Partnership, L.P. The mortgage loan requires monthly interest-only payments and matures on March 7, 2010 (See Note 8 for specific terms of the mortgage loan). We paid an acquisition fee of $464,000, or 2.0% of the purchase price, to Realty and its affiliates.

2007 Dispositions

We sold the following properties in 2007:

Consolidated Properties

 Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our Manager, for a sales price of $11,000,000. Since this transaction was a related party transaction, we obtained a fairness opinion from Robert A. Stanger & Co., an independent financial advisor, who concluded that the consideration received for the property was fair from a financial perspective. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the sales price.

 Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the 1590 South Daniels land parcel, located in Heber City, Utah, to an unaffiliated third party for a sales price of $1,259,000. Our net cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the sales price, was paid to an unaffiliated broker in connection with the sale.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

 Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

In June 2007, the American Institute of Certified Public Accountants, or the AICPA, issued Statement of Position, or SOP, 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-01. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide. Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of SOP 07-01 are effective for the first fiscal year beginning on January 1, 2008. We are currently evaluating SOP 07-01 and have not determined whether we will be required to apply the provisions of the Guide in presenting our consolidated financial statements

Factors Which May Influence Results of Operations

 Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the property. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

 Scheduled Lease Expirations

As of June 30, 2007, our consolidated properties were 56.2% leased to 39 tenants. Approximately 1.8% of the leases for the existing gross leaseable area, or GLA, expire during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

 Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations and could impact our ability to continue to pay distributions at current rates to our unit holders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our unit holders. As part of our compliance with the Sarbanes-Oxley Act, we will have to provide management’s assessment of our internal control over financial reporting as of December 31, 2007.

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

 Comparison of the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Revenues :
Rental income	$1,934,000	$980,000	$954,000	97.3%	$3,586,000	$1,685,000	$1,901,000	112.8%
Expenses:
Rental expenses	1,171,000	586,000	585,000	99.8	2,271,000	1,022,000	1,249,000	122.2
General and administrative	241,000	139,000	102,000	73.4	744,000	361,000	383,000	106.1
Depreciation and amortization	1,110,000	691,000	419,000	60.6	1,947,000	1,082,000	865,000	79.9

	2,522,000	1,416,000	1,106,000	78.1	4,962,000	2,465,000	2,497,000	101.3
Loss before other (expense) income and discontinued operations	(588,000)	(436,000)	(152,000)	(34.9)	(1,376,000)	(780,000)	(596,000)	(76.4)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,564,000)	(612,000)	(952,000)	(155.6)	(2,619,000)	(1,086,000)	(1,533,000)	(141.2)
Interest and dividend income	181,000	105,000	76,000	72.4	278,000	279,000	(1,000)	(0.4)
Gain on sale of marketable securities	296,000	59,000	237,000	401.7	296,000	134,000	162,000	120.9
Equity in losses and gain on sale of unconsolidated real estate	(280,000)	(195,000)	(85,000)	(43.6)	(570,000)	(404,000)	(166,000)	(41.1)
Other (expense) income	(3,000)	(8,000)	5,000	62.5	29,000	58,000	(29,000)	(50.0)
Minority interests	8,000	7,000	1,000	14.3	88,000	2,000	86,000	4,300.0

Loss from continuing operation before discontinued operations	(1,950,000)	(1,080,000)	(870,000)	(80.6)	(3,874,000)	(1,797,000)	(2,077,000)	(115.6)
Discontinued operations:
Gain on sale of real estate	-	582,000	(582,000)	(100.0)	3,134,000	6,238,000	(3,104,000)	(49.8)
Income (loss) from discontinued operations	44,000	229,000	(185,000)	(80.8)	100,000	(1,288,000)	1,388,000	107.8

	44,000	811,000	(767,000)	(94.6)	3,234,000	4,950,000	(1,716,000)	(34.7)

Net (loss) income	$(1,906,000)	$(269,000)	$(1,637,000)	(608.6)%	$(640,000)	$3,153,000	$(3,793,000)	(120.3)%

Rental Income

Rental income increased $954,000, or 97.3%, to $1,934,000 during the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $96,000, $517,000, and $514,000, as a result of the acquisitions of 901 Civic Center, acquired on April 24, 2006, Tiffany Square, acquired on November 15, 2006, and Four Resource Square, acquired on March 7, 2007, respectively. The increase was partially offset by a decrease of $164,000, as a result of an expiration of one major tenant’s lease at our Woodside property in August 2006.

Rental income increased $1,901,000, or 112.8%, to $3,586,000 during the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $505,000, $1,086,000, and $651,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square and Four Resource Square, respectively. The acquisitions of the three properties, discussed above, were completed during the second quarter of 2006 through the first quarter of 2007. The increase was partially offset by a decrease of $329,000, as a result of an expiration of one major tenant’s lease at our Woodside property in August 2006. See Income (Loss) from Discontinued Operations below for further discussion of the operating results from discontinued properties.

Rental Expense

Rental expense increased $585,000, or 99.8%, to $1,171,000 during the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $104,000, $277,000, and $217,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square and Four Resource Square, respectively.

Rental expense increased $1,249,000, or 122.2%, to $2,271,000 during the six months ended June 30, 2007, compared to the same periods in 2006. The increase was primarily attributable to $355,000, $562,000, and $265,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square and Four Resource Square, respectively. The acquisitions of the three properties, discussed above, were completed during the second quarter of 2006 through the first quarter of 2007.

General and Administrative Expense

General and administrative expense consisted primarily of third-party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $102,000, or 73.4%, to $241,000 during the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to increases in bad debt expense at 901 civic center of $42,000, printing fees for public filings of $42,000, and tax preparation fees of $19,000.

General and administrative expense increased $383,000, or 106.1%, to $744,000 during the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to increases in audit fees of $95,000, tax preparation fees of $93,000, professional fees for the valuation of our properties of $88,000, and printing fees for public filings of $87,000.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $419,000, or 60.6%, to $1,110,000 during the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $63,000, $171,000, and $396,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square, and Four Resource Square, respectively. The increase was partially offset by a decrease of $210,000, as a result of the write-off of intangible assets associated with a major tenant whose lease expired at our Woodside property in August 2006.

Depreciation and amortization expense increased $865,000, or 79.9%, to $1,947,000 during the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $263,000, $342,000, and $528,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square, and Four Resource Square, respectively. The acquisitions of these three properties were completed during the second quarter of 2006 through the first quarter of 2007 as discussed above. The increase was also partially offset by a decrease of $267,000, as a result of the write-off of intangible assets associated with a major tenant whose lease expired at our Woodside property in August 2006.

Interest Expense

Interest expense increased $952,000, or 155.6%, to $1,564,000 during the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $440,000, in interest on a mortgage loan payable in connection with the acquisition of Four Resource Square, which was acquired on March 7, 2007. Contributing to the overall increase was additional interest expense of $98,000 and $306,000, due to the refinancing of 901 Civic Center and Tiffany Square, respectively. The refinancing of 901 Civic Center was completed on May 12, 2006, and the refinancing of Tiffany Square was completed on February 15, 2007.

Interest expense increased $1,533,000, or 141.2%, to $2,619,000 during the six months ended June 30, 2007, compared to the same periods in 2006. The increase was attributable to $563,000, in interest on a mortgage loan payable in connection with the acquisition of Four Resource Square. Contributing to the overall increase was additional interest expense of $343,000 and $471,000, due to the refinancing of 901 Civic Center and Tiffany Square.

Interest and Dividend Income

Interest and dividend income increased $76,000, or 72.4%, to $181,000 during the three months ended June 30, 2007, compared to the same period in 2006, The increase was primarily due to dividend income from our Merrill Lynch investment account.

Interest and dividend income decreased $1,000, or 0.4%, to $278,000 during the six months ended June 30, 2007, compared to the same period in 2006, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average cash balances in our money market accounts in 2007, compared to the same period in 2006. This decrease was partially offset by the increase in dividend income from our Merrill Lynch Investment account during the second quarter 2007.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities increased $237,000, or 401.7%, to $296,000 during the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to more sales transactions conducted during the second quarter 2007 and higher equity investment balances at our Merrill Lynch account in 2007, compared to the same period in 2006.

Gain on sale of marketable securities increased $162,000, or 120.9%, to $296,000 during the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to more sales transactions conducted during the second quarter of 2007 and higher equity investment balances at our Merrill Lynch account in 2007, compared to the same period in 2006. There were no sales of marketable securities and no gains on sale recorded during the first quarter of 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate increased $85,000, or 43.6%, to $280,000 during the three months ended June 30, 2007, compared to the same period in 2006. Contributing to the increase for the three months ended June 30, 2007, was $201,000 attributable to recording operating losses from an unconsolidated property, Chase Tower, which was acquired on July 3, 2006. This increase was partially offset by a decrease in equity in losses of $108,000 from NNN Executive Center II & III 2003, LP, as a result of a decrease in amortization expense for the underlying property, due to intangible assets associated with a major tenant being fully amortized in 2006.

Equity in losses of unconsolidated real estate increased $166,000, or 41.1%, to $570,000 during the six months ended June 30, 2007, compared to the same periods in 2006. Contributing to the increase for the six months ended June 30, 2007, was $382,000 attributable to recording operating losses from Chase Tower. This increase was partially offset by a decrease in equity in losses of $254,000 for the six months ended June 30, 2007, from NNN Executive Center II & III 2003, LP, as a result of a decrease in amortization expense for the underlying property, due to intangible assets associated with a major tenant being fully amortized in 2006.

Minority Interests

Minority interests increased $1,000, or 14.3%, to $8,000, during the three months ended June 30, 2007, compared to the same period in 2006. Minority interests increased $86,000, or 4,300%, to $88,000, during the six months ended June 30, 2007, compared to the same period in 2006. The increase for the six months ended June 30, 3007 was primarily attributable to a decrease of minority interest expense of $66,000 from a consolidated limited liability company, NNN Oakey Building 2003, LLC, of which we used to own 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter of 2007.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $44,000 and $229,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in income was primarily due to disposition of the 3500 Maple property which was completed on October 31, 2006, resulting in reduced income of $290,000, compared to the same period in 2006. This decrease was partially offset by a decrease in loss due to disposition of the Interwood property in the first quarter of 2007, resulting in reduced loss of $92,000.

Income (loss) from discontinued operations was $100,000 and $(1,288,000) for the six months ended June 30, 2007 and 2006, respectively. The increase in income was primarily due to the reduction of minority interest expense of $1,199,000 which was recorded in 2006 in connection with gain on sale of the Oakey Building.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

Gain on sale of real estate of $3,134,000 for the six months ended June 30, 2007 was comprised of the gain on sale of the Interwood property of $2,677,000 and gain on sale of the Daniels Road land parcel of $457,000. There was no gain on sale of real estate recorded for the three months ended June 30, 2007.

Gain on sale of real estate was $582,000 and $6,238,000, for the three and six months ended June 30, 2006, respectively, and was comprised of the gain on sale of our interest in the Oakey building of $5,609,000 and the gains on sale of 14.0% of our interest (sold on February 10, 2006) and 21.5% of our interest (sold on June 13, 2006) in the 3500 Maple property of $133,000 and $342,000, respectively, together with the $236,000 in deferred gain recognized at June 30, 2006 from the sale of the Southwood property.

Net (Loss) Income

As a result of the above, net loss was $(1,906,000), or $(191.18) per basic and diluted unit, and $(640,000), or $(64.20) per basic and diluted unit, for the three and six months ended June 30, 2007, respectively, compared to net loss of $(269,000), or $(26.98) per basic and diluted unit, and net income of $3,153,000, or $315.90 per basic and diluted unit, for the three and six months ended June 30, 2006, respectively.

Liquidity

Cash Flows

Comparison of the Six Months Ended June 30, 2007 and 2006

Net cash used in operating activities increased $2,244,000 to $3,197,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was primarily attributable to cash used to pay down accounts payable and accrued expenses of $1,936,000, a decrease of $1,405,000 in minority interest expense due to the sale of our Oakey Building in 2006, and a decrease in cash received for security deposits and prepaid rents of $391,000, partially offset by a $1,154,000 increase in cash provided by collection of accounts receivable in 2007, compared to the same period in 2006.

Net cash used in investing activities increased $26,190,000 to $17,922,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was primarily attributable to a decrease in proceeds from sale of real estate properties of $10,854,000. Contributing to the increase was $9,052,000 of cash used to acquire real estate properties, which included $23,862,000 used to purchase Four Resource Square, including closing costs, in the first quarter of 2007, compared to $14,810,000 used to purchase 901 Civic Center in the second quarter of 2006. Also contributing to the increase was $3,794,000 in restricted cash due to an increase in lenders’ required reserves.

Net cash provided by financing activities increased $40,333,000 to $26,134,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was primarily attributable to the refinancing of Tiffany Square and borrowings associated with the acquisition of Four Resource Square. Also contributing to the increase was a decrease of $14,577,000 in cash used to pay off mortgages in conjunction with sale of our property during the six months ended June 30, 2007, compared to the same period in 2006. We used $5,500,000 to pay off mortgage in connection with the disposition of the Interwood property in the first quarter of 2007, compared to $8,757,000 used to pay off mortgage payable at Oakey Building in the first quarter of 2006, and a mezzanine loan payable of $11,320,000 at the 3500 Maple property in the second quarter of 2006. In addition, cash distributions paid to unit holders decreased $1,903,000 compared to the same period in 2006.

As a result of the above, cash and cash equivalents increased $1,783,000 to $5,659,000 as of June 30, 2007, compared to $3,876,000 as of June 30, 2006.

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of June 30, 2007 and December 31 2006, our total debt as a percentage of total capitalization was 67.7% and 51.7%, respectively.

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

Debt Financing

Mortgage loans payable, including mortgage loans payable secured by properties held for sale, was $66,215,000 and $37,186,000 as of June 30, 2007 and December 31, 2006, respectively. Mortgage loans payable as a percentage of total capitalization increased to 67.5% as of June 30, 2007 from 51.7% as of December 31, 2006. The increase of $29,029,000 during the six months ended June 30, 2007 was primarily due to the purchase of Four Resource Square and the related financing along with the refinance of Tiffany Square. This increase was partially offset by the pay-off of the mortgage loan payable of $5,500,000 in connection with the sale of the Interwood property.

As of June 30, 2007 and December 31, 2006, $61,215,000, or 92.4%, and $32,186,000, or 86.6%, respectively, of our total mortgage loans payable required interest payments based on variable rates and the remaining mortgage loans payable was at fixed rates. The fixed interest rate loans require monthly interest payments based on a fixed rate of 10.00% per annum as of June 30, 2007. Variable interest rate loans include interest only loans, with interest rates ranging from 7.57% to 13.32% per annum as of June 30, 2007. Loans mature at various dates through March 2010.

The composition of our aggregate debt balances as of June 30, 2007 and December 31, 2006 were as follows:

			Weighted -Average
	Total Debt		Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

Mortgage loans payable and other debt:
Mortgage loans payable	$66,215,000	$37,186,000	8.33%	8.72%
Other debt	$199,000	$-	9.63%	-
Fixed rate and variable rate:
Fixed rate	$5,000,000	$5,000,000	10.00%	10.00%
Variable rate	$61,414,000	$32,186,000	8.20%	8.52%

As of June 30, 2007, the interest payments on 23.5% of our mortgage loans payable are either fixed or swapped. The remaining 76.5% of our mortgage loans payable is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of June 30, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(11,000)	SWAP	05/12/2008

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

We have restricted cash balances of $4,185,000 as of June 30, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $497,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

On July 10, 2007, we received a letter from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest to September 30, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating the minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement.

We are in the process of negotiating two new leases for the Woodside property. We anticipate that these prospective leases will be executed in September 2007, however, there can be no assurance that we will be able to successfully negotiate such leases. Pursuant to the terms of the prospective leases being negotiated, the new tenants would occupy approximately 54,000 square feet of gross leaseable area, which could raise the property’s occupancy rate from 54.7% to 82.7%, and increase the gross rental revenue by $1,242,000. We informed Wrightwood of these prospective leases and on August 13, 2007, we received a written notice from Wrightwood stating that the accelerated maturity date would be extended to October 31, 2007. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. We are currently still negotiating with Wrightwood to either waive the minimum net operating income requirement or to extend the accelerated maturity date beyond October 31, 2007, however there can be no assurance that we will be able to obtain a waiver of the requirement or to extend the maturity date.

We have also begun negotiating with other financial institutions to refinance this loan by October 31, 2007. Although, we believe we will be able to refinance the loan on the Woodside property due to the two potential leases, increased occupancy and the corresponding potential increase in rental revenue, we cannot provide any reasonable assurance that we will be successful in obtaining a loan from other financial institutions to repay Wrightwood by October 31, 2007.

In the event that the loan is accelerated and we are unable to obtain alternative financing to repay Wrightwood, or to obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could result in a foreclosure of the Woodside property and/or have a material adverse affect on our current and long-term liquidity.

Other Liquidity Needs

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $3,190,000 for the remainder of 2007. As of June 30, 2007, we had $2,004,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

We currently anticipate that we will require up to $1,745,000 to fund our distributions for the remainder of the year ended December 31, 2007, which we intend to fund with cash from operations and gains from the sale of real estate. In the event we cannot make the distributions from operations and sales of real estate, we may use one or a combination of short-term debt and long-term debt.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage loans payable and other debt of unconsolidated properties was $112,601,000 and $107,621,000 as of June 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated loans payable based on our ownership percentage was $18,708,000 and $17,912,000 as of June 30, 2007 and December 31, 2006, respectively.

		As of June 30, 2007		As of December 31, 2006
		Mortgage Loans	NNN 2003 Value	Mortgage Loans	NNN 2003 Value
	Ownership	Payable and	Fund, LLC’s	Payable and	Fund, LLC’s
Property	Percentage	Other Debt Balance	Portion of Debt	Other Debt Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,606,000	$2,942,000	$34,943,000	$2,970,000
Chase Tower	14.8	61,915,000	9,157,000	56,764,000	8,401,000
Executive Center II & III	41.1	16,080,000	6,609,000	15,914,000	6,541,000

		$112,601,000	$18,708,000	$107,621,000	$17,912,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants, and other requirements on a combined and individual basis. As of June 30, 2007, all unconsolidated properties were in compliance with all such covenants or have obtained waivers for any instances of non-compliance.

Unconsolidated Debt Due to Related Parties

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of June 30, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		NNN 2003
		Value Fund,
	Amount of	LLC’s Portion
Property/Issue Date	Loan	of Debt

Executive Center II & III:
6/8/2005	$1,000,000	$411,000
9/12/2005	200,000	82,000
10/18/2005	240,000	99,000
11/14/2005	5,000	2,000

	$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgage loans payable and other debt. As of June 30, 2007 and December 31, 2006, all of our consolidated properties were subject to existing mortgages which had an aggregate principal amount outstanding of $66,215,000 and $37,186,000, respectively. Our total mortgage loans payable consisted of fixed rate debt of $5,000,000, or 7.6% of the total mortgage loans payable, and $5,000,000, or 13.4% of the total mortgage loans payable, at an interest rate of 10.00% per annum as of June 30, 2007 and December 31, 2006, respectively. Of the total mortgage loans payable, $61,215,000, or 92.4%, and $32,186,000, or 86.6%, as of June 30, 2007 and December 31, 2006, respectively, was variable rate mortgage loans payable at a weighted-average interest rate of 8.19% per annum and 8.52% per annum as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, the weighted-average interest rate on our outstanding mortgages was 8.33% per annum and 8.72% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of June 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$16,290,000	$23,775,000	$21,150,000	$-	61,215,000
Principal payments — fixed rate debt	5,000,000	-	-	-	5,000,000
Interest payments — variable rate debt (based on rate in effect as of June 30, 2007)	2,273,000	4,802,000	295,000	-	7,370,000
Interest payments — fixed rate debt	250,000	-	-	-	250,000
Tenant improvement and lease commission obligations	2,151,000	-	-	-	2,151,000

Total	$25,964,000	$28,577,000	$21,445,000	$-	$75,986,000

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

Subsequent Events

Mortgage Loan Payable

On July 10, 2007, we received a letter from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to September 30, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating the minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement

We are in the process of negotiating two new leases for the Woodside property. We anticipate that these prospective leases will be executed in September 2007, however, there can be no assurance that we will be able to successfully negotiate such leases. Pursuant to the terms of the prospective leases being negotiated, the new tenants would occupy approximately 54,000 square feet of gross leaseable area, which could raise the property’s occupancy rate from 54.7% to 82.7%, and increase the gross rental revenue by $1,242,000. We informed Wrightwood of these prospective leases and on August 13, 2007, we received a written notice from Wrightwood stating that the accelerated maturity date would be extended to October 31, 2007. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. We are currently negotiating with Wrightwood to either waive the minimum net operating income requirement or to extend the accelerated maturity date beyond October 31, 2007, however, there can be no assurance that we will be able to obtain a waiver of the requirement or to extend the maturity date. If we are unable to obtain a waiver of the net operating income requirement or an extension of the maturity date, and we are unable to obtain financing to pay Wrightwood, or to obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

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

The table below presents, as of June 30, 2007, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt - principal payments	$5,000,000	$-	$-	$-	$-	$-	$5,000,000
Average interest rate on maturing debt	10.00%	-	-	-	-	-	10.00%
Variable rate debt - principal payments	$16,290,000	$10,550,000	$13,225,000	$21,150,000	$-	$-	$61,215,000
Average interest rate on maturing debt (based on rates in effect as of June 30, 2007)	8.67%	8.32%	8.42%	7.62%	-	-	8.19%

The weighted-average interest rate of our mortgage loans payable as of June 30, 2007 was 8.33% per annum. As of June 30, 2007, our mortgage loans payable consisted of $5,000,000, or 7.6% of the total mortgage loans payable, at a fixed interest rate of 10.00% per annum and $61,215,000, or 92.4% of the total mortgage loans payable, at a variable interest rate of 8.19% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2007, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $306,000 or approximately 6.1%.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a result of not generating the net operating income required under the secured loan agreement for our Woodside property, the lender has accelerated the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to October 31, 2007, which could result in a foreclosure on the Woodside property and/or a material adverse impact on our operating activities and cash flow .

On August 13, 2007, we received written notice from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to October 31, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating a minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. We are currently negotiating with Wrightwood to either waive the net operating income requirement or to extend the accelerated maturity date beyond October 31, 2007. If we are unable to obtain a waiver of the net operating income requirement or an extension of the maturity date beyond October 31, 2007, and we are unable to obtain financing to pay Wrightwood, or to obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

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

NNN 2003 Value Fund, LLC

(Registrant)
August 14, 2007	By:	/s/ Richard T. Hutton, JR.

Date		Richard T. Hutton, Jr. Chief Executive Officer (principal executive officer)
August 14, 2007	By:	/s/ Francene LaPoint

Date		Francene LaPoint Chief Financial Officer, Triple Net Properties, LLC the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description

3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member. (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith