Form 10-Q
period 2007-09-30
NNN 2003 VALUE FUND LLC
filed 2007-11-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
  Yes ☐ No ☑

As of November 14, 2007, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3
	Condensed Consolidated Statement of Unit Holders’ Equity for the Nine Months Ended September 30, 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
Item 4T.	Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		43
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Real estate investments:
Operating properties, net	$69,388,000	$48,770,000
Properties held for sale, net	—	6,984,000
Investments in unconsolidated real estate	6,085,000	7,298,000

	75,473,000	63,052,000
Cash and cash equivalents	7,038,000	644,000
Investment in marketable securities	1,230,000	—
Accounts receivable, net	382,000	750,000
Accounts receivable from related parties	589,000	589,000
Restricted cash	4,345,000	1,042,000
Identified intangible assets, net	6,620,000	5,447,000
Other assets - properties held for sale, net	—	1,401,000
Other assets, net	5,247,000	1,711,000
Notes receivable	—	2,420,000

Total assets	$100,924,000	$77,056,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY

Mortgage loan payables	$66,733,000	$31,686,000
Mortgage loan payables secured by properties held for sale	—	5,500,000
Accounts payable and accrued liabilities	4,162,000	2,279,000
Accounts payable due to related parties	516,000	920,000
Identified intangible liabilities, net	128,000	—
Other liabilities — properties held for sale, net	—	135,000
Security deposits, prepaid rent and other liabilities	880,000	878,000

	72,419,000	41,398,000
Minority interests	706,000	886,000
Commitments and contingencies (Note 13)
Unit holders’ equity	28,061,000	34,772,000
Accumulated other comprehensive loss	(262,000)	—

Total unit holders’ equity	27,799,000	34,772,000

Total liabilities, minority interests and unit holders’ equity	$100,924,000	$77,056,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Rental income	$2,115,000	$912,000	$5,701,000	$2,597,000

Expense:
Rental expense	1,131,000	787,000	3,402,000	1,809,000
General and administrative	329,000	216,000	1,073,000	577,000
Depreciation and amortization	1,341,000	886,000	3,288,000	1,968,000

Total expense	2,801,000	1,889,000	7,763,000	4,354,000

Loss before other (expense) income and discontinued operations	(686,000)	(977,000)	(2,062,000)	(1,757,000)

Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,609,000)	(842,000)	(4,228,000)	(1,928,000)
Interest and dividend income	170,000	65,000	448,000	344,000
(Loss) gain on sale of marketable securities	(284,000)	—	12,000	134,000
Equity in losses of unconsolidated real estate	(532,000)	(350,000)	(1,102,000)	(754,000)
Other income	36,000	17,000	65,000	75,000
Minority interests	48,000	12,000	136,000	14,000

Loss from continuing operations	(2,857,000)	(2,075,000)	(6,731,000)	(3,872,000)

Discontinued operations:
(Loss) gain on sale of real estate including minority interests related to sale of real estate	—	(41,000)	3,134,000	6,197,000
Income (loss) from discontinued operations	3,000	105,000	103,000	(1,183,000)

Total income from discontinued operations	3,000	64,000	3,237,000	5,014,000

Net (loss) income	$(2,854,000)	$(2,011,000)	$(3,494,000)	$1,142,000

Comprehensive (loss) income:
Net (loss) income	$(2,854,000)	$(2,011,000)	$(3,494,000)	$1,142,000
Unrealized (loss) income on marketable securities	(140,000)	—	(262,000)	1,000

Comprehensive (loss) income	$(2,994,000)	$(2,011,000)	$(3,756,000)	$1,143,000

Net (loss) income per unit:
Continuing operations — basic and diluted	$(286.56)	$(208.14)	$(675.13)	$(388.10)
Discontinued operations — basic and diluted	0.30	6.43	324.67	502.56

Total net (loss) income per unit — basic and diluted	$(286.26)	$(201.71)	$(350.46)	$114.46

Weighted average number of units outstanding - basic and diluted	9,970	9,970	9,970	9,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

	Number
	of Units	Total

BALANCE - December 31, 2006	9,970	$34,772,000
Distributions	—	(3,217,000)
Net loss	—	(3,494,000)
Unrealized loss on marketable securities	—	(262,000)

BALANCE - September 30, 2007	9,970	$27,799,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,494,000)	$1,142,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate	(3,134,000)	(6,197,000)
Gain on sale of marketable securities	(12,000)	(134,000)
Depreciation and amortization (including deferred financing costs, deferred rent and above market leases)	2,728,000	2,221,000
Equity in losses of unconsolidated real estate	1,102,000	869,000
Minority interests	(136,000)	1,404,000
Allowance for doubtful accounts	97,000	114,000
Change in operating assets and liabilities:
Accounts receivable	285,000	(950,000)
Other assets	(11,000)	(184,000)
Accounts payable and accrued liabilities	(1,048,000)	954,000
Security deposits, prepaid rent and other liabilities	(141,000)	39,000

Net cash used in operating activities	(3,764,000)	(722,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate properties	(23,862,000)	(14,810,000)
Acquisition of investments in unconsolidated real estate	—	(2,657,000)
Proceeds from sale of real estate operating properties	11,491,000	22,354,000
Distributions received from unconsolidated real estate	111,000	—
Capital expenditures	(777,000)	(1,261,000)
Purchase of marketable securities	(6,489,000)	(2,441,000)
Proceeds from sale of marketable securities	5,009,000	4,436,000
Restricted cash	(3,303,000)	877,000
Proceeds from collection of principal payment of note receivable	2,420,000	—
Real estate deposits and other pre-acquisition costs	—	(18,000)

Net cash (used in) provided by investing activities	(15,400,000)	6,480,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loan payables and other debt	36,046,000	10,741,000
Borrowings from related parties	1,250,000	—
Principal repayments on mortgage loan payables and other debt	(6,499,000)	(20,077,000)
Principal repayments on related party borrowings	(1,250,000)	(2,245,000)
Minority interests contributions	—	4,778,000
Minority interests distributions	(44,000)	(3,011,000)
Payment of deferred financing costs	(728,000)	—
Distributions	(3,217,000)	(5,120,000)
Repurchase of member units, net of costs	—	(134,000)

Net cash provided by (used in) financing activities	25,558,000	(15,068,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,394,000	(9,310,000)
CASH AND CASH EQUIVALENTS - beginning of period	644,000	10,760,000

CASH AND CASH EQUIVALENTS - end of period	$7,038,000	$1,450,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,656,000	$4,444,000

Income taxes	$18,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$694,000	$47,000

The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties:
Restricted cash	$—	$97,000

Increase in intangible assets less intangible liabilities of acquisitions and dispositions	$—	$1,496,000

Security deposits and prepaid rent	$8,000	$—

Other assets	$403,000	$18,000

Accrued expenses	$39,000	$—

Minority interests contributions	$—	$163,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2007, we had interests in eight properties, including five consolidated interests in office properties with an aggregate total gross leaseable area, or GLA, of 835,000 square feet, and three unconsolidated interests in office properties with an aggregate total GLA of 1,140,000 square feet. As of September 30, 2007, 58.6% of the total GLA of our consolidated properties was leased.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and property management agreement for each of our properties, or the Management Agreements. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or for our dissolution except for cause. The Management Agreements terminate with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreements or upon our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreements.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 24.5% of its outstanding common stock as of September 30, 2007.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

2.	Summary of Significant Accounting Policies

Our interim unaudited condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. The following accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying interim unaudited condensed consolidated financial statements.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP, and in conjunction with the rules and regulations of the Securities and Exchange

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net (loss) income.

Segments

The Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office real estate properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the nine months ended September 30, 2007 and 2006.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008. We are evaluating SFAS No. 157 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

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

3.	Investments in Real Estate

Operating Properties

Our investments in our consolidated properties consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Land	$11,974,000	$10,305,000
Buildings and tenant improvements	60,776,000	40,151,000

	72,750,000	50,456,000
Less: accumulated depreciation	(3,362,000)	(1,686,000)

	$69,388,000	$48,770,000

Depreciation expense was $690,000 and $324,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,759,000 and $825,000 for the nine months ended September 30, 2007 and 2006, respectively.

2007 Acquisition

We acquired the following property during the nine months ended September 30, 2007:

Consolidated Property

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we purchased Four Resource Square, a five-story office building with 152,000 square feet of GLA located in Charlotte, North Carolina. This property was purchased from an unaffiliated third party for a purchase price of $23,200,000 plus closing costs. We financed the property with a three-year, $23,000,000 secured mortgage loan from RAIT Partnership, L.P. The mortgage loan requires monthly interest-only payments and matures on March 7, 2010 (See Note 8 for specific terms of the mortgage loan). We paid an acquisition fee of $464,000, or 2.0% of the purchase price, to Realty and its affiliates.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2007 Dispositions

We sold the following properties during the nine months ended September 30, 2007:

Consolidated Properties

Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our Manager, for a sales price of $11,000,000. Since this transaction was a related party transaction, we obtained a fairness opinion from Robert A. Stanger & Co., or Stanger, an independent financial advisor, who concluded that the consideration received for the property was fair to us from a financial point of view. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the sale price.

Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the Daniels Road land parcel, located in Heber City, Utah, to an unaffiliated third party for a sales price of $1,259,000. Our net cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the sales price, was paid to an unaffiliated broker in connection with the sale.

Investments in Unconsolidated Real Estate

Investments in unconsolidated real estate as of September 30, 2007 and December 31, 2006 consisted of:

		Ownership	September 30,	December 31,
Description	Location	Percentage	2007	2006

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,272,000	$2,528,000
Chase Tower	Austin, TX	14.8%	1,538,000	2,108,000
Executive Center II & III	Dallas, TX	41.1%	2,275,000	2,662,000

			$6,085,000	$7,298,000

Summarized condensed combined financial information about our unconsolidated real estate was as follows:

	September 30,	December 31,
	2007	2006

Balance Sheet Data:
Assets (primarily real estate)	$165,482,000	$170,089,000

Mortgage loan payables and other debt	113,488,000	107,621,000
Other liabilities	15,855,000	19,434,000
Equity	36,139,000	43,034,000

Total liabilities and equity	$165,482,000	$170,089,000

Our share of equity	$6,085,000	$7,298,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$6,285,000	$5,795,000	$18,518,000	$12,895,000
Rental and other expense	9,142,000	7,476,000	24,556,000	15,508,000

Net loss	$(2,857,000)	$(1,681,000)	$(6,038,000)	$(2,613,000)

Equity in losses of unconsolidated real estate	$(532,000)	$(350,000)	$(1,102,000)	$(759,000)
Gain on sale of unconsolidated real estate	—	—	—-	5,000

Equity in losses and gain on sale of unconsolidated real estate	$(532,000)	$(350,000)	$(1,102,000)	$(754,000)

4.	Marketable Securities

The historical cost and estimated fair value of our investments in available-for-sale marketable equity securities are as follows:

	Historical	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2007
Equity securities	$1,492,000	$—	$(262,000)	$1,230,000

Sales of equity securities resulted in realized gains of $30,000 and $336,000 for the three and nine months ended September 30, 2007, respectively, and realized losses of $(314,000) and $(324,000) for the three and nine months ended September 30, 2007, respectively. Sales of equity securities resulted in realized gains of $0 and $156,000 for the three and nine months ended September 30, 2006, respectively, and realized losses of $0 and $(22,000) for the three and nine months ended September 30, 2006.

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	September 30,	December 31,
	2007	2006

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $2,649,000 and $1,417,000 as of September 30, 2007 and December 31, 2006, respectively (with a weighted average life of 46 months, 60 months, and 94 months for in-place leases, above market leases, and tenant relationships, respectively, as of September 30, 2007 and a weighted-average life of 55 months, 68 months, and 106 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2006)	$6,620,000	$5,447,000

Amortization expense was $613,000 and $778,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,452,000 and $1,556,000 for the nine months ended September 30, 2007 and 2006, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization expense on the identified intangible assets as of September 30, 2007 for the three months ended December 31, 2007, each of the next four years ended December 31 and thereafter, is as follows:

Year	Amount

2007	$425,000
2008	$1,463,000
2009	$1,078,000
2010	$913,000
2011	$856,000
Thereafter	$1,885,000

6.	Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2007	2006

Deferred rent receivable	$1,224,000	$317,000
Deferred financing costs, net of accumulated amortization of $685,000 and $227,000 as of September 30, 2007 and December 31, 2006, respectively	610,000	340,000
Lease commissions, net of accumulated amortization of $190,000 and $52,000 as of September 30, 2007 and December 31, 2006, respectively	1,688,000	932,000
Lease inducements, net of accumulated amortization of $247,000 and $0 as of September 30, 2007 and December 31, 2006, respectively	1,680,000	—
Prepaid expenses, deposits and other assets	45,000	122,000

	$5,247,000	$1,711,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the sale of our former property, Financial Plaza. On February 6, 2006, we executed a new note with the buyer of Financial Plaza, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of September 30, 2007 and December 31, 2006 was $2,420,000. The Modified Note was secured by the property with fixed rate interest of 8.00% per annum. The Modified Note required monthly interest-only payments to us with all unpaid principal and interest due the earlier of April 1, 2008 or upon the sale or transfer of the title of the property securing the Modified Note. The Modified Note was personally guaranteed by the buyer of Financial Plaza. On August 27, 2007, the buyer of Financial Plaza repaid us all outstanding principal and accrued interest due under the Modified Note.

8.	Mortgage Loan Payables and Other Debt

We have fixed and variable rate mortgage loans secured by our consolidated properties, including properties held for sale, of $66,733,000 and $37,186,000 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the effective interest rates on these mortgage loans ranged from 7.42% to 14.00% per annum and 7.60% to 13.35% per annum, respectively, and the weighted-average effective interest rate was 8.37% and 8.72% per annum, respectively. The loans mature at various dates through March 2010 and require monthly interest-only payments.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

On February 15, 2007, we entered into a secured loan with RAIT Partnership L.P., as evidenced by a promissory note with a maximum borrowing amount of $13,725,000. The promissory note is secured by Tiffany Square located in Colorado Springs, Colorado. The loan bears interest at a monthly adjustable rate equal to the greater of (i) 8.00%, or (ii) the 30-day LIBOR rate plus 310 basis points, and requires monthly interest-only payments until it matures on February 15, 2009. This loan contains customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We are responsible for meeting these financial covenants while the loan is outstanding. The outstanding principal balance of this mortgage loan was $13,225,000 as of September 30, 2007.

On March 7, 2007, in connection with the purchase of Four Resource Square, we entered into a secured loan with RAIT Partnership L.P., as evidenced by a promissory note with a maximum borrowing amount of $23,000,000. The loan matures on March 7, 2010, which may be extended for up to 12 months with prior written notice to the lender and payment of a fee paid to the lender, equal to 0.50% of the loan. The loan bears interest at a monthly adjustable rate equal to the greater of (i) 7.25% per annum or (ii) the 30-day LIBOR rate plus 230 basis points. The loan requires monthly interest-only payments due on the first day of each month beginning in May 2007. The loan contains customary representations, warranties, covenants and indemnities as well as provisions for reserves and impounds. We are responsible for meeting these financial covenants while the loans are outstanding. The outstanding principal balance of this mortgage loan was $21,246,000 as of September 30, 2007.

On March 14, 2007, we sold the Interwood property. In connection with the sale, the property’s mortgage loan balance of $5,500,000 was repaid in full.

On August 17, 2007, we exercised the six month extension option on our mortgage loan at the Executive Center property extending the maturity date to April 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of September 30, 2007.

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2007, we were in compliance with such covenants on all our mortgage loans except for the minimum net operating income requirement under the secured loan agreement for the Woodside property and the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratios, under the secured loan agreement for 901 Civic Center.

On July 10, 2007, we received a letter from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to September 30, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating the minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement

On August 13, 2007, we received a written notice from Wrightwood stating that the accelerated maturity date would be extended to October 31, 2007. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. On October 26, 2007, we executed a lease with the prospective tenant and extended the maturity date to January 31, 2008. See Note 18 - Subsequent Events- Proposed Disposition and Mortgage Loan Payables-Woodside Corporate Park.

LaSalle Bank National Association, the lender for our secured loan on 901 Civic Center, has waived the Minimum Debt Service Coverage Ratio requirements for the quarters ended September 30, 2007 and

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

December 31, 2007. As of September 30, 2007, the outstanding principal balance of the mortgage loan was $10,828,000.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. For the nine months ended September 30, 2007, we borrowed $999,000 and repaid $999,000 on margin. As of September 30, 2007 and December 31, 2006, there were no margin liabilities outstanding. We complied with Merrill Lynch’s margin lending policy during the period over which margin liabilities were outstanding.

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

The following table lists the derivative financial instrument held by us as of September 30, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(30,000)	Swap	05/12/2008

We recorded $20,000 as an addition and $2,000 as a deduction to interest expenses for the three and nine months ended September 30, 2007, respectively. We recorded $72,000 and $62,000 as addition to interest expenses for the three and nine months ended September 30, 2006. The fair value of the derivative was $(38,000) as of December 31, 2006.

10.	Minority Interests

A minority interest relates to the interest in the following consolidated limited liability company and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of September 30, 2007:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

There are three classes of units, each with different rights with respect to distributions. As of September 30, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and nine months ended September 30, 2007 and 2006.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, pro rata to pay all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations

During the nine months ended September 30, 2007 and 2006, distributions of $323 and $513 per unit, respectively, were declared, aggregating approximately $3,217,000 and $5,120,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

12.	Related Party Transactions

The Operating Agreement and Management Agreements

Our Manager manages us pursuant to the terms of the Operating Agreement. While we have no employees, certain officers and employees of our Manager provide services to us in connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreements. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreements terminate with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or upon our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

We pay Realty, or its affiliates, the fees described below.

Property Management Fees

Realty or its affiliates is entitled to receive for managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended September 30, 2007 and 2006, we incurred property management fees to Realty or its affiliates in the amount of $96,000 and $205,000, respectively, and $266,000 and $518,000 for the nine months ended September 30, 2007 and 2006, respectively.

Real Estate Acquisition Fee

We pay Realty or its affiliates a real estate acquisition fee up to 3.0% of the purchase price of a property. There were no real estate acquisition fees incurred for the three months ended September 30, 2007 and 2006. We incurred real estate acquisition fees to Realty or its affiliates in the amount of $464,000 and $300,000 for the nine months ended September 30, 2007 and 2006, respectively.

Real Estate Disposition Fee

We pay Realty or its affiliates a real estate disposition fee of up to 5.0% of the gross sales price of a property. There were no real estate disposition fees incurred for the three months ended September 30, 2007 and 2006. We incurred real estate disposition fees to Realty or its affiliates in the amount of $165,000 and $500,000 for the nine months ended September 30, 2007 and 2006, respectively.

Lease Commissions

We pay Realty or its affiliates a leasing commission for leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreements and 3.0% with respect to any renewals. The value of such leases is calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the three months ended September 30, 2007 and 2006, we incurred lease commissions to Realty or its affiliates in the amount of $607,000 and $98,000, respectively, and $746,000 and $109,000 for the nine months ended September 30, 2007 and 2006.

Accounting Fees

Our Manager is entitled to receive accounting fees for record keeping services provided to us. For the three months ended September 30, 2007 and 2006, we incurred accounting fees to our Manager for such services in the amount of $10,000 and $16,000, respectively, and $31,000 and $46,000 for the nine months ended September 30, 2007 and 2006, respectively.

Loan Fees

We pay Realty or its affiliate a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreements. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any loan fees for the three and nine months ended September 30, 2007 and 2006.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Manager and its affiliates. Related party accounts payable consists primarily of amounts due from us to our Manager and its affiliates.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with our Manager, as evidenced by a promissory note, with a principal amount of $250,000. The unsecured loan with fixed rate interest of 6.86% per annum required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note, with a principal amount of $200,000. The unsecured loan with fixed rate interest of 8.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note with a principal amount of $800,000. The unsecured loan with fixed rate interest of 9.00% per annum required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. These loans were obtained to be used for general operations. Since we obtained these loans from our Manager, or NNN Realty Advisors, the parent company of our Manager, these unsecured loans are deemed related party loans. The terms of the unsecured loans were deemed fair, competitive and commercially reasonable and approved by our chief executive officer. On February 16, 2007, we repaid the entire balance of these loans along with all accrued interest. See also, Subsequent Events — Related Party Financing.

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through one or more related parties, including our Manager and/or its affiliates.

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of September 30, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

			NNN 2003 Value
	Ownership	Amount of	Fund, LLC’s
Property/Issue Date	Percentage	Loan	Portion of Debt

Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

		$1,445,000	$594,000

13.	Commitments and Contingencies

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

Unconsolidated Debt

Total mortgage loan payables and other debt of our unconsolidated properties was $113,488,000 and $107,621,000 as of September 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated mortgage loan payables and other debt based on our ownership percentage was $18,921,000 and $17,912,000 as of September 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage loan payables and other debt and our portion of the total mortgage loan payables and other debt related to our unconsolidated properties were as follows:

		As of September 30, 2007		As of December 31, 2006
		Mortgage Loan	NNN 2003 Value	Mortgage Loan	NNN 2003 Value
	Ownership	Payables and Other	Fund, LLC’s	Payables and Other	Fund, LLC’s
Property	Percentage	Debt Balance	Portion of Debt	Debt Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,439,000	$2,927,000	$34,943,000	$2,970,000
Chase Tower	14.8%	62,718,000	9,282,000	56,764,000	8,401,000
Executive Center II & III	41.1%	16,331,000	6,712,000	15,914,000	6,541,000

		$113,488,000	$18,921,000	$107,621,000	$17,912,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants, and other requirements on a combined and individual basis. As of September 30, 2007, all unconsolidated properties were in compliance with all such covenants.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other

Other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on our financial position and consolidated results of operations.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of September 30, 2007, we had interests in one consolidated property located in Texas which accounted for 10.5% of our total rental revenue, one consolidated property located in Oregon which accounted for 20.4% of our total rental revenue, one consolidated property located in Colorado which accounted for 17.7% of our total rental revenue, one consolidated property located in North Carolina which accounted for 31.4% of our total rental revenue, and one consolidated property located in California which accounted for 20.0% of our total rental revenue. These revenues are based on contractual base rent from leases in effect as of September 30, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of September 30, 2007, four of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

McKesson Information Solutions, Inc.	$1,101,000	15.1%	Four Resource Square	59,000	06/30/12
GSA - Federal Bureau of Investigation	$1,067,000	14.6%	901 Civic Center	49,000	03/14/08
PRC, LLC	$915,000	12.5%	Tiffany Square	96,000	05/31/13
Westwood College of Technology	$763,000	10.4%	Executive Center I	44,000	01/31/13

*	Annualized rental revenue based on contractual base rent from leases in effect as of September 30, 2007.

As of September 30, 2006, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2006 Annual	2006 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Heritage Capital Corporation	$1,444,000	13.8%	3500 Maple	69,000	06/30/15

*	Annualized rental revenue based on contractual base rent from leases in effect as of September 30, 2006.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold as of September 30, 2007 or classified as held for sale as of September 30, 2007 are reflected in our interim unaudited condensed consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

ended September 30, 2007 and 2006, discontinued operations included the net income (loss) of seven properties sold as of September 30, 2007.

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

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental income	$—	$2,772,000	$382,000	$8,105,000
Rental expense	3,000	(1,547,000)	(177,000)	(4,613,000)
Depreciation and amortization	—	(209,000)	(10,000)	(417,000)

Income before other expense	3,000	1,016,000	195,000	3,075,000
Interest expense (including amortization of deferred financing costs)	—	(812,000)	(92,000)	(2,840,000)
Minority interests	—	(99,000)	—	(1,418,000)

Income (loss) from discontinued operations	3,000	105,000	103,000	(1,183,000)
(Loss) gain on sale of real estate including minority interest on sale of real estate	—	(41,000)	3,134,000	6,197,000

Total income from discontinued operations	$3,000	$64,000	$3,237,000	$5,014,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

A summary of the properties held for sale balance sheet information is as follows:

	September 30,	December 31,
	2007(1)	2006

Operating properties, net of accumulated depreciation of $0 and $320,000 as of September 30, 2007 and December 31, 2006, respectively	$—	$6,984,000

Identified intangible assets, net of accumulated amortization of $0 and $512,000 as of September 30, 2007 and December 31, 2006, respectively	—	1,185,000
Lease commissions, net of accumulated amortization of $0 and $0 as of September 30, 2007 and December 31, 2006, respectively	—	131,000
Loan fees, net of accumulated amortization of $0 and $177,000 as of September 30, 2007 and December 31, 2006, respectively	—	8,000
Other assets	—	77,000

Total other assets	—	1,401,000

Total assets	$—	$8,385,000

Mortgage loan payables	$—	$5,500,000
Security deposits, prepaid rent and other liabilities	—	135,000

Total liabilities	$—	$5,635,000

(1)	Assets and liabilities of discontinued operations were sold in the first quarter of 2007

16.	Per Unit Data

We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit is computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of September 30, 2007 and 2006.

Net income (loss) per unit for the three and nine months ended September 30, 2007 and 2006 is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss from continuing operations	$(2,857,000)	$(2,075,000)	$(6,731,000)	$(3,872,000)
Income from discontinued operations	3,000	64,000	3,237,000	5,014,000

Net (loss) income	$(2,854,000)	$(2,011,000)	$(3,494,000)	$1,142,000

Net (loss) income per unit:
Continuing operations - basic and diluted	$(286.56)	$(208.14)	$(675.13)	$(388.10)
Discontinued operations - basic and diluted	0.30	6.43	324.67	502.56

Total net (loss) income per unit - basic and diluted	$(282.26)	$(201.71)	$(350.46)	$114.46

Weighted average number of units outstanding - basic and diluted	9,970	9,970	9,970	9,977

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

17.	Business Combinations

During the nine months ended September 30, 2007, we completed the acquisition of Four Resource Square, a consolidated office property, thereby adding 152,000 square feet of GLA to our property portfolio. The purchase price plus net closing costs was $23,506,000, of which $23,000,000 was financed with mortgage debt. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities incurred, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships, and above market leases. We also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities incurred at the date of acquisition for the following property:

Four Resource Square

Land	$1,668,000
Building and improvements	19,357,000
In place leases	1,034,000
Tenant relationships	1,592,000

Net assets acquired	$23,651,000

Below market leases	(145,000)

Net liabilities incurred	$(145,000)

Our results of operations include the results of Four Resource Square from March 7, 2007 through September 30, 2007. In addition, we sold one consolidated office property and one consolidated land parcel during the nine months ended September 30, 2007 as discussed in Note 3 — Investments in Real Estate.

During the nine months ended September 30, 2006, we completed the acquisition of 901 Civic Center, a consolidated property, thereby adding a total of 99,000 square feet of GLA to our property portfolio. The purchase price was $14,700,000 paid in cash from operations. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships and above or below market leases. During 2006, we allocated and recorded $1,620,000 of intangible assets associated with in-place lease origination costs and tenant relationships, as well as above market leases. Our results of operations include the combined results of 901 Civic Center from April 24, 2006 through September 30, 2006. We sold the Oakey Building, a consolidated property, during the nine months ended September 30, 2006. During the fourth quarter of 2006, we also completed the acquisition of Tiffany Square.

Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2006, pro forma revenues, net loss and net loss per diluted unit would have been $2,115,000, $(2,857,000) and $(286.56), respectively, for the three months ended September 30, 2007; and $6,160,000, $(7,143,000) and $(716.45), respectively, for the nine months ended September 30, 2007. Pro forma revenues, net loss and net loss per diluted unit would have been $1,987,000, $(2,920,000) and $(292.88), respectively, for the three months ended September 30, 2006, and $6,283,000, $(6,802,000) and $(681.77), respectively, for the nine months ended September 30, 2006. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

18.	Subsequent Events

Proposed Disposition

Woodside Corporate Park — Beaverton, Oregon

On October 19, 2007, we entered into an agreement to sell the Woodside property to NNN Woodside, LLC, an entity also managed by our Manager, for a sales price of $32,000,000. We anticipate closing to occur in the fourth quarter of 2007 as provided for under the Agreement. However, the closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the disposition of the Woodside property.

Since our Manager is also the manager of NNN Woodside, LLC, this transaction is deemed a related party transaction. As such, we obtained a fairness opinion from Stanger, which determined that the consideration to be received for the Woodside property is fair to us from a financial point of view. In connection with the sale, it is anticipated that Realty, or its affiliate will be paid a disposition fee of $320,000, or 1.0% of the sales price.

Property Acquisition

The Sevens Building — St Louis, Missouri

On October 25, 2007, we acquired The Sevens Building from an unaffiliated third party for a purchase price of $28,250,000, plus closing costs. We financed the purchase price of The Sevens Building with an initial advance of $21,000,000 from a secured loan of up to $23,500,000 from General Electric Capital Corporation, or GE Capital, $4,725,000 from an unsecured loan with NNN Realty Advisors; and $3,884,000 from available cash from operations. See Mortgage Loan Payables and Related Party Financing below. An acquisition fee of $847,500, or 3.0% of the purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to our Manager and its affiliate.

Related Party Financing

On October 24, 2007, in anticipation of our acquisition of The Sevens Building, we entered into an unsecured loan with NNN Realty Advisors, as evidenced by an unsecured promissory note in the principal amount of $4,725,000. The unsecured promissory note has a maturity date of January 22, 2008, bears interest at a fixed rate of 6.72% per annum and requires monthly interest-only payments beginning on November 1, 2007. The unsecured promissory note also provides for a default interest rate of 8.72% per annum. Since NNN Realty Advisors is the parent company of our Manager, this unsecured loan is deemed a related party loan. The terms of the unsecured promissory note were deemed fair, competitive and commercially reasonable and approved by our chief executive officer.

Mortgage Loan Payables

The Sevens Building

On October 25, 2007, we entered into a secured loan with GE Capital. The secured loan is evidenced by a loan agreement and a promissory note in the principal amount of up to $23,500,000. The secured loan matures on October 31, 2010, but may be extended for one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee equal to 0.25% of the sum of the outstanding principal balance of the secured loan. The initial advance of $21,000,000 under the secured loan bears interest at a fixed rate of 5.95% per annum. All future advances shall bear interest at a variable rate of interest equal to 2.25% per annum in excess of the one month LIBOR. At our option, we may convert all or a portion of future advances, in minimum increments of $500,000, to a fixed rate equal to 1.50% per annum in excess of the then applicable swap rate, as defined in the Loan Agreement. Should we exercise our option to extend, the secured

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

loan shall bear interest at a rate equal to 2.25% in excess of the one month LIBOR. The secured loan provides for monthly interest-only payments due (i) on the closing date, for the period from the closing date through the last day of that month, and (ii) thereafter on the 1st day of each month, beginning on December 1, 2007. If any monthly installment that is not received by GE Capital within five days after the date on which the installment is due, the secured loan provides for a late charge equal to 5.0% of such monthly installment, not to exceed the maximum amount of interest allowed by applicable law. In the event of default, the secured loan also provides for a default interest rate equal to the lesser of (i) the maximum amount per annum rate of interest allowed by applicable law, or (ii) 10.95% per annum. The secured loan does not allow for prepayment, in whole or in part, through April 30, 2009. Beginning May 1, 2009, the secured loan may be prepaid, in whole but not in part, upon payment of a prepayment premium. The secured loan is subject to a repayment fee of $235,000, however, should the secured loan be refinanced with GE Capital, GE Capital shall waive 50% of the repayment fee.

Woodside Corporate Park

On October 26, 2007, we executed a lease with the State of Oregon, a new tenant at the Woodside property. This new tenant will occupy approximately 48,000 square feet of GLA, which raises the Woodside property’s occupancy rate from 53.6% to 78.6%, and increases the gross annual rental revenue by $1,114,000. As a result of the lease being executed, the accelerated maturity date of October 31, 2007 was automatically extended by Wrightwood to January 31, 2008. We are currently under contract to sell the Woodside property to NNN Woodside, LLC, and anticipate using the proceeds from the sale to pay off this secured loan. However, there can be no assurance that we will be able to sell the property by January 31, 2008. If we are unable to sell the property, obtain an extension of the maturity date, obtain financing to pay Wrightwood, or obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the maturity date of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2007 and December 31, 2006, together with our results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, and cash flows for the nine months ended September 30, 2007 and 2006, respectively.

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

Overview and Background

We are a Delaware limited liability company which was formed on June 19, 2003. We were organized to purchase, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2007, we had interests in eight properties, including five consolidated interests in office properties with an aggregate total gross leaseable area, or GLA, of 835,000 square feet, and three unconsolidated interests in office properties with an aggregate total GLA of 1,140,000 square feet. As of September 30, 2007, 58.6% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Triple Net Properties manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement for each of our properties, or the Management Agreements. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreements terminate with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreements or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreements.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors, and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the Board of Directors of NNN Realty Advisors and owns 24.5% of its outstanding common stock as of September 30, 2007.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

2007 Acquisition

We acquired the following property during the nine months ended September 30, 2007:

Consolidated Property

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we purchased Four Resource Square, a five-story office building with 152,000 square feet of GLA located in Charlotte, North Carolina. This property was purchased from an unaffiliated third party for a purchase price of $23,200,000 plus closing costs. We financed the property with a three-year, $23,000,000 secured mortgage loan from RAIT Partnership, L.P. The mortgage loan requires monthly interest-only payments and matures on March 7, 2010 (See Note 8 to the Condensed Consolidated Financial Statements for specific terms of the mortgage loan). We paid an acquisition fee of $464,000, or 2.0% of the purchase price, to Realty and its affiliates.

2007 Dispositions

We sold the following properties during the nine months ended September 30, 2007:

Consolidated Properties

Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our Manager, for a sales price of $11,000,000. Since this transaction was a related party transaction, we obtained a fairness opinion from Robert A. Stanger & Co., or Stanger, an independent financial advisor, who concluded that the consideration received for the property was fair to us from a financial point of view. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the sales price.

Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the Daniels Road land parcel, located in Heber City, Utah, to an unaffiliated third party for a sales price of $1,259,000. Our net cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the sales price, was paid to an unaffiliated broker in connection with the sale.

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

Scheduled Lease Expirations

As of September 30, 2007, our consolidated properties were 58.6% leased to 40 tenants. Approximately 1.0% of the leases for the existing gross leaseable area, or GLA, expire during the remainder of 2007. Our leasing strategy for 2007 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space. Of the leases expiring in 2007, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

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

Results of Operations

The operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy is acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period. In addition, we have made reclassifications of the results of operations for the Interwood property and the Daniels Road land parcel for the three and nine months ended September 30, 2006 to Income (Loss) from Discontinued Operations to conform with the current year financial statement presentation.

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%

Revenues :
Rental income	$2,115,000	$912,000	$1,203,000	131.9%	$5,701,000	$2,597,000	$3,104,000	119.5%
Expenses:
Rental expenses	1,131,000	787,000	344,000	43.7	3,402,000	1,809,000	1,593,000	88.1
General and administrative	329,000	216,000	113,000	52.3	1,073,000	577,000	496,000	86.0
Depreciation and amortization	1,341,000	886,000	455,000	51.4	3,288,000	1,968,000	1,320,000	67.1

	2,801,000	1,889,000	912,000	48.3	7,763,000	4,354,000	3,409,000	78.3
Loss before other (expense) income and discontinued operations	(686,000)	(977,000)	291,000	29.8	(2,062,000)	(1,757,000)	(305,000)	(17.4)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,609,000)	(842,000)	(767,000)	(91.1)	(4,228,000)	(1,928,000)	(2,300,000)	(119.3)
Interest and dividend income	170,000	65,000	105,000	161.5	448,000	344,000	104,000	30.2
(Loss) gain on sale of marketable securities	(284,000)	—	(284,000)	—	12,000	134,000	(122,000)	(91.0)
Equity in losses and gain on sale of unconsolidated real estate	(532,000)	(350,000)	(182,000)	(52.0)	(1,102,000)	(754,000)	(348,000)	(46.1)
Other income	36,000	17,000	19,000	111.8	65,000	75,000	(10,000)	(13.3)
Minority interests	48,000	12,000	36,000	300.0	136,000	14,000	122,000	871.4

Loss from continuing operation
Before discontinued operations	(2,857,000)	(2,075,000)	(782,000)	(37.7)	(6,731,000)	(3,872,000)	(2,859,000)	(73.8)
Discontinued operations:
(Loss) gain on sale of real estate	—	(41,000)	41,000	100.0	3,134,000	6,197,000	(3,063,000)	(49.4)
Income (loss) from discontinued Operations	3,000	105,000	(102,000)	(97.1)	103,000	(1,183,000)	1,286,000	108.7

	3,000	64,000	(61,000)	(95.3)	3,237,000	5,014,000	(1,777,000)	(35.4)

Net (loss) income	$(2,854,000)	$(2,011,000)	$(843,000)	(41.9)%	$(3,494,000)	$1,142,000	$(4,636,000)	(406.0)%

Rental Income

Rental income increased $1,203,000, or 131.9%, to $2,115,000 during the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $167,000, and $777,000, as a result of the acquisitions of Tiffany Square, acquired on November 15, 2006, and Four Resource Square, acquired on March 7, 2007, respectively. Also contributing to the increase was $214,000 from the Woodside property due to straight line rent adjustments.

Rental income increased $3,104,000, or 119.5%, to $5,701,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $530,000, $1,253,000, and $1,428,000, as a result of the acquisitions of 901 Civic Center, acquired on April 24, 2006, Tiffany Square and Four Resource Square, respectively. The acquisitions of the three properties, discussed above, were completed during the second quarter of 2006 through the first quarter of 2007. The increase was partially offset by a decrease of $116,000, as a result of an expiration of one major tenant’s lease at the Woodside property in August 2006. See Income (Loss) from Discontinued Operations below for further discussion of the operating results from discontinued properties.

Rental Expense

Rental expense increased $344,000, or 43.7%, to $1,131,000 during the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $160,000, and $243,000, as a result of the acquisitions of Tiffany Square and Four Resource Square, respectively. The increase was partially offset by a decrease of $68,000 at 901 Civic Center primarily due to a decrease in building maintenance expense.

Rental expense increased $1,593,000, or 88.1%, to $3,402,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $287,000, $722,000 and $508,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square and Four Resource Square, respectively. The acquisitions of the three properties, discussed above, were completed during the second quarter of 2006 through the first quarter of 2007.

General and Administrative Expense

General and administrative expense consisted primarily of third-party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $113,000, or 52.3%, to $329,000 during the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to increases in bad debt expense at 901 Civic Center of $89,000, and accounting fees for designing and documenting internal control procedures of $20,000.

General and administrative expense increased $496,000, or 86.0%, to $1,073,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to increases in audit fees of $76,000, tax preparation fees of $96,000, professional fees for the valuation of our properties of $120,000, and accounting fees for designing and documenting internal control procedures of $49,000. Also contributing to the increase was bad debt expense of $143,000 from 901 Civic Center due to write-off of account receivables.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $455,000, or 51.4%, to $1,341,000 during the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $173,000, and $659,000, as a result of the acquisitions of Tiffany Square and Four Resource Square, respectively. The increase was partially offset by a decrease of $373,000, as a result of the write-off of intangible assets associated with a major tenant whose lease expired at the Woodside property in August 2006.

Depreciation and amortization expense increased $1,320,000, or 67.1%, to $3,288,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $263,000, $514,000, and $1,187,000, as a result of the acquisitions of 901 Civic Center, Tiffany Square and Four Resource Square, respectively. The acquisitions of these three properties were completed during the second quarter of 2006 through the first quarter of 2007 as discussed above. The increase was also partially offset by a decrease of $640,000, as a result of the write-off of intangible assets associated with a major tenant whose lease expired at the Woodside property in August 2006.

Interest Expense

Interest expense increased $767,000, or 91.1%, to $1,609,000 during the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributable to $454,000, in interest on mortgage loan payables in connection with the acquisition of Four Resource Square, which was acquired on March 7, 2007. Contributing to the overall increase was additional interest expense of $341,000, due to the refinancing of Tiffany Square. The refinancing of Tiffany Square was completed on February 15, 2007.

Interest expense increased $2,300,000, or 119.3%, to $4,228,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The increase was attributable to $1,017,000, in interest on mortgage loan payables in connection with the acquisition of Four Resource Square. Contributing to the overall increase was additional interest expense of $293,000 and $812,000, due to the refinancing of 901 Civic Center and Tiffany Square, respectively. The refinancing of 901 Civic Center was completed on May 12, 2006.

Interest and Dividend Income

Interest and dividend income increased $105,000, or 161.5%, to $170,000 during the three months ended September 30, 2007, compared to the same period in 2006, The increase was primarily due to higher average cash balances in our money market and cash reserve accounts for the three months ended September 30, 2007.

Interest and dividend income increased $104,000, or 30.2%, to $448,000 during the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to dividend income earned on our Merrill Lynch investment account, compared to the same period in 2006. Also contributing to the increase was interest income earned from our cash reserve accounts at Tiffany Square and Four Resource Square.

(Loss) gain on Sale of Marketable Securities

Loss on sale of marketable securities was $(284,000) for the three months ended September 30, 2007, as a result of selling underperforming equity securities in our Merrill Lynch investment account. There were no sales of marketable securities and no gains or losses on sale recorded during the third quarter of 2006.

Gain on sale of marketable securities decreased $122,000, or 91.0%, to $12,000 during the nine months ended September 30, 2007, compared to the same period in 2006. The decrease was primarily due to losses recorded in the third quarter of 2007, as a result of selling underperforming marketable securities in our Merrill Lynch account.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate increased $182,000, or 52.0%, to $532,000 during the three months ended September 30, 2007, compared to the same period in 2006. Contributing to the increase for the three months ended September 30, 2007, was $129,000 attributable to recording operating losses from an unconsolidated property, Enterprise Technology Center, as a result of the write-off of intangible assets associated with two tenants whose leases expired in the third quarter of 2007. Also contributing to the increase was $63,000 attributable to recording equity in losses from NNN Executive Center II & III 2003, LP.

Equity in losses of unconsolidated real estate increased $348,000, or 46.1%, to $1,102,000 during the nine months ended September 30, 2007, compared to the same periods in 2006. Contributing to the increase for the nine months ended September 30, 2007, was $372,000 attributable to recording operating losses from an unconsolidated property, Chase Tower, which was acquired on July 3, 2006. Also contributing to the increase was $161,000 attributable to recording equity in losses from Enterprise Technology Center. The increase was partially offset by a decrease in equity in losses of $191,000 for the nine months ended September 30, 2007, from NNN Executive Center II & III 2003, LP, as a result of a decrease in amortization expense for the underlying property, due to intangible assets associated with a major tenant being fully amortized in 2006.

Minority Interests

Minority interests increased $36,000, or 300.0%, to $48,000, during the three months ended September 30, 2007, compared to the same period in 2006. Minority interests increased $122,000, or 871.4%, to $136,000, during the nine months ended September 30, 2007, compared to the same period in 2006. The increase for the nine months ended September 30, 3007 was primarily attributable to a decrease of minority interest expense of $65,000 from a consolidated limited liability company, NNN Oakey Building 2003, LLC, of which we owned 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter of 2007. Also contributing to the increase was $41,000 in minority interest income recorded from NNN Enterprise Technology Center, LLC, of which we own 73.3%. The underlying property incurred operating losses as a result of the write-off of intangible assets as discussed above.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $3,000 and $105,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease in income was primarily due to the disposition of the 3500 Maple property which was completed on October 31, 2006, resulting in a reduction in income of $200,000, compared to the same period in 2006. This decrease was partially offset by a decrease in loss due to disposition of the Interwood property in the first quarter of 2007, resulting in a reduction in loss of $99,000.

Income (loss) from discontinued operations was $103,000 and $(1,183,000) for the nine months ended September 30, 2007 and 2006, respectively. The increase in income was primarily due to the reduction of minority interest expense of $1,199,000 which was recorded in 2006 in connection with gain on sale of the Oakey Building.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

Gain on sale of real estate of $3,134,000 for the nine months ended September 30, 2007 was comprised of the gain on sale of the Interwood property of $2,677,000 and the gain on sale of the Daniels Road land parcel of $457,000. There was no gain on sale of real estate recorded for the three months ended September 30, 2007.

(Loss) gain on sale of real estate was $(41,000) and $6,197,000, for the three and nine months ended September 30, 2006, respectively, and was comprised of: (i) the gain on sale of our interest in the Oakey Building of $5,543,000, which was sold on January 24, 2006, (ii) the gains on sale of 14.0% (sold on February 10, 2006) and 21.5% (sold on June 13, 2006) of our interests in the 3500 Maple property of $46,000 and $342,000, respectively, (iii) the deferred gain recognized at September 30, 2006 from the sale of the Southwood Tower property of $117,000, and (iv) the additional gain recognized on the sale of the Financial Plaza property of $145,000.

Net (Loss) Income

As a result of the above, net loss was $(2,854,000), or $(286.26) per basic and diluted unit, and $(3,494,000), or $(350.46) per basic and diluted unit, for the three and nine months ended September 30, 2007, respectively, compared to net loss of $(2,011,000), or $(201.71) per basic and diluted unit, and net income of $1,142,000, or $114.46 per basic and diluted unit, for the three and nine months ended September 30, 2006, respectively.

Liquidity

Cash Flows

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net cash used in operating activities increased $3,042,000 to $3,764,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase in net cash used was primarily attributable to a decrease in net income of $4,636,000 of which $2,002,000 represents cash used to pay down accounts payable and accrued expenses partially offset by a $1,235,000 increase in cash provided by collection of accounts receivable in 2007, compared to the same period in 2006.

Net cash used in investing activities increased $21,880,000 to $15,400,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase was primarily attributable to a decrease in proceeds from the sale of real estate properties of $10,863,000. Contributing to the increase was $9,052,000 of cash used to acquire real estate properties, which included $23,862,000 used to purchase Four Resource Square, including closing costs, in the first quarter of 2007, compared to $14,810,000 used to purchase 901 Civic Center in the second quarter of 2006. Also contributing to the increase was $4,180,000 in restricted cash due to an increase in lenders’ required reserves, $3,475,000 in net cash used to purchase marketable securities in 2007, and the collection of $2,420,000 notes receivable in August 2007, partially offset by a $2,657,000 decrease in cash used to invest in Chase Tower in 2006.

Net cash provided by financing activities increased $40,626,000 to $25,558,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The $25,305,000 increase in borrowings under mortgage loan payables and other debt was primarily attributable to the refinancing of Tiffany Square and borrowings associated with the acquisition of Four Resource Square. Also contributing to the increase was a decrease of $14,577,000 in cash used to pay off mortgage loans in conjunction with sale of one of our properties during the nine months ended September 30, 2007, compared to the same period in 2006. We used $5,500,000 to pay off the mortgage loan in connection with the disposition of the Interwood property in the first quarter of 2007, compared to $8,757,000 used to pay off the mortgage loan payable at the Oakey Building in the first quarter of 2006, and a mezzanine loan payable of $11,320,000 at the 3500 Maple property in the second quarter of 2006. In addition, cash distributions paid to unit holders decreased $1,903,000 compared to the same period in 2006.

As a result of the above, cash and cash equivalents increased $5,588,000 to $7,038,000 as of September 30, 2007, compared to $1,450,000 as of September 30, 2006.

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of September 30, 2007 and December 31 2006, our total debt as a percentage of total capitalization was 70.6% and 51.7%, respectively.

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

Debt Financing

Mortgage loan payables, including mortgage loan payables secured by properties held for sale, was $66,733,000 and $37,186,000 as of September 30, 2007 and December 31, 2006, respectively. Mortgage loan payables as a percentage of total capitalization increased to 70.6% as of September 30, 2007 from 51.7% as of December 31, 2006. The increase of $29,547,000 during the nine months ended September 30, 2007 was primarily due to the purchase of Four Resource Square and the related financing along with the refinance of Tiffany Square. This increase was partially offset by the pay-off of the mortgage loan payable of $5,500,000 in connection with the sale of the Interwood property.

As of September 30, 2007 and December 31, 2006, $61,733,000, or 92.5%, and $32,186,000, or 86.6%, respectively, of our total mortgage loan payables required interest payments based on variable rates and the remaining mortgage loan payables was at fixed rates. The fixed interest rate loans require monthly interest-only payments based on a fixed rate of 10.00% per annum as of September 30, 2007. Variable interest rate loans include interest only loans, with interest rates ranging from 7.42% to 14.00% per annum as of September 30, 2007. Loans mature at various dates through March 2010.

The composition of our aggregate debt balances as of September 30, 2007 and December 31, 2006 were as follows:

			Weighted-Average
	Total Debt		Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Mortgage loan payables:
Mortgage loan payables	$66,733,000	$37,186,000	8.37%	8.72%
Fixed rate and variable rate:
Fixed rate	$5,000,000	$5,000,000	10.00%	10.00%
Variable rate	$61,733,000	$32,186,000	8.24%	8.52%

As of September 30, 2007, the interest payments on 23.7% of our mortgage loan payables are either fixed rate or swapped to a fixed rate. The remaining 76.3% of our mortgage loan payables is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of September 30, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(30,000)	Swap	05/12/2008

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

We have restricted cash balances of $4,345,000 as of September 30, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $413,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of the Southwood Tower property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

Certain of our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage, performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2007, we were in compliance with such covenants on all our mortgage loans except for the minimum net operating income requirement under the secured loan agreement for the Woodside property and the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratios, under the secured loan agreement for 901 Civic Center.

On July 10, 2007, we received a letter from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to September 30, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating the minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement

On August 13, 2007, we received a written notice from Wrightwood stating that the accelerated maturity date would be extended to October 31, 2007. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. On October 26, 2007, we executed a lease with the prospect tenant and extended the maturity date to January 31, 2008. See Subsequent Events- Proposed Disposition and Mortgage Loan Payables-Woodside Corporate Park below. We are currently under contract to sell the Woodside property to NNN Woodside, LLC, and anticipate using the proceeds from the sale to pay off this secured loan. However, there can be no assurance that we will be able to sell the property by January 31, 2008. If we are unable to sell the property, obtain an extension of the maturity date, obtain financing to pay Wrightwood, or obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

In the event that the loan is accelerated and we are unable to either sell this property by the maturity date, obtain alternative financing to repay Wrightwood, or obtain alternative financing on as favorable terms as our existing loan on the property; the acceleration of the loan could result in a foreclosure of the Woodside property and/or have a material adverse affect on our current and long-term liquidity.

LaSalle Bank National Association, the lender for our secured loan on 901 Civic Center, has waived the Minimum Debt Service Coverage Ratio requirements for the quarters ended September 30, 2007 and December 31, 2007. As of September 30, 2007, the outstanding principal balance of the mortgage loan was $10,828,000.

Other Liquidity Needs

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $1,672,000 for the remainder of 2007. As of September 30, 2007, we had $1,972,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Our Manager is currently evaluating the current distribution rate, and if increased leasing activity and/or property sales does not occur, our Manager may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.00% per annum.

We currently anticipate that we will require up to $872,000 to fund our distributions for the remainder of the year ended December 31, 2007, which we intend to fund with cash from operations and gains from the sale of real estate. In the event we cannot make the distributions from operations and sales of real estate, we may use one or a combination of short-term debt and long-term debt.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage loan payables and other debt of our unconsolidated properties was $113,488,000 and $107,621,000 as of September 30, 2007 and December 31, 2006, respectively. Our share of unconsolidated mortgage loan payables and other debt based on our ownership percentage was $18,921,000 and $17,912,000 as of September 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage loan payables and other debt and our portion of the total mortgage loan payables and other debt related to our unconsolidated properties were as follows:

		As of September 30, 2007		As of December 31, 2006
		Mortgage Loan	NNN 2003 Value	Mortgage Loan	NNN 2003 Value
	Ownership	Payables and Other	Fund, LLC’s	Payables and Other	Fund, LLC’s
Property	Percentage	Debt Balance	Portion of Debt	Debt Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,439,000	$2,927,000	$34,943,000	$2,970,000
Chase Tower	14.8%	62,718,000	9,282,000	56,764,000	8,401,000
Executive Center II & III	41.1%	16,331,000	6,712,000	15,914,000	6,541,000

		$113,488,000	$18,921,000	$107,621,000	$17,912,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants, and other requirements on a combined and individual basis. As of September 30, 2007, all unconsolidated properties were in compliance with all such covenants.

Unconsolidated Debt Due to Related Parties

The following unconsolidated property has outstanding unsecured notes due to our Manager and its affiliate as of September 30, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

			NNN 2003
			Value Fund,
	Ownership	Amount of	LLC’s Portion
Property/Issue Date	Percentage	Loan	of Debt

Executive Center II & III:
6/8/2005	41.1%	$1,000,000	$411,000
9/12/2005	41.1%	200,000	82,000
10/18/2005	41.1%	240,000	99,000
11/14/2005	41.1%	5,000	2,000

		$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of interest and principal on outstanding indebtedness, which includes mortgage loan payables and other debt. As of September 30, 2007 and December 31, 2006, all of our consolidated properties were subject to existing mortgages which had an aggregate principal amount outstanding of $66,733,000 and $37,186,000, respectively. Our total mortgage loan payables consisted of fixed rate debt of $5,000,000, or 7.5% of the total mortgage loan payables, and $5,000,000, or 13.4% of the total mortgage loan payables, at an interest rate of 10.00% per annum as of September 30, 2007 and December 31, 2006, respectively. Of the total mortgage loan payables, $61,733,000, or 92.5%, and $32,186,000, or 86.6%, as of September 30, 2007 and December 31, 2006, respectively, was variable rate mortgage loan payables at a weighted-average interest rate of 8.24% per annum and 8.52% per annum as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the weighted-average interest rate on our outstanding mortgages was 8.37% per annum and 8.72% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of September 30, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2007)	(2008-2009)	(2010-2011)	(After 2011)	Total

Principal payments — variable rate debt	$—	$40,487,000	$21,246,000	$—	$61,733,000
Principal payments — fixed rate debt	—	5,000,000	—	—	5,000,000
Interest payments — variable rate debt (based on rate in effect as of September 30, 2007)	1,666,000	4,848,000	289,000	—	6,803,000
Interest payments — fixed rate debt	125,000	125,000	—	—	250,000
Tenant improvement and lease commission obligations	694,000	—	—	—	694,000

Total	$2,485,000	$50,460,000	$21,535,000	$—	$74,480,000

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

Subsequent Events

Proposed Disposition

Woodside Corporate Park — Beaverton, Oregon

On October 19, 2007, we entered into an agreement to sell the Woodside property to NNN Woodside, LLC, an entity also managed by our Manager, for a sales price of $32,000,000. We anticipate closing to occur in the fourth quarter of 2007 as provided for under the Agreement. However, the closing is subject to certain agreed upon conditions and there can be no assurance that we will be able to complete the disposition of the Woodside property.

Since our Manager is also the manager of NNN Woodside, LLC, this transaction is deemed a related party transaction. As such, we obtained a fairness opinion from Stanger, which determined that the consideration to be received for the Woodside property is fair to us from a financial point of view. In connection with the sale, it is anticipated that Realty, or its affiliate will be paid a disposition fee of $320,000, or 1.0% of the sales price.

Property Acquisition

The Sevens Building — St Louis, Missouri

On October 25, 2007, we acquired The Sevens Building from an unaffiliated third party for a purchase price of $28,250,000, plus closing costs. We financed the purchase price of The Sevens Building with an initial advance of $21,000,000 from a secured loan of up to $23,500,000 from General Electric Capital Corporation, or GE Capital, $4,725,000 from an unsecured loan with NNN Realty Advisors; and $3,884,000 from available cash from operations. See Mortgage Loan Payables and Related Party Financing below. An acquisition fee of $847,500, or 3.0% of the purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to our Manager and its affiliate.

Related Party Financing

On October 24, 2007, in anticipation of our acquisition of The Sevens Building, we entered into an unsecured loan with NNN Realty Advisors, as evidenced by an unsecured promissory note, in the principal amount of $4,725,000. The unsecured promissory note has a maturity date of January 22, 2008, bears interest at a fixed rate of 6.72% per annum and requires monthly interest-only payments beginning on November 1, 2007. The unsecured promissory note also provides for a default interest rate of 8.72% per annum. Since NNN Realty Advisors is the parent company of our manager, this unsecured loan is deemed a related party loan. The terms of the unsecured promissory note were deemed fair, competitive and commercially reasonable and approved by our chief executive officer.

Mortgage Loan Payables

The Sevens Building

On October 25, 2007, we entered into a secured loan with GE Capital. The secured loan is evidenced by a loan agreement and a promissory note in the principal amount of up to $23,500,000. The secured loan matures on October 31, 2010, but may be extended for one 12-month period subject to satisfaction of certain conditions, including payment of an extension fee equal to 0.25% of the sum of the outstanding principal balance of the secured loan. The initial advance of $21,000,000 under the secured loan bears interest at a fixed rate of 5.95% per annum. All future advances shall bear interest at a variable rate of interest equal to 2.25% per annum in excess of the one month LIBOR. At our option, we may convert all or a portion of future advances, in minimum increments of $500,000, to a fixed rate equal to 1.5% per annum in excess of the then applicable swap rate, as defined in the Loan Agreement. Should we exercise our option to extend, the secured loan shall bear interest at a rate equal to 2.25% in excess of the one month LIBOR. The secured loan provides for monthly interest-only payments due (i) on the closing date, for the period from the closing date through the last day of that month, and (ii) thereafter on the 1st day of each month, beginning on December 1, 2007. If any monthly installment that is not received by GE Capital within five days after the date on which the installment is due, the secured loan provides for a late charge equal to 5.0% of such monthly installment, not to exceed the maximum amount of interest allowed by applicable law. In the event of default, the secured loan also provides for a default interest rate equal to the lesser of (i) the maximum amount per annum rate of interest allowed by applicable law, or (ii) 10.95% per annum. The secured loan does not allow for prepayment, in whole or in part, through April 30, 2009. Beginning May 1, 2009, the secured loan may be prepaid, in whole but not in part, upon payment of a prepayment premium. The secured loan is subject to a repayment fee of $235,000, however, should the secured loan be refinanced with GE Capital, GE Capital shall waive 50% of the repayment fee.

Woodside Corporate Park

On October 26, 2007, we executed a lease with the State of Oregon, a new tenant at the Woodside property. This new tenant will occupy approximately 48,000 square feet of GLA, which raises the Woodside property’s occupancy rate from 53.6% to 78.6%, and increases the gross annual rental revenue by $1,114,000. As a result of the lease being executed, the accelerated maturity date of October 31, 2007 was automatically extended by Wrightwood to January 31, 2008. We are currently under contract to sell the Woodside property to NNN Woodside, LLC, and anticipate using the proceeds from the sale to pay off this secured loan. However, there can be no assurance that we will be able to sell the property by January 31, 2008. If we are unable to sell the property, obtain an extension of the maturity date, obtain financing to pay Wrightwood, or obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the maturity date of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

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

The table below presents, as of September 30, 2007, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate debt - principal payments	$—	$5,000,000	$—	$—	$—	$—	$5,000,000
Average interest rate on maturing debt	—	10.00%	—	—	—	—	10.00%
Variable rate debt - principal payments	$—	$27,262,000	$13,225,000	$21,246,000	$—	$—	$61,733,000
Average interest rate on maturing debt (based on rates in effect as of September 30, 2007)	—	8.88%	8.22%	7.42%	—	—	8.24%

The weighted-average interest rate of our mortgage loan payables as of September 30, 2007 was 8.37% per annum. As of September 30, 2007, our mortgage loan payables consisted of $5,000,000, or 7.5% of the total mortgage loan payables, at a fixed interest rate of 10.00% per annum and $61,733,000, or 92.5% of the total mortgage loan payables, at a variable interest rate of 8.24% per annum. An increase in the variable interest rate on certain mortgage loan payables constitutes a market risk. As of September 30, 2007, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $309,000 or approximately 6.10%.

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

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and our Manager’s Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

(b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of not generating the net operating income required under the secured loan agreement for the Woodside property, the lender has accelerated the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to January 31, 2008, which could result in a foreclosure on the Woodside property and/or a material adverse impact on our operating activities and cash flow .

On August 13, 2007, we received written notice from Wrightwood Capital Servicer, LLC, or Wrightwood, the lender for our secured loan on the Woodside property, accelerating the maturity date for the payment of the unpaid principal balance of $16,290,000 and all accrued interest, to October 31, 2007 from the original maturity date of September 30, 2008, as a result of the Woodside property not generating a minimum net operating income of $1,300,000 on April 1, 2007, as required under the loan agreement. Wrightwood’s notice also states that Wrightwood would further extend the maturity date to January 31, 2008 contingent upon our execution of a lease with the prospective tenant which would occupy approximately 25.0% of the GLA of the Woodside property. We executed such lease on October 26, 2007, thereby extending the maturity date of our secured loan to January 31, 2008. We are currently under contract to sell the Woodside property to NNN Woodside, LLC, and anticipate using the proceeds from the sale to pay off this secured loan. However, there can be no assurance that we will be able to sell the property by January 31, 2008. If we are unable to sell the property, obtain an extension of the maturity date, obtain financing to pay Wrightwood, or obtain alternative financing on as favorable terms as our existing loan on the property, the acceleration of the loan could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) the lender foreclosing on the property; (ii) the lender seizing the income generated by the property; (iii) a reduction in our current and long-term liquidity; (iv) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (v) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

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

NNN 2003 Value Fund, LLC

(Registrant)

November 14, 2007	By:	/s/ RICHARD T. HUTTON, JR.

Date		Richard T. Hutton, Jr. Chief Executive Officer (principal executive officer)

November 14, 2007	By:	/s/ FRANCENE LAPOINT

Date		Francene LaPoint Chief Financial Officer, Triple Net Properties, LLC the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1		First Modification of Loan Documents by and between WCRT Seller LLC and NNN VF Woodside Corporate Park, LLC, executed on September 7, 2007 (included as Exhibit 10.1 to our Form 8-K filed September 13, 2007 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith