Form 10-K
period 2007-12-31
NNN 2003 VALUE FUND LLC
filed 2008-03-31
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51295

NNN 2003 VALUE FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0122092 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐     No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $49,850,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 31, 2008, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2003 VALUE FUND, LLC
(a Delaware limited liability company)

PART I

Item 1.	Business.

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

Our Company

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2007, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet, and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,140,000 square feet. As of December 31, 2007, 64.9% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. As a result, our manager is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers.

On December 7, 2007, NNN Realty Advisors, Inc., merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

Our manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our manager’s website at www.gbe-realtyinvestors.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any unit holder upon request. We do not maintain our own website or have an address or telephone number separate from our manager. Since we pay fees to our manager for its services, we do not pay rent for the use of their space.

Current Investment Objectives and Policies

Business Strategy

Our primary business strategy is to acquire properties with greater than average appreciation potential and realize gains upon disposition of the properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land acquisitions, we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the non-invested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

Acquisition Strategies

We believe, based on our manager’s real estate experience, that our manager has the ability to identify properties capable of meeting our current investment objectives. In evaluating potential acquisitions, the primary factor we consider is the value-added investment potential of a property. We define value-added investing as investing in properties with a higher than average potential for capital appreciation by:

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

We will not close the acquisition of any property unless and until we obtain at least a Phase I environmental assessment for that property and we are generally satisfied with the environmental status of the property.

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

We may acquire interests in properties where the other entities are participating in tax-free exchanges arranged by our manager. In connection with any reinvestment of sales proceeds in connection with a tax-free exchange, our manager or its affiliates may earn acquisition fees. Other methods of acquiring a property may be used when advantageous.

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

As of December 31, 2007, we held interests in five consolidated properties with one property each in Texas, California, Colorado, North Carolina and Missouri. Our consolidated properties were 64.9% leased as of December 31, 2007.

To assist us in meeting our objectives, our manager or its affiliates may purchase properties in their own name, assume loans in connection with the acquisition of properties and temporarily hold title to such properties for the purpose of facilitating our acquisition of such property. They may also borrow money; obtain financing or complete construction of properties on our behalf. We may also acquire properties from the entities managed by our manager. Such acquisitions must be approved by our manager and supported by an independent appraisal prepared by an appraiser who is a member in good standing of the American Institute of Real Estate Appraisers or similar national organization selected by our manager.

Disposition Strategies

We consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	our ability to sell the property at a price we believe would provide an attractive return to our unit holders;

•	our ability to recycle capital into other properties consistent with our business strategy;

•	our desire to exit non-performing markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.

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

Financing Policies

As of December 31, 2007, we have financed our investments through a combination of equity as well as secured debt. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2007, we had fixed or swapped 51.5% of our outstanding mortgage loans payable at our consolidated properties, which limits the risk of fluctuating interest rates.

As of December 31, 2007, our consolidated properties were all subject to existing mortgage loans payable with an aggregate principal balance of $71,682,000 consisting of $26,000,000, or 36.3%, of fixed rate mortgage loans payable at a weighted-average interest rate of 6.73% per annum and $45,682,000, or 63.7%, of variable rate mortgage loans payable at a weighted-average interest rate of 7.45% per annum.

In addition, at times we utilize certain derivative financial instruments to limit interest rate risk. The derivatives we enter into are those which are used for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.

Tax Status

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Distribution Policy

We have three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2007 and 2006, 4,000 Class A units, 3,170 Class B units, and 2,800 Class C units were issued and outstanding, respectively. The rights and obligations of all unit holders are governed by the Operating Agreement. The declaration of distributions is determined by our manager who will determine the amount of distributions on a regular basis. The amount of distributions will depend on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.

Competition

We compete with a considerable number of other real estate companies seeking to acquire and sell properties and lease space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

When we dispose of our properties, we are in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds from the sale.

As of December 31, 2007, we held interests in properties located in Texas, California, Colorado, North Carolina, and Missouri. Other entities managed by our manager also own property interests in some of the same regions in which we own property interests and such properties are managed by our manager or its affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our manager or its affiliates. Our manager or its affiliates have interests that may vary from our interests in such geographic markets.

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

Use of Hazardous Substances by Some of our Tenants. Some of our tenants may handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

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

Significant Tenants

As of December 31, 2007, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

McKesson Information Solutions, Inc.	$1,101,000	11.5%	Four Resource Square	59,000	06/30/12
GSA-FBI	$1,067,000	11.2%	901 Civic Center	49,000	03/14/08

*  Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

As of December 31, 2007, we held interests in one consolidated property located in: (1) Texas which accounted for 8.0% of our total rental revenue; (2) California which accounted for 15.8% of our total rental revenue; (3) Colorado which accounted for 13.8% of our total rental revenue; (4) North Carolina which accounted for 24.9% of our total rental revenue; and (5) Missouri which accounted for 37.5% of our total rental revenue. These rental revenues are based on contractual base rent from leases in effect as of December 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Employees

We have one executive officer and no employees. Substantially all work performed for us is performed by executive officers and employees of our manager or its affiliates.

Financial Information about Industry Segments

We are in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of office buildings and value-add commercial office properties. We internally evaluate all of our properties as one industry segment and, accordingly, we do not report segment information.

Item 1A.  Risk Factors.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our unit holders’ investment and our unit holders may lose some or all of their investment.

By owning units, our unit holders are subjected to the significant risks associated with owning real estate. The performance of our unit holders’ investment in us is subject to risks related to the ownership and operation of real estate, including:

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

Our acquisition strategy of purchasing value-added properties subjects us to even greater risks than those generally associated with investments in real estate. Value-added properties generally have some negative component, such as location in a poor economic market, significant vacancy, lower than average leasing rates or the need for capital improvements. If we are unable to take advantage of the value-added component following our acquisition of a property, we may be unable to generate adequate cash flows from that property. In addition, if we desire to sell that property, we may not be able to generate a profit or even recoup the original purchase price. As a result, our investment in value-added properties could reduce the amount of cash generated from our results of operations, our ability to make distributions to our unit holders and our ability to profitably dispose of our properties.

Distributions by us have and will in the future continue to include a return of capital.

During the years ended December 31, 2007 and 2006, distributions paid by us included a return of capital, and any future distributions payable to our unit holders will include a return of capital as well as a return in excess of capital.

We could be treated as a publicly-traded partnership for U.S. federal income tax purposes.

We could be deemed to be a publicly-traded partnership for U.S. federal income tax purposes if our interests are either (i) traded on an established securities market, or (ii) readily tradable on a secondary market (or the substantial equivalent thereof). If we are treated as a publicly-traded partnership, we may be taxed as a corporation unless we meet certain requirements as to the nature of our income. In such circumstances, our income (including gains from the sale of our assets, if any) would be subject to corporate-level tax, which could reduce distributions to you. While we do not believe that we will be taxed as a corporation, we have not requested a ruling from the Internal Revenue Service, or the IRS, and there can be no assurance that the IRS will not successfully challenge our status as a partnership.

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

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to our unit holders. Moreover, as of December 31, 2007, rent paid by the ten largest tenants at our consolidated properties represented 59.8% of our annualized rental revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

The largest tenant at our Tiffany Square property has filed for protection under Chapter 11 of the United States Bankruptcy Code, which allows them to cancel their lease with us at any time.

On January 25, 2008, we were notified that PRC, LLC, or PRC, the largest tenant at our Tiffany Square property located in Colorado Springs, Colorado, had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC’s lease agreement terminates on May 31, 2013.

Under the Bankruptcy Code, companies filing for protection under Chapter 11 are generally entitled to cancel their lease at any time. As of December 31, 2007, PRC represents 69.2% of the Tiffany Square property’s rental revenue and 9.6% of our total rental revenue. Should PRC cancel its lease, not only would we no longer receive the rental revenue paid by PRC, but it may be an extended period of time before we are able to lease the space currently occupied by PRC. As a result, our income from operations and our ability to make distributions to our unit holders could be substantially reduced.

If we do not meet the Minimum Debt Service Coverage Ratio required by the loan on our 901 Civic Center property, or obtain a waiver from the lender, the lender may declare us in default of the loan and accelerate our obligations under the loan or foreclose on the 901 Civic Center property, which could have a material adverse affect on our operating activities and cash flow.

The lender for our secured loan on our 901 Civic Center property has waived the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratio, requirements for the quarters ended September 30, 2007 and December 31, 2007. The outstanding principal balance of the mortgage loan was $10,927,000 as of December 31, 2007. We currently anticipate that we will not be in compliance with the Minimum Debt Service Coverage Ratio requirements for the quarter ending March 31, 2008. If we are unable to obtain a waiver from the lender for our non-compliance or pay down the loan by the amount required to comply with the applicable Minimum Debt Service Coverage Ratio, the lender may declare us in default of the loan agreement. An event of default could result in a material adverse affect on our operating activities and cash flow by: (i) allowing the lender to declare the entire principal balance of the loan as of March 31, 2008 of $11,157,000 and all accrued interest immediately due and payable; (ii) allowing the lender to foreclose on the property; (iii) allowing the lender to seize the income generated by the property; (iv) reducing our current and long-term liquidity; (v) hindering our ability to negotiate future loan transactions on favorable terms; or (vi) affecting our ability to pay distributions or reducing the amount of distributions paid to our unit holders.

Our properties face significant competition.

We face significant competition from other property owners, operators and developers. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we are willing to provide. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could reduce distributions to our unit holders. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely affect our results of operations, liquidity and financial condition, which could reduce distributions to our unit holders. In the event that we elect to acquire additional properties, we will compete with other buyers who are also interested in acquiring such properties, which may result in an increase in the cost that we pay for such properties or may result in us ultimately not being able to acquire such properties. At the time we elect to dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

Competition with entities that have greater financial resources may limit our real estate investment opportunities.

We compete for real estate investment opportunities with entities with substantially greater financial resources. These entities may be able to accept more risk than we can manage wisely. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties. In addition, we believe that competition from entities organized for purposes similar to ours has increased and is likely to increase in the future.

We incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.

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

On September 16, 2004, our manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff has requested information from our manager relating to disclosure in public and private securities offerings sponsored by our manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC Staff has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our manager that, if obtained, could harm our manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our manager by investors in its existing real estate investment programs which could adversely affect our manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Our portfolio lacks geographic diversity due to its limited size and the fact that as of December 31, 2007, we owned properties in only five states: Texas, California, Colorado, North Carolina, and Missouri. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our manager or its affiliates. Our manager or its affiliates have interests that may vary from our interests in such states.

Our properties may face competition from other properties owned, operated or managed by our manager or its affiliates.

As of December 31, 2007, our manager or its affiliates, G REIT Liquidating Trust (successor of G REIT, Inc.), T REIT Liquidating Trust (successor of T REIT, Inc.), Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Healthcare REIT, Inc. and NNN 2002 Value Fund, LLC, currently own, operate or manage properties that may compete with our properties in Texas, California, Colorado, North Carolina, and Missouri. These properties may compete with our properties, which may affect: (i) our ability to attract and retain tenants, (ii) the rents we are able to charge, and (iii) the value of our investments in our properties. Our manager’s or its affiliates’ interest in, operation of, or management of these other properties may create conflicts between our manager’s fiduciary obligations to us and its fiduciary obligations to, or pecuniary interest in, these competing properties. Our manager’s management of these properties may also limit the time and services that our manager devotes to us because it will be providing similar services to these other properties.

Our properties depend upon the Missouri economy and the demand for commercial property.

As of December 31, 2007, we had a 37.5% concentration of tenants in our Missouri property, based on our aggregate annual rental income. We are susceptible to adverse developments in Missouri (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Missouri state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, Missouri commercial property market (such as oversupply of or reduced demand for commercial property). Any adverse economic or real estate developments in Missouri, or any decrease in demand for office space resulting from Missouri’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay distributions to our unit holders. We cannot assure the continued growth of the Missouri economy or the national economy or our future growth rate.

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

Investing in properties through co-ownership arrangements, including investments held as tenant in common, or TIC, or interests in limited liability companies, subjects those investment to risks not present in a wholly-owned property, including, without limitation, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may be unable to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our unit holders,

•	the risk that the co-owner(s) may breach the terms of a loan secured by a co-owned property, thereby triggering an event of default that affords the lender the right to exercise all of its remedies under the loan documents, including possible foreclosure of the entire property; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

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

There is currently no public market for our units. Therefore, it will likely be difficult for our unit holders to sell their units and, if our unit holders are able to sell their units, they may elect to do so at a substantial discount from the price our unit holders paid.

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

We rely on borrowings and other external sources of financing to partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2007, we had $71,682,000 of mortgage loans payable outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

We rely on debt financing for our acquisition of new investments and for meeting capital expenditure obligations, among other things. The SEC investigation of our manager, as described above, or any other related enforcement action by government authorities against our manager or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, including conditions for additional advances.

If we acquire assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The commercial real estate market is currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we acquire real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

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

We do not expect to register as an investment company under the Investment Company Act of 1940 and, therefore, our unit holders will not be entitled to its benefits and protections; and our operating in a manner to avoid registration may reduce cash available for distributions to unit holders.

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

The conflicts of interest of our manager and its executive officers with us may mean that we will not be managed by our manager solely in the best interests of our unit holders.

Our Manager’s executives have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our unit holders.

Our Manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust, is the managing member of the advisors of both Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc., and manages NNN 2002 Value Fund, LLC as well as other private TIC programs and other programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our Manager also serve as officers and directors of Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. Our Manager is a wholly owned indirect subsidiary of Grubb & Ellis and executive officers of our Manager collectively own approximately 4.1% of the common stock of Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager, Grubb & Ellis and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our manager and its executive officers devote to us, because they will be providing similar services to G REIT Liquidating Trust, T REIT Liquidating Trust, NNN 2002 Value Fund, LLC, Grubb & Ellis Apartment REIT, Inc., Grubb & Ellis Healthcare REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our manager and its affiliates; and

•	impair our ability to compete for the acquisition or disposition of properties with other real estate entities that are also advised by our manager and its affiliates and seeking to acquire or dispose of properties at or about the same time as us.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Real Estate Investments

As of December 31, 2007, we owned five consolidated office properties located in Texas, California, Colorado, North Carolina, and Missouri with an aggregate GLA of 837,000 square feet. We also owned interests in three unconsolidated office properties located in Texas and California with an aggregate GLA of 1,140,000 square feet.

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

The following table presents certain additional information about our consolidated and unconsolidated properties as of December 31, 2007:

							% Total of		Annual
		GLA	% of	%	Date	Annual	Annual	Physical	Rent Per
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	Rent (1)	Rent	Occupancy	Sq Ft. (2)

Consolidated Properties:
Executive Center I	Dallas, TX	205,000	24.5%	100.0%	12/30/2003	$763,000	8.0%	21.8%	$17.02
901 Civic	Santa Ana, CA	99,000	11.8	96.9%	4/24/2006	1,515,000	15.8	70.4%	$21.65
Tiffany Square	Colorado Springs, CO	184,000	22.0	100.0%	11/15/2006	1,318,000	13.8	78.0%	$9.17
Four Resource Square	Charlotte, NC	152,000	18.2	100.0%	3/7/2007	2,378,000	24.9	83.4%	$18.78
The Sevens Building	St. Louis, MO	197,000	23.5	100.0%	10/25/2007	3,584,000	37.5	80.3%	$22.63

Total /Weighted Avg.		837,000	100.0%			$9,558,000	100.0%	64.9%	$17.59

Unconsolidated Properties:
Executive Center II & III	Dallas, TX	381,000		41.1%	8/1/2003	$4,409,000		88.0%	$13.14
Enterprise Technology Center	Scotts Valley, CA	370,000		8.5%	5/7/2004	6,842,000		44.6%	$41.43
Chase Tower	Austin, TX	389,000		14.8%	7/3/2006	3,416,000		81.0%	$10.82

Totals /Weighted Avg.		1,140,000				$14,667,000		71.5%	$17.81

(1) Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(2) Average annual rent per occupied square foot as of December 31, 2007.

Our investments in unconsolidated real estate consist of certain investments where we have purchased a membership interest in a limited liability company that has invested in a property or a direct TIC ownership in a property. The following table presents certain additional information regarding our investments in unconsolidated properties as of December 31, 2007 and 2006:

		Ownership	December 31,
Description	Location	Percentage	2007	2006

Executive Center II & III	Dallas, TX	41.1%	$2,180,000	$2,662,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	2,232,000	2,528,000
Chase Tower	Austin, TX	14.8%	1,328,000	2,108,000

Total			$5,740,000	$7,298,000

The following information generally applies to the properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.

The following is a summary of our ownership information for the properties in which we own an interest as of December 31, 2007:

NNN 2003 Value Fund, LLC

The following is a summary of our ownership information for the properties in which we own less than a 100.0% interest:

901 Civic Center Ownership

The following is a summary of our relationships with entities with ownership interests in the 901 Civic Center property as of December 31, 2007.

Chase Tower Ownership

The following is a summary of our relationships with entities with ownership interests in the Chase Tower property as of December 31, 2007.

Enterprise Technology Center Ownership

The following is a summary of our relationships with entities with ownership interests in Enterprise Technology Center property as of December 31, 2007.

Executive Center II & III Ownership

The following is a summary of our relationships with entities with ownership interests in the Executive Center II & III property as of December 31, 2007.

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years at our consolidated properties as of December 31, 2007, by number, square feet, percentage of leased area, annual base rent, and percentage of annual rent.

			% of Leased		% of Total
			Area	Annual Rent	Annual Rent
	Number of	Total Sq. Ft. of	Represented by	Under	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases (1)

2008	19	90,000	17.1%	$1,975,000	20.7%
2009	12	58,000	11.1	1,176,000	12.3
2010	20	45,000	8.6	1,035,000	10.8
2011	13	46,000	8.8	920,000	9.6
2012	8	82,000	15.7	1,585,000	16.6
2013	6	161,000	30.8	1,819,000	19.0
2014	2	22,000	4.2	423,000	4.4
2015	3	16,000	3.1	204,000	2.2
2016	—	—	—	—	—
2017	1	3,000	0.6	66,000	0.7
Thereafter	—	—	—	—	—

Total	84	523,000	100.0%	$9,203,000	96.3%

(1) The annual rent percentage is based on the total annual base rent as of December 31, 2007, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Geographic Diversification/Concentration Table

The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2007.

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Texas	1	205,000	24.5%	$763,000	8.0%
California	1	99,000	11.8	1,515,000	15.8
Colorado	1	184,000	22.0	1,318,000	13.8
North Carolina	1	152,000	18.2	2,378,000	24.9
Missouri	1	197,000	23.5	3,584,000	37.5

Total	5	837,000	100.0%	$9,558,000	100.0%

Indebtedness

As of December 31, 2007, we had secured mortgage loans payable outstanding on all of our consolidated properties, representing an aggregate principal amount of $71,682,000 consisting of $26,000,000, or 36.3%, of fixed rate mortgage loans payable at a weighted-average interest rate of 6.73% per annum and $45,682,000, or 63.7%, variable rate mortgage loans payable at a weighted-average interest rate of 7.45% per annum. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, Note 8, Mortgage Loans Payable and Other Debt and Note 9, Derivative Financial Instruments for further discussion.

Item 3.	Legal Proceedings.

SEC Investigation

On September 16, 2004, our manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff has requested information from our manager relating to disclosure in public and private securities offerings sponsored by our manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC Staff has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our manager that, if obtained, could harm our manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our manager by investors in its existing real estate investment programs which could adversely affect our manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Litigation

Neither we or our properties are presently subject to any material litigation or, to our knowledge, is any material litigation threatened against us or our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of unit holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units.

As of December 31, 2007, there were no outstanding options or warrants to purchase, or securities convertible into units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 31, 2008, there were 838 unit holders of record with 325, 249 and 277 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.

Distributions

The Operating Agreement provides that Class A unit holders receive a 10.0% priority return, Class B unit holders receive a 9.0% priority return and Class C unit holders receive an 8.0% priority return.

The distributions declared per Class A unit in each quarter since January 1, 2005 are as follows:

Quarters Ended	2007	2006	2005

March 31	$88	$338	$88
June 30	$147	$88	$88
September 30	$88	$88	$88
December 31	$88	$88	$88

The distributions declared per Class B unit in each quarter since January 1, 2005 is as follows:

Quarters Ended	2007	2006	2005

March 31	$88	$338	$88
June 30	$147	$88	$88
September 30	$88	$88	$88
December 31	$88	$88	$88

The distributions declared per Class C unit in each quarter since January 1, 2005 is as follows:

Quarters Ended	2007	2006	2005

March 31	$88	$338	$88
June 30	$147	$88	$88
September 30	$88	$88	$88
December 31	$88	$88	$88

In the event we cannot make the distributions from operations, we may use one of the following sources of funds to pay distributions: short-term debt; long-term debt; and proceeds from the sale of one or more of our properties.

Holders of Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes in the future. To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

The declaration of distributions is determined by our manager who determines the amount of distributions on a regular basis. The amount of distributions depends on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2007.

Item 6.	Selected Financial Data.

The following sets forth our selected consolidated financial and operating information on a historical basis. The following should be read with the sections titled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto.

	December 31,
Selected Financial Data	2007	2006	2005		2004	2003

BALANCE SHEET DATA:
Total assets	$108,681,000	$77,056,000	$145,190,000	(1)	$67,334,000	$14,114,000
Mortgage loans payable, including properties held for sale	$71,682,000	$37,186,000	$93,492,000		$23,625,000	$4,500,000
Unit holders’ equity	$30,865,000	$34,772,000	$40,521,000		$37,102,000	$7,628,000
Book value per unit	$3,095.79	$3,487.66	$4,052.10		$3,710.20	$4,042.40

					For the Period
					from
					June 19, 2003
					(Date of Inception)
					through
	Years Ended December 31,				December 31,
	2007	2006	2005	2004	2003

OPERATING DATA:
Rental income	$7,024,000	$1,997,000	$776,000	$653,000	$—
Rental expense	$4,292,000	$1,707,000	$971,000	$1,084,000	$11,000
General and administrative expense	$1,300,000	$742,000	$1,272,000	$339,000	$7,000
Interest expense	$4,416,000	$1,231,000	$447,000	$638,000	$—
(Loss) income from continuing operations	$(7,408,000)	$(3,130,000)	$858,000	$(2,157,000)	$(116,000)
(Loss) income from discontinued operations	$(1,465,000)	$(3,545,000)	$253,000	$(145,000)	$—
Gain on sale of real estate	$9,702,000	$7,056,000	$5,802,000	$—	$—
Net income (loss)	$829,000	$381,000	$6,913,000	$(2,302,000)	$(116,000)
Net (loss) income per unit:
Continuing operations — basic and diluted(2)	$(743.03)	$(313.75)	$85.80	$(350.28)	$(178.74)
Discontinued operations — basic and diluted(2)	$826.18	$351.94	$605.50	$(23.54)	$—

Net income (loss) per unit — basic and diluted(2)	$83.15	$38.19	$691.30	$(373.82)	$(178.74)

Distributions paid	$4,090,000	$5,997,000	$3,493,000	$1,908,000	$35,000
Distributions per common unit(2)	$410.23	$600.49	$349.30	$309.84	$53.93
Weighted-average number of units outstanding — basic and diluted(2)	9,970	9,976	10,000	6,158	649

					For the Period
					from
					June 19, 2003
					(Date of Inception)
					through
	Years Ended December 31,				December 31,
	2007	2006	2005	2004	2003

OTHER DATA:
Cash flows (used in) provided by operating activities	$(4,018,000)	$(4,789,000)	$238,000	$2,476,000	$174,000
Cash flows (used in) provided by investing activities	$(17,530,000)	$15,867,000	$(64,529,000)	$(45,158,000)	$(9,932,000)
Cash flows provided by (used in) financing activities	$29,112,000	$(21,194,000)	$65,155,000	$49,953,000	$12,383,000
Number of consolidated properties at year end	5	6 (3)	6 (3)	5	1
Rentable square feet	837,000	763,000	951,000	649,000	208,000
Occupancy of consolidated properties	64.9%	52.8%	66.8%	62.4%	21.4%

(1)	Total assets increased in 2005 primarily due to the acquisition of the 3500 Maple property. See Notes to Consolidated Financial Statements, Note 3, Investments in Real Estate — 2005 Acquisitions.

(2)	Net income (loss) and distributions per unit are based upon the weighted-average number of units outstanding.

(3)	Total number of consolidated properties includes the Daniels Road land parcel.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2007 and 2006, together with our results of operations and cash flows for the years ended December 31, 2007, 2006 and 2005.

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

Overview and Background

We are a Delaware limited liability company which was formed on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2007, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet, and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,140,000 square feet. As of December 31, 2007, 64.9% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the

Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. As a result, our manager is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers.

On December 7, 2007, NNN Realty Advisors, Inc., merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC, and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

Business Strategy

Our primary business strategy is to acquire properties with greater than average appreciation potential, and realize gains upon disposition of our properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land acquisitions we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the non-invested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or equity securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

Acquisitions and Dispositions

Pursuant to our Operating Agreement and Management Agreement, our manager or its affiliate is entitled to a property acquisition fee or property disposition fee in connection with our acquisition or disposition, as applicable, of properties. Certain acquisition and disposition fees paid to Realty were passed through to our manager pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Acquisitions in 2007

Consolidated Properties

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we acquired Four Resource Square, located in Charlotte, North Carolina for a contract purchase price of $23,200,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a $23,000,000 secured loan from RAIT Partnership, L.P. We paid an acquisition fee of $464,000, or 2.0% of the contract purchase price, to Realty and its affiliates.

The Sevens Building — St. Louis, Missouri

On October 25, 2007, we acquired The Sevens Building property, located in St. Louis, Missouri for a contract purchase price of $28,250,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with an initial advance of $21,000,000 from a $23,500,000 secured loan from General Electric Capital Corporation, or GE Capital; $4,725,000 from an unsecured loan with NNN Realty Advisors, Inc., an affiliate of our Manger; and $3,884,000 from available cash from operations. An acquisition fee of $847,500, or 3.0% of the contract purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to Realty and its affiliates.

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

Dispositions in 2007

Consolidated Properties

Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our manager, for a contract sales price of $11,000,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair to us from a financial point of view. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the contract sale price.

Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the Daniels Road land parcel, located in Heber City, Utah, to an unaffiliated third party for a contract sales price of $1,259,000, excluding closing costs. Our net cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the contract sales price, was paid to an unaffiliated broker in connection with the sale.

Woodside — Beaverton, Oregon

On December 13, 2007, we sold the Woodside property, located in Beaverton, Oregon, to NNN Woodside LLC, an entity also managed by our manager, for a contract sales price of $31,700,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair from a financial point of view to us. Our net cash proceeds were $11,257,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. The sale resulted in a gain of approximately $6,568,000. On December 13, 2007, we repaid all outstanding principal and accrued interest, in the amount of $4,736,000, on an unsecured promissory note issued to NNN Realty Advisors, Inc., from the net cash proceeds received from the disposition of the Woodside property. In connection with the sale, Realty or its affiliate was paid a disposition fee of $317,000, or 1.0% of the contract sales price.

Acquisitions in 2006

Consolidated Properties

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we acquired a 96.9% interest in the 901 Civic Center Drive Building, located in Santa Ana, California, for a total contract purchase price of $14,700,000, excluding closing costs, from an unaffiliated third party. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Realty was paid an acquisition fee of $300,000, or approximately 2.0% of the contract purchase price. A real estate commission of $147,000, or 1.0% of the contract purchase price, was paid to an unaffiliated broker.

Tiffany Square — Colorado Springs, Colorado

On November 15, 2006, we acquired the Tiffany Square property, located in Colorado Springs, Colorado, for a contract purchase price of $11,052,000, excluding closing costs. The property was purchased through a foreclosure sale from an unaffiliated third party lender. Prior to the property being foreclosed upon, our manager had managed the property pursuant to a sub-management agreement with the TMP Group, Inc., the sponsor of TMP Tiffany Square LP, the entity that owned the property before it went into foreclosure. Mr. Thompson was a 50% shareholder of the TMP Group, Inc. We did not incur an acquisition fee for this transaction.

Unconsolidated Properties

Chase Tower — Austin, Texas

On July 3, 2006, we acquired a 14.8% interest in Chase Tower, located in Austin, Texas, for a purchase price of $10,279,000, from NNN Chase Tower, LLC, an entity also managed by our manager. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our manager, NNN Chase Tower, LLC, and an unaffiliated third party. We financed the purchase price of the property with an $8,100,000 secured loan from MMA Realty Capital LLC. We did not incur an acquisition fee for this acquisition.

Dispositions in 2006

Consolidated Properties

Oakey Building — Las Vegas, Nevada

On January 24, 2006, we sold the Oakey Building property, located in Las Vegas, Nevada, of which we owned 75.4%, to an unaffiliated third party for a contract sales price of $22,250,000, excluding closing costs. The sale resulted in a gain of approximately $5,543,000. A rent guaranty of $1,424,000 was held in escrow; $1,401,000 was paid to the buyer on a monthly basis over time and we received approximately $23,000 back from this escrow deposit on January 3, 2007. The sale resulted in a gain of approximately $5,543,000. Realty was paid a property disposition fee of $500,000, or approximately 2.2% of the total contract sales price. Real estate commissions of $668,000, or approximately 3.0% of the total contract sales price, were paid to unaffiliated brokers.

3500 Maple — Dallas, Texas

On February 10, 2006, June 13, 2006, October 16, 2006 and October 31, 2006, we sold 14.0%, 21.5%, 53.7% and 9.8% respectively, of our interest in the 3500 Maple property, located in Dallas, Texas, to NNN 3500 Maple, LLC, an entity also managed by our manager, for a total contract sales price of $66,330,000, excluding closing costs. The sale resulted in a gain of approximately $1,173,000. In connection with our sale of the property, NNN 3500 Maple, LLC assumed $46,530,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $11,207,000 was reimbursed to us for the mezzanine debt that we previously paid off; (ii) $1,032,000 was held by us as an amount payable to the

3500 Maple property; and (iii) an acquisition fee of $398,000, or 0.6% of the total contract sales price, was paid to Realty.

Acquisitions in 2005

Consolidated Properties

Interwood — Houston, Texas

On January 26, 2005, we acquired the Interwood property, located in Houston, Texas, for a contract purchase price of $8,000,000, excluding closing costs, from an unaffiliated third party. We financed the property with a $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle. Realty was paid an acquisition fee of $250,000, or approximately 3.1%, of the contract purchase price.

Woodside Corporate Park — Beaverton, Oregon

On September 30, 2005, we acquired five office buildings at Woodside Corporate Park, located in Beaverton, a suburb of Portland, Oregon, for a contract purchase price of $22,862,000, excluding closing costs, from an unaffiliated third party. The property was financed with a $15,915,000 mortgage loan from Wrightwood Capital Lender, LLC. Realty was paid an acquisition fee of $579,000, or approximately 2.5% of the contract purchase price.

Daniels Road land parcel — Heber City, Utah

On October 14, 2005, we acquired the Daniels Road land parcel, a 9.05 acre land parcel with three buildings, located in Heber City, Utah, for a purchase price of $731,000, from an unaffiliated third party. We did not incur an acquisition fee for this transaction.

3500 Maple — Dallas, Texas

On December 27, 2005, we acquired a 99.0% interest in 3500 Maple Avenue, located in Dallas, Texas, for a total contract purchase price of $66,500,000, excluding closing costs, from an unaffiliated third party. The purchase price of the property was financed with: (i) a $47,000,000 first mortgage loan from Wachovia Bank, National Association, or Wachovia, and (ii) a $11,320,000 mezzanine loan from Wachovia. We did not incur an acquisition fee for this transaction.

2005 Dispositions

Consolidated Properties

Southwood Tower — Houston, Texas

On December 19, 2005, we sold the Southwood Tower property, located in Houston, Texas, to an unaffiliated third party, for a contract sales price of $9,373,000, excluding closing costs. Our cash proceeds were $7,493,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,402,000. Realty was paid a disposition fee of $94,000, or approximately 1.0% of the contract sales price. Real estate sales commissions of $375,000, or approximately 4.0% of the contract sales price, were paid to unaffiliated brokers.

As part of the sale of the Southwood Tower property, a leasing reserve escrow account was funded at the close of the sale with $1,148,000 which will pay for vacant space within the sold building for a period of five years. The purchaser will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements. We have accounted for this as an escrow deposit with offsetting deferred revenue. We have and will continue to recognize revenue upon the release of escrow funds to us.

Financial Plaza — Omaha, Nebraska

On April 13, 2005, we sold the Financial Plaza property, located in Omaha, Nebraska, to an unaffiliated third party for a contract sales price of $9,500,000, excluding closing costs. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of approximately $3,015,000. Realty was paid a disposition fee of $475,000, or 5.0% of the contract sales price.

Satellite Place — Atlanta, Georgia

On February 24, 2005, we sold the Satellite Place property, located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, an entity also managed by our manager, for a contract sales price of $19,410,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent third party as to the fairness of the transaction to us. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of approximately $385,000. We did not incur a disposition fee for this transaction.

Unconsolidated Properties

Emerald Plaza Building — San Diego, California

On November 10, 2005, our manager sold the Emerald Plaza Building located in San Diego, California, of which we owned a 4.6% interest, to an unaffiliated third party for a total contract sales price of $123,634,000, excluding closing costs. Our cash proceeds were $2,405,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $988,000. Realty was paid a total property disposition fee of $2,250,000, or approximately 1.8% of the total sales price, of which we paid $104,000, or approximately 0.08% of the total contract sales price. Real estate sales commissions of $700,000, or approximately 0.6% of the total contract sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes payable due to our manager and its affiliate were paid in full.

801 K Street — Sacramento, California

On August 26, 2005, our manager sold the 801 K Street property located in Sacramento, California, of which we owned an 18.3% interest, to an unaffiliated third party for a total contract sales price of $79,350,000, excluding closing costs. Our cash proceeds were $7,244,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,079,000. Realty was paid a total property disposition fee of $2,550,000, or approximately 3.2% of the total sales price, of which we paid $467,000, or approximately 0.59% of the total contract sales price. Sales commission of $555,000, or approximately 0.7% of the total contract sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to our manager and its affiliate were paid in full.

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

There were no impairment losses incurred during the years ended December 31, 2007, 2006 and 2005.

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

Scheduled Lease Expirations

As of December 31, 2007, our consolidated properties were 64.9% leased to 90 tenants. 17.1% of the GLA expires during 2008. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2008, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

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

Results of Operations

The operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy is acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period. In addition, we have made reclassifications of the results of operations for the Woodside property for the years ended December 31, 2006 and 2005 to Income (Loss) from Discontinued Operations to conform with the current year financial statement presentation.

Comparison of the years ended December 31, 2007 and 2006

	Years Ended
	December 31,		Change
	2007	2006	$	%

Revenue:
Rental income	$7,024,000	$1,997,000	$5,027,000	251.7%
Expense:
Rental expense	4,292,000	1,707,000	2,585,000	151.4%
General and administrative	1,300,000	742,000	558,000	75.2%
Depreciation and amortization	3,774,000	987,000	2,787,000	282.4%

	9,366,000	3,436,000	5,930,000	172.6%
Loss before other income (expense) and discontinued operations	(2,342,000)	(1,439,000)	(903,000)	(62.8)%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(4,416,000)	(1,231,000)	(3,185,000)	(258.7)%
Interest and dividend income	544,000	452,000	92,000	20.4%
Gain on sale of marketable securities	12,000	134,000	(122,000)	(91.0)%
Equity in losses of unconsolidated real estate	(1,421,000)	(1,139,000)	(282,000)	(24.8)%
Other income	64,000	74,000	(10,000)	(13.5)%
Minority interests	151,000	19,000	132,000	694.7%

Loss from continuing operations	(7,408,000)	(3,130,000)	(4,278,000)	(136.7)%

Discontinued operations:
Gain on sale of real estate	9,702,000	7,056,000	2,646,000	37.5%
Loss from discontinued operations	(1,465,000)	(3,545,000)	2,080,000	58.7%

Total income from discontinued operations	8,237,000	3,511,000	4,726,000	134.6%

Net income	$829,000	$381,000	$448,000	117.6%

Rental Income

Rental income increased $5,027,000, or 251.7%, to $7,024,000 during the year ended December 31, 2007, compared to rental income of $1,997,000 for the year ended December 31, 2006. Contributing to the increase was $2,018,000 primarily attributable to a full year ownership of Tiffany Square and 901 Civic Center in 2007 and $2,978,000 as a result of the acquisitions of Four Resource Square and The Sevens Building during 2007.

Rental Expense

Rental expense increased $2,585,000, or 151.4%, to $4,292,000 during the year ended December 31, 2007, compared to rental expense of $1,707,000 during the year ended December 31, 2006. Contributing to the increase was $1,175,000 primarily attributable to a full year ownership of Tiffany Square and 901 Civic Center in 2007 and $1,203,000 as a result of the acquisitions of Four Resource Square and The Sevens Building during 2007.

General and Administrative Expense

General and administrative expense consisted primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $558,000, or 75.2%, to $1,300,000 during the year ended December 31, 2007, compared to $742,000 during the year ended

December 31, 2006. The increase was primarily due to the increased auditing fees of $143,000 and $130,000 in professional fees for the valuation of our properties. Also contributing to the increase was bad debt expense of $236,000 from 901 Civic Center, due to write-off of accounts receivables.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2,787,000, or 282.4%, to $3,774,000 during the year ended December 31, 2007, compared to $987,000 during the year ended December 31, 2006. Contributing to the increase was $841,000 primarily attributable to a full year ownership of Tiffany Square and 901 Civic Center in 2007 and $1,947,000 attributable to the acquisitions of Four Resource Square and The Sevens Building during 2007.

Interest Expense

Interest expense increased $3,185,000, or 258.7%, to $4,416,000 during the year ended December 31, 2007, compared to $1,231,000 during the year ended December 31, 2006. Contributing to the increase was $1,435,000 primarily attributable to a full year ownership of Tiffany Square and 901 Civic Center in 2007 and $1,717,000 attributable to the acquisitions of Four Resource Square and The Sevens Building during 2007.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities decreased $122,000, or 91.0%, to $12,000 during the year ended December 31, 2007, compared to $134,000 during the year ended December 31, 2006. This decrease was due to the sale of underperforming investments in marketable securities in our Merrill Lynch account in 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate increased by $282,000, or 24.8%, to losses of $1,421,000 during the year ended December 31, 2007, compared to $1,139,000 during the year ended December 31, 2006. The increase was primarily due to an increase of $585,000 as a result of incurred losses from the Chase Tower and Enterprise Technology Center properties during 2007. These increases in losses were partially offset by the increase of equity in earnings of $338,000 from the operations of Executive Center II & III during 2007, compared to 2006.

Minority Interests

Minority interest income increased by $132,000, or 694.7%, to $151,000 during the year ended December 31, 2007, compared to minority interest income of $19,000 during the year ended December 31, 2006. The increase for the year ended December 31, 3007 was primarily attributable to a decrease of minority interest expense of $65,000 from a consolidated limited liability company, NNN Oakey Building 2003, LLC, of which we owned 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter of 2007. Also contributing to the increase was $43,000 in minority interest income recorded from NNN Enterprise Technology Center, LLC, of which we own 73.3%. The underlying property incurred operating losses as a result of the write-off of intangible assets.

Loss from Discontinued Operations

Loss from discontinued operations was $1,465,000 and $3,545,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in the loss of $2,080,000 was primarily due to the disposition of the Interwood and Woodside properties in March 2007 and December 2007, respectively. These dispositions resulted in lower losses of $1,132,000 in 2007, compared to 2006. In addition, income increased due to the reduction of minority interest expense of $1,442,000 which was recorded in 2006 in connection with the sale of the Oakey Building, partially offset by lower income due to the sale of the 3500 Maple Building in 2006.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

Gain on sale of real estate was $9,702,000 and $7,056,000 for the years ended December 31, 2007 and 2006, respectively. The gain on sale for 2007 was comprised of: (i) the gain on sale of the Interwood property of $2,677,000, (ii) the gain on sale of the Daniels Road land parcel of $457,000 and (iii) the gain on sale of the Woodside property of $6,568,000. The gain on sale of real estate for 2006 primarily related to the Oakey Building and 3500 Maple Building which were sold during the year ended December 31, 2006, with an aggregate gain on sale of $6,716,000.

Net Income

As a result of the above items, net income for the year ended December 31, 2007 was $829,000, or $83.15 per basic and dilutive unit, compared to net income of $381,000, or $38.19 per basic and dilutive unit, for the year ended December 31, 2006.

Comparison of the years ended December 31, 2006 and 2005

	Years Ended
	December 31,		Change
	2006	2005	$	%

Revenue:
Rental income	$1,997,000	$776,000	$1,221,000	157.3%
Expense:
Rental expense	1,707,000	971,000	736,000	75.8%
General and administrative	742,000	1,272,000	(530,000)	(41.7)%
Depreciation and amortization	987,000	332,000	655,000	197.3%

	3,436,000	2,575,000	861,000	33.4%
Loss before other income (expense) and discontinued operations	(1,439,000)	(1,799,000)	360,000	20.0%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,231,000)	(447,000)	(784,000)	(175.4)%
Interest and dividend income	452,000	416,000	36,000	8.7%
Gain on sale of marketable securities	134,000	344,000	(210,000)	(61.0)%
Equity in (losses) earnings and gain on sale of unconsolidated real estate	(1,139,000)	2,510,000	(3,649,000)	(145.4)%
Other income	74,000	—	74,000	—
Minority interests	19,000	(166,000)	185,000	111.4%

(Loss) income from continuing operations	(3,130,000)	858,000	(3,988,000)	(464.8)%

Discontinued operations:
Gain on sale of real estate	7,056,000	5,802,000	1,254,000	21.6%
(Loss) income from discontinued operations	(3,545,000)	253,000	(3,798,000)	(1,501.2)%

Total income from discontinued operations	3,511,000	6,055,000	(2,544,000)	(42.0)%

Net income	$381,000	$6,913,000	$(6,532,000)	(94.5)%

Rental Income

Rental income increased $1,221,000, or 157.3%, to $1,997,000 during the year ended December 31, 2006, compared to rental income of $776,000 for the year ended December 31, 2005. The increase was primarily attributable to $1,068,000 due to the acquisition of 901 Civic Center during 2006.

Rental Expense

Rental expense increased $736,000, or 75.8%, to $1,707,000 during the year ended December 31, 2006, compared to rental expense of $971,000 during the year ended December 31, 2005. The increase was primarily attributable to $699,000 due to the acquisition of 901 Civic Center during 2006.

General and Administrative Expense

General and administrative expense consisted primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense decreased $530,000, or 41.7%, to $742,000 during the year ended December 31, 2006, compared to $1,272,000 during the year ended December 31, 2005. The decrease was primarily due to the decreased auditing fees of $361,000 and the decreased SEC preparation and filing costs of $223,000, partially offset by an increase of $93,000 due to the acquisition of 901 Civic Center in 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $655,000, or 197.3%, to $987,000 during the year ended December 31, 2006, compared to $332,000 during the year ended December 31, 2005. The increase was primarily attributable to $646,000 due to the acquisition of 901 Civic Center and Tiffany Square during 2006.

Interest Expense

Interest expense increased $784,000, or 175.4%, to $1,231,000 during the year ended December 31, 2006, compared to $447,000 during the year ended December 31, 2005. The increase was primarily the result of refinancing 901 Civic Center, which was acquired during 2006.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities decreased $210,000, or 61.0%, to $134,000 during the year ended December 31, 2006, compared to $344,000 during the year ended December 31, 2005. This decrease was due to sales of our securities and liquidation of our investment account with Merrill Lynch on May 17, 2006. See Notes to Consolidated Financial Statements, Note 4, Marketable Equity Securities for a further discussion.

Equity in Earnings (Losses) and Gain on Sale of Unconsolidated Real Estate

Equity in earnings (losses) and gain on sale of unconsolidated real estate decreased by $3,649,000, or 145.4%, to losses of $1,139,000 during the year ended December 31, 2006, compared to the equity in earnings and gain on sale of unconsolidated real estate of $2,510,000 during the year ended December 31, 2005. The decrease was primarily due to the gain on sale of 801 K Street of $2,079,000 and Emerald Plaza of $988,000, both recorded during the year ended December 31, 2005. There was no comparable gain during the year ended December 31, 2006. In addition, equity in losses increased $616,000 in 2006, compared to 2005. The increases were due to the decrease in equity in earnings from NNN 801 K Street, LLC and NNN Emerald Plaza, LLC of $332,000, as a result of the underlying real estate being sold in 2005. Contributing to the increase was $392,000 of equity in losses, as a result of losses from operations of the acquired Chase Tower property during 2006. These increases in losses were partially offset by the increase of equity in earnings of $106,000 from the operations of Enterprise Technology Center during 2006, compared to 2005.

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

(Loss) income from Discontinued Operations

Loss from discontinued operations was $3,545,000 for the year ended December 31, 2006, compared to $253,000 during the year ended December 31, 2005. The increase in the loss from discontinued operations of $3,798,000 was primarily due to an increase of $1,814,000 and $808,000 in loss at the Woodside property and Oakey Building, respectively. Also contributing to the increase in loss was $1,442,000 minority interest expense recorded in connection with the sale of the Oakey Building. These increases were partially offset by a $699,000 increase in income at the 3500 Maple Building in 2006, compared to 2005.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

Gain on sale of real estate was $7,056,000 and $5,802,000 for the years ended December 31, 2006 and 2005, respectively. The gain on sale of real estate for 2006 primarily related to the Oakey Building and 3500 Maple Building, which were sold during the year ended December 31, 2006, with an aggregate gain on sale of $6,716,000, compared to sales of Satellite Place, Southwood Tower and Financial Plaza during the year ended December 31, 2005, with an aggregate gain on sale of $5,802,000.

Net Income

As a result of the above items, net income for the year ended December 31, 2006 was $381,000, or $38.19 per basic and dilutive unit, compared to net income of $6,913,000, or $691.30 per basic and dilutive unit, for the year ended December 31, 2005.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of December 31, 2007 and 2006, our total debt as a percentage of total capitalization was 69.9% and 51.7%, respectively.

Factors Which May Influence Future Sources of Capital and Liquidity

SEC Investigation

On September 16, 2004, our manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff has requested information from our manager relating to disclosure in public and private securities offerings sponsored by our manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC Staff has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our manager that, if obtained, could harm our manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our manager by investors in its existing real estate investment programs which could adversely affect our manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Debt Financing

Mortgage loans payable, including mortgage loans payable secured by properties held for sale, was $71,682,000 and $37,186,000 as of December 31, 2007 and 2006, respectively. Mortgage loans payable as a percentage of total capitalization increased to 69.9% as of December 31, 2007 from 51.7% as of December 31, 2006. The increase of $34,496,000 during the year ended December 31, 2007, as compared to December 31, 2006, was primarily due to the purchase of the Four Resource Square and The Sevens Building during 2007 and the related financing along with the refinance of Tiffany Square during 2007. This increase was partially offset by the pay-off of the mortgage loan payable of $5,500,000 and $16,754,000 in connection with the sale of the Interwood and Woodside properties, respectively, during 2007.

As of December 31, 2007 and 2006, $45,682,000, or 63.7%, and $32,186,000, or 86.6%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates.

As of December 31, 2007, we had $71,682,000 under various fixed and variable rate mortgage loans payable, secured by five consolidated properties. The fixed interest rate mortgage loans payable require monthly principal and interest payments based on a fixed rate ranging from 5.95% to 10.00% per annum. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 6.90% to 8.22% per annum as of December 31, 2007. Loans mature at various dates through October 2010.

The composition of our aggregate mortgage loans payable balances as of December 31, 2007 and 2006 were as follows:

			Weighted-Average
	Total Mortgage Loans Payable		Interest Rate as of
	as of December 31,		December 31,
	2007	2006	2007	2006

Mortgage loans payable	$71,682,000	$37,186,000	7.19%	8.72%
Fixed rate and variable rate:
Fixed rate	$26,000,000	$5,000,000	6.73%	10.00%
Variable rate	$45,682,000	$32,186,000	7.45%	8.52%

Although the interest payments on 51.5% of our mortgage loans payable are either fixed or swapped, the remaining 48.5% of our mortgage loans payable is exposed to fluctuations of the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

We may acquire additional properties and may fund these acquisitions through utilization of the current cash balances and/or net proceeds received from a combination of debt financings or asset dispositions. There may be a delay between a receipt of funds and the purchase of properties, which may result in a delay in the benefits to our unit holders of returns generated from property operations. During such a period, we may temporarily invest any unused net proceeds from any such offering in investments that could yield lower returns than investments in real estate. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.

As of December 31, 2007, we have restricted cash balances of $3,985,000 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $388,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer for a period of five years. The buyer will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net leasing costs and required tenant improvements.

Other Liquidity Needs

Our distribution rate of 7.0% per annum has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our manager or its affiliates. There are currently no limits or restrictions on the use of proceeds from, our manager or its affiliate which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

On April 20, 2007, we paid a special distribution of $600,000, or approximately $60.18 per unit, which approximates the taxable share of our 2006 income to our unit holders when added to the 2006 distributions already paid.

Our manager is currently evaluating the current distribution rate, and if increased leasing activity and/or property sales do not occur, our manager may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.0% per annum.

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $5,789,000 within in the next twelve months. As of December 31, 2007, we had $1,972,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or net proceeds from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Comparison of the Years Ended December 31, 2007 and 2006

Net cash used in operating activities was $4,018,000 for the year ended December 31, 2007, a decrease of $771,000, compared to net cash used in operating activities of $4,789,000 for the year ended December 31, 2006. Net cash used in operating activities included an increase in net income of $448,000, adjusted for an increase in non-cash reconciling items, the most significant of which was a $2.6 million increase in gain on sale of real estate in 2007 from the sale of the Interwood property, the Daniels Road land parcel, and the Woodside property, compared to 2006. Partially offsetting the cash used was an increase in cash provided by operating activities primarily due to net changes in other operating assets and liabilities of $3.0 million primarily resulting from the acquisition of two properties and the disposition of three properties.

Net cash used in investing activities was $17,530,000 for the year ended December 31, 2007, an increase of $33,397,000, compared to net cash provided by investing activities of $15,867,000 for the year ended December 31, 2006. Contributing to the increase was $53,473,000 in cash used to acquire Four Resource Square and The Sevens Building, including closing costs in 2007, compared to $26,060,000 used to acquire 901 Civic Center and Tiffany Square in 2006. Also contributing to the increase was $5,949,000 in restricted cash due to an increase in lenders’ required reserves on properties that were acquired or refinanced in 2007.

Net cash provided by financing activities was $29,112,000 for the year ended December 31, 2007, an increase of $50,306,000 compared to net cash used in financing activities of $21,194,000 for the year ended December 31, 2006. The increase was primarily due to a $46,978,000 increase in borrowings under mortgage loans payable and other debt was primarily attributable to the refinancing of Tiffany Square and borrowings associated with the acquisition of Four Resource Square and The Sevens Building. Also contributing to the increase was a decrease of $3,129,000 in cash distributions paid to minority interest stakeholders compared to the same period in 2006.

As a result of the above, cash and cash equivalents increased by $7,564,000 for the year ended December 31, 2007 to $8,208,000 as of December 31, 2007, compared to $644,000 as of December 31, 2006.

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

Our distribution rate of 7.0% per annum (excluding special distributions), has been the same among Class A, Class B and Class C unit holders since inception. In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including our manager and its affiliates. There are currently no limits or restrictions on the use of proceeds from our manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.

Our manager is currently evaluating the current distribution rate, and if increased leasing activity and/or property sales does not occur, our manager may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.0% per annum.

We currently anticipate that we will require up to $3.5 million to fund our distributions for the year ended December 31, 2008, which we intend to fund with cash from operations and gains from the sale of real estate. In the event we cannot make the distributions from operations and sales of real estate, we may use one or a combination of short-term debt and long-term debt.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage loans payable and other debt of unconsolidated properties was $114,244,000 and $107,621,000 as of December 31, 2007 and 2006, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,049,000 and $17,912,000 as of December 31, 2007 and 2006, respectively.

		As of December 31,
		2007		2006
			NNN 2003		NNN 2003
		Mortgage loans	Value Fund,	Mortgage loans	Value Fund,
	Ownership	payable and Other	LLC’s portion	payable and Other	LLC’s portion
Property	Percentage	Debt Balance	of Debt	Debt Balance	of Debt

Enterprise Technology Center	8.5%	$34,263,000	$2,912,000	$34,943,000	$2,970,000
Chase Tower	14.8%	63,633,000	9,418,000	56,764,000	8,401,000
Executive Center II & III	41.1%	16,348,000	6,719,000	15,914,000	6,541,000

Total		$114,244,000	$19,049,000	$107,621,000	$17,912,000

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2007, we were in compliance with all such covenants.

Unconsolidated Debt Due to Related Parties

The following unconsolidated property has outstanding unsecured notes due to our manager and its affiliate as of December 31, 2007 and 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		Amount of Loan	NNN 2003
		as of	Value Fund,
	Ownership	December 31,	LLC’s Portion
Property/Issue Date	Percentage	2007 and 2006	of Debt

Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

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

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of December 31, 2007 and 2006, some of our properties, including properties held for sale, were subject to existing mortgages, which had an aggregate principal amount outstanding of $71,682,000 and $37,186,000, respectively. Our total mortgage loans payable consisted of fixed rate debt of $26,000,000, or 36.3% and $5,000,000, or 13.4%, at a weighted-average interest rate of 6.73% per annum and 10.00% per annum as of December 31, 2007 and 2006, respectively. Our total mortgage loans payable consisted of variable rate debt of $45,682,000, or 63.7%, and $32,186,000, or 86.6%, as of December 31, 2007 and 2006, respectively, at a weighted-average interest rate of 7.45% per annum and 8.52% per annum as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the weighted-average interest rate on our outstanding debt was 7.19% per annum and 8.72% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured mortgage loans payable (including properties held for sale) as well as scheduled interest payments of our fixed and variable rate debt as of December 31, 2007. The table does not reflect any available extension options.

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — variable rate debt	$10,926,000	$34,756,000	$—	$—	$45,682,000
Principal payments — fixed rate debt	5,000,000	21,000,000	—	—	26,000,000
Interest payments — variable rate debt (based on rate in effect as of December 31, 2007)	2,833,000	1,892,000	—	—	4,725,000
Interest payments — fixed rate debt	1,625,000	2,291,000			3,916,000
Tenant improvement and lease commission obligations	2,358,000	—	—	—	2,358,000

Total	$22,742,000	$59,939,000	$—	$—	$82,681,000

Off-Balance Sheet Arrangements

We do not or will not have off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance basis. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Subsequent Events

Rental Income

On January 25, 2008, the property manager of our Tiffany Square property located in Colorado Springs, Colorado, was notified by PRC, LLC, or PRC, Tiffany Square’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC is a party to a lease agreement that terminates on May 31, 2013. As of December 31, 2007, PRC represents 69.2% of the Tiffany Square property’s rental revenue and 9.6% of the total rental revenue of NNN 2003 Value Fund, LLC.

PRC has reiterated to our property manager that its filing for protection under Chapter 11 is for reorganization, and not liquidation, and it is still conducting business. Pursuant to sections 365(b)(2) and 365(e)(1) of the Bankruptcy Code, the act of filing for bankruptcy does not constitute a remediable default under a lease agreement. As of March 31, 2008, PRC has made all payments due under its lease agreement. In the event of a company’s default for non-payment under a lease, the Bankruptcy Code generally limits creditors to pursue monetary damages under the Bankruptcy Code’s distribution scheme. In such a case, to recover possession of their leased space, creditors generally must first obtain relief from the bankruptcy court before exercising their rights under state law.

Mortgage Loans Payable and Other Debt

Executive Center

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at the Executive Center property extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of December 31, 2007.

901 Civic Center

As previously disclosed in our September 30, 2007 Quarterly Report on Form 10-Q, LaSalle Bank National Association, the lender for our secured loan on our 901 Civic Center property has waived the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratio, requirements for the quarters ended September 30, 2007 and December 31, 2007. The outstanding principal balance of the mortgage loan was $10,927,000 as of December 31, 2007. We currently anticipate that we will not be in compliance with the Minimum Debt Service Coverage Ratio requirements for the quarter ending March 31, 2008. If we are unable to obtain a waiver from the lender for our non-compliance or pay down the loan by the amount required to comply with the applicable Minimum Debt Service Coverage Ratio, the lender may declare us in default of the loan agreement. An event of default could result in a material adverse affect on our operating activities and cash flow by: (i) allowing the lender to declare the entire principal balance of the loan as of March 31, 2008 of $11,157,000 and all accrued interest immediately due and payable; (ii) allowing the lender to foreclose on the property; (iii) allowing the lender to seize the income generated by the property; (iv) reducing our current and long-term liquidity; (v) hindering our ability to negotiate future loan transactions on favorable terms; or (vi) affecting our ability to pay distributions or reducing the amount of distributions paid to our unit holders.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we will not be electing to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued revised Statement No. 141, Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact of SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate mortgage loans payable	$5,000,000	$—	$21,000,000	$—	$—	$—	$26,000,000	$25,464,000
Average interest rate on maturing fixed rate mortgage loans payable	10.00%	—	5.95%	—	—	—	6.73%	—
Variable rate mortgage loans payable	$10,926,000	$13,225,000	$21,531,000	$—	$—	$—	$45,682,000	$45,791,000
Average interest rate on maturing variable rate mortgage loans payable (based on rates in effect as of December 31, 2007)	8.22%	7.70%	6.90%	—	—	—	7.45%	—

The estimated fair value of total mortgage loans payable was $71,255,000 as of December 31, 2007.

The weighted-average interest rate of our mortgage loans payable as of December 31, 2007 was 7.19% per annum. As of December 31, 2007, our mortgage loans payable consisted of $26,000,000, or 36.3%, of the total mortgage loans payable at a fixed interest rate of 6.73% per annum and $45,682,000, or 63.7%, of the total mortgage loans payable at a variable interest rate of 7.45% per annum.

An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of December 31, 2007, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $228,000, or 6.7%. Our exposure to market changes in interest rates is similar to what we faced as of December 31, 2006.

The table below presents, as of December 31, 2006, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate mortgage loans payable	$5,000,000	$—	$—	$—	$—	$—	$5,000,000	$5,195,000
Average interest rate on maturing fixed rate mortgage loans payable	10.00%	—	—	—	—	—	10.00%	—
Variable rate mortgage loans payable	$5,500,000	$26,686,000	$—	$—	$—	$—	$32,186,000	$33,797,000
Average interest rate on variable rate maturing mortgage loans payable (based on rates in effect as of December 31, 2006)	8.35%	8.56%	—	—	—	—	8.52%	—

The estimated fair value of total mortgage loans payable was $38,992,000 as of December 31, 2006.

The weighted-average interest rate of our mortgage loans payable as of December 31, 2006 was 8.72% per annum. As of December 31, 2006, our mortgage loans payable consisted of $5,000,000, or 13.4%, of the total mortgage loans payable at a fixed interest rate of 10.00% per annum and $32,186,000, or 86.6%, of the total mortgage loans payable at a variable interest rate of 8.52% per annum.

An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of December 31, 2006, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $161,000, or 5.9%. Our exposure to market changes in interest rates is similar to what we faced as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data.

See the index included at Item 15. Exhibits, Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and our manager’s chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our chief executive officer and our manager, including our manager’s chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our manager’s chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table and biographical descriptions set forth information with respect to our chief executive officer and our manager’s chief financial officer as of March 31, 2008. We have no directors.

Name	Age	Position	Term of Office

Richard T. Hutton, Jr.	56	Chief Executive Officer	Since September 2005
Francene LaPoint	43	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC	Since November 2006

Richard T. Hutton, Jr. has served as our chief executive officer since September 2005. Mr. Hutton has also served as an executive vice president of our manager since September 2005. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president property management for our manager. Mr. Hutton has also served as our manager’s interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton’s previous experience includes serving as controller for the TMP Group, Inc., from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of G REIT, Inc. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Francene LaPoint has served as the chief financial officer of our manager since November 2006 having served as its executive vice president and controller, responsible for all aspects of its accounting and reporting for corporate, as well as private entity property and limited liability company accounting since July 2004. Ms. LaPoint has also served as the chief financial officer of NNN Realty Advisors, Inc., or NNN Realty Advisors, since September 2006 and as a director since December 2007. Ms. LaPoint has also served as the executive vice president, accounting and finance, of Grubb & Ellis since December 2007. Ms. LaPoint served as senior vice president and corporate controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. Ms. LaPoint obtained her license to be a certified public accountant while working for PricewaterhouseCoopers from January 1996 to June 1999. She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Executive Officers of our Manager

We are managed by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, or our manager, pursuant to the terms of an operating agreement, or the Operating Agreement, and the executive officers and employees of our manager provide services to us.

Our manager shall remain our manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our unit holders, or (iii) our manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our manager “for cause” means removal due to the:

•	gross negligence or fraud of our manager;

•	willful misconduct or willful breach of the Operating Agreement by our manager;

•	bankruptcy, insolvency or inability of our manager to meet its obligations as they come due.

The following table and biographical descriptions set forth information with respect to our manager’s executive officers, as of March 31, 2008.

Name	Age	Position	Term of Office

Scott D. Peters	50	Chief Executive Officer	Since 2006
Francene LaPoint	43	Chief Financial Officer	Since 2006
Andrea R. Biller	58	General Counsel and Executive Vice President	Since 2003 Since 2007
Jeffrey T. Hanson	37	Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	56	Executive Vice President	Since 2003
Talle A. Voorhies	60	Executive Vice President and Secretary	Since 1998

There are no family relationships between any executive officers.

For biographical information regarding Mr. Hutton and Ms. LaPoint, see — Directors, Executive Officers and Corporate Governance, above.

Scott D. Peters has served as the chief executive officer of our manager since November 2006, having served as our manager’s executive vice president and chief financial officer from September 2004 to October 2006. He has also served as chief executive officer, president and a director of NNN Realty Advisors, since its formation in September 2006 and as its chairman of the board since December 2007. Mr. Peters has also served as the chief executive officer, president and a director of Grubb & Ellis since December 2007. From December 2005 to January 2008, Mr. Peters served as the chief executive officer and president of G REIT, Inc., having previously served as its executive vice president and chief financial officer since September 2004. Mr. Peters has also served as the executive vice president and chief financial officer of T REIT, Inc. from September 2004 to December 2006 and as a director and executive vice president of Grubb & Ellis Apartment REIT, Inc. since April 2007 and January 2006, respectively. Mr. Peters has also served as Grubb & Ellis Healthcare REIT, Inc.’s chief executive officer since April 2006, president since June 2007 and chairman of the board since July 2006. From February 1997 to February 2007, Mr. Peters served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Andrea R. Biller, has served as the executive vice president of our manager since January 2007 and its general counsel since March 2003. Ms. Biller has also served as the general counsel, executive vice president and secretary of NNN Realty Advisors since its formation in September 2006 and as a director since December 2007. She has also served as the general counsel, executive vice president and secretary of Grubb & Ellis since December 2007. Ms. Biller has also served as executive vice president and secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006. Ms. Biller has also served as the secretary and executive vice president of G REIT, Inc. from June 2004 to January 2008 and December 2005 to January 2008, respectively, the secretary of T REIT, Inc. from May 2004 to July 2007 and the secretary of Grubb & Ellis Apartment REIT, Inc. since January 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Jeffrey T. Hanson has served as the president and chief investment officer of our manager since December 2007 and January 2007, respectively. He has also served as the chief investment officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the executive vice president, investment programs, of Grubb & Ellis since December 2007. Mr. Hanson has also served as the president and chief executive officer of Realty since July 2006 and as its chairman of the board of directors since April 2007. Mr. Hanson’s responsibilities include managing our manager’s real estate portfolio and directing acquisitions and dispositions nationally for our manager’s public and private real estate programs. Mr. Hanson has also served as the chief investment officer of NNN Realty Advisors since its formation. From 1996 to July 2006,

Mr. Hanson served in various capacities with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office, including senior vice president. During this period with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Talle A. Voorhies has served as an executive vice president and secretary of our manager since 1998. She also served as our manager’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as executive vice president from April 1998 through February 2005 and financial principal from April 1998 through November 2004 of Grubb & Ellis Securities, Inc., the dealer manager of our offering. Ms. Voorhies is director of our manager’s investor services department. She holds Series 22, 7, 24 and 27 licenses as a member of The Financial Industry Regulatory Authority (FINRA). Ms. Voorhies has also served as vice president of G REIT, Inc. since December 2001 to January 2008. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations.

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

Our manager may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our manager. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our members. Investors who have questions concerning the fiduciary duties of our manager should consult with their own legal counsel.

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

Based solely on our review of these reports filed by or on behalf of our chief executive officer and our manager’s executive officer, as of March 31, 2008, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2007 were complied with.

Code of Ethics

Since we have no directors or employees, we do not have our own code of ethics. Grubb & Ellis has a code of ethics that is applicable to our officer and employees of our manager.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We have no employees. Our day-to-day management functions are performed by employees and executive officers of our manager and its affiliates. The individual who serves as our executive officer does not receive compensation directly from us for services rendered to us, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have a compensation policy or program for our executive officers and have not included a Compensation Discussion and Analysis in this Form 10-K.

Our chief executive officer is employed by our manager and is compensated by our manager for his services to us. We pay our manager fees and reimburse expenses pursuant to our Operating Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

PRINCIPAL UNIT HOLDERS

The following table shows, as of March 31, 2008, the number and percentage of beneficial ownership of units owned by:

•	each person who is known to us to hold more than 5.0% interest in us;

•	our chief executive officer;

•	our manager’s executive officers as a group.

	Beneficially	Percentage of
	Owned	Outstanding
Name	No. of Units	Units

Richard T. Hutton, Jr.	None	0.0%
Our manager’s executive officers as a group(6)	None	0.0%
Total	None	0.0%

(1)	The address for all persons named is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our manager is primarily responsible for managing our day-to-day business affairs and assets. Our manager is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and the Management Agreement. While we have no employees, certain employees of our manager provide connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2007, 2006 and 2005, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty.

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2007, 2006 and 2005, we incurred Realty management fees of $403,000, $596,000 and $268,000 respectively.

Real Estate Acquisition Fees

We pay Realty a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the years ended December 31, 2007, 2006 and 2005, we incurred acquisitions fees to Realty or its affiliate in the amount of $1,312,000, $300,000 and $829,000, respectively.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the years ended December 31, 2007, 2006 and 2005, we incurred real estate disposition fees to Realty in the amount of $482,000, $500,000 and $569,000 respectively, for real estate disposition fees.

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2007, 2006 and 2005, we incurred lease commissions to Realty of $856,000, $947,000, and $747,000 respectively.

Accounting Fees

Our manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our manager of $50,000, $57,000 and $43,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For, the years ended December 31, 2007, 2006 and 2005, we incurred construction fees to Realty in the amount of $13,000, $0, and $173,000 respectively.

Loan Fees

We pay Realty or its affiliate a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. For the years ended December 31, 2007, 2006 and 2005, $118,000, $0, and $107,000 respectively, was incurred to Realty for loan fees.

Acquisition Fees

We pay our manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4.0% of the funds raised in the Private Placement. We did not incur any acquisition fees for the years ended December 31, 2007, 2006 and 2005.

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our manager or agreed to be borne directly by our manager as discussed above.

Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with our manager, as evidenced by a promissory note, in the principal amount of $250,000. The unsecured loan had a fixed rate interest of 6.86% per annum and required monthly interest-only payments beginning on February 1, 2007, for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note, in the principal amount of $200,000. The unsecured loan had a fixed rate interest of 8.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note in the principal amount of $800,000. The unsecured loan had a fixed rate interest of 9.00% per annum and required monthly interest-only payments beginning on February 1, 2007, for the term of the unsecured loan. These loans were obtained to be used for general operations. Since we obtained these loans from our manager, and NNN Realty Advisors, these unsecured loans are deemed related party loans. The terms of the unsecured loans were deemed fair, competitive and commercially reasonable and approved by our chief executive officer. On February 16, 2007, we repaid the entire balance of these unsecured loans along with all accrued interest.

On October 24, 2007, in anticipation of our acquisition of The Sevens Building, we entered into an unsecured loan with NNN Realty Advisors, as evidenced by an unsecured promissory note in the principal amount of $4,725,000. The unsecured promissory note had a maturity date of January 22, 2008, bore interest at a fixed rate of 6.72% per annum and required monthly interest-only payments beginning November 1, 2007. The unsecured promissory note also provided for a default interest rate of 8.72% per annum. The terms of the unsecured promissory note were deemed fair, competitive and commercially reasonable and approved by our chief executive officer. On December 13, 2007 we repaid the entire balance of this unsecured loan along with all accrued interest.

Unconsolidated Debt Due to Related Parties

Our properties may obtain secured or unsecured debt financing through one or more related parties, including our manager and/or its affiliates.

The following unconsolidated property has outstanding unsecured notes due to our manager and its affiliate as of December 31, 2007 and 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		Amount of Loan	NNN 2003
		as of	Value Fund,
	Ownership	December 31,	LLC’s Portion
Property/Issue Date	Percentage	2007 and 2006	of Debt

Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP, has served as our independent auditor since January 12, 2005 and has audited our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

The following table lists the fees for services rendered by the independent auditors for 2007 and 2006:

Services	2007	2006

Audit Fees (1)	$481,000	$535,000
Audit-Related Fees (2)	—	47,000
Tax Fees (3)	—	2,000
All Other Fees (4)	—	—

Total	$481,000	$584,000

(1) Audit fees billed in 2007 and 2006 consisted of the audit of our annual consolidated financial statements, acquisition audits, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2) Audit-related fees billed in 2007 and 2006 consisted of financial accounting and reporting consultations.

(3) There were no tax services billed in 2007.

(4) There were no fees billed for other services in 2007 and 2006.

Our manager pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2007 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	92
Real Estate and Accumulated Depreciation (Schedule III)	93

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	92
Real Estate and Accumulated Depreciation (Schedule III)	93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2003 Value Fund, LLC
Santa Ana, California

We have audited the accompanying consolidated balance sheets of NNN 2003 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, unit holders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 31, 2008

NNN 2003 VALUE FUND, LLC

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31,
	2007	2006

ASSETS
Real estate investments:
Operating properties, net	$74,597,000	$28,855,000
Properties held for sale, net	—	26,899,000
Investments in unconsolidated real estate	5,740,000	7,298,000

	80,337,000	63,052,000
Cash and cash equivalents	8,208,000	644,000
Investment in marketable securities	1,054,000	—
Accounts receivable, net	434,000	750,000
Accounts receivable from related parties	594,000	589,000
Restricted cash	3,985,000	1,042,000
Identified intangible assets, net	8,848,000	4,325,000
Other assets — properties held for sale	—	3,044,000
Other assets, net	5,221,000	1,190,000
Notes receivable	—	2,420,000

Total assets	$108,681,000	$77,056,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$71,682,000	$15,550,000
Mortgage loans payable secured by properties held for sale	—	21,636,000
Accounts payable and accrued liabilities	4,009,000	2,279,000
Accounts payable due to related parties	240,000	920,000
Identified intangible liabilities, net	195,000	—
Other liabilities — properties held for sale, net	—	366,000
Security deposits, prepaid rent and other liabilities	1,008,000	647,000

Total liabilities	77,134,000	41,398,000
Minority interests	682,000	886,000

Commitments and contingencies (Note 14)

Unit holders’ equity	31,511,000	34,772,000
Accumulated other comprehensive loss	(646,000)	—

Total unit holders’ equity	30,865,000	34,772,000

Total liabilities, minority interests and unit holders’ equity	$108,681,000	$77,056,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005

Revenue:
Rental income	$7,024,000	$1,997,000	$776,000
Expense:
Rental expense	4,292,000	1,707,000	971,000
General and administrative	1,300,000	742,000	1,272,000
Depreciation and amortization	3,774,000	987,000	332,000

Total expense	9,366,000	3,436,000	2,575,000

Loss before other income (expense) and discontinued operations	(2,342,000)	(1,439,000)	(1,799,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(4,416,000)	(1,231,000)	(447,000)
Interest and dividend income	544,000	452,000	416,000
Gain on sale of marketable securities	12,000	134,000	344,000
Equity in (losses) earnings and gain on sale of unconsolidated real estate	(1,421,000)	(1,139,000)	2,510,000
Other income	64,000	74,000	—
Minority interests	151,000	19,000	(166,000)

(Loss) income from continuing operations	(7,408,000)	(3,130,000)	858,000

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	9,702,000	7,056,000	5,802,000
(Loss) income from discontinued operations	(1,465,000)	(3,545,000)	253,000

Total income from discontinued operations	8,237,000	3,511,000	6,055,000

Net income	$829,000	$381,000	$6,913,000

Comprehensive income:
Net income	$829,000	$381,000	$6,913,000
Unrealized (loss) gain on marketable securities	(646,000)	1,000	(1,000)

Comprehensive income	$183,000	$382,000	$6,912,000

Net (loss) income per unit:
Continuing operations — basic and diluted	$(743.03)	$(313.75)	$85.80
Discontinued operations — basic and diluted	826.18	351.94	605.50

Total net income per unit — basic and diluted	$83.15	$38.19	$691.30

Weighted-average number of units outstanding — basic and diluted	9,970	9,976	10,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF UNIT HOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Number of Units	Total

BALANCE — January 1, 2005	10,000	$37,102,000
Distributions	—	(3,493,000)
Net income	—	6,913,000
Unrealized loss on marketable securities	—	(1,000)

BALANCE — December 31, 2005	10,000	$40,521,000
Units repurchased	(30)	(134,000)
Distributions	—	(5,997,000)
Net income	—	381,000
Unrealized gain on marketable securities	—	1,000

BALANCE — December 31, 2006	9,970	$34,772,000
Distributions	—	(4,090,000)
Net income	—	829,000
Unrealized loss on marketable securities	—	(646,000)

BALANCE — December 31, 2007	9,970	$30,865,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$829,000	$381,000	$6,913,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate	(9,702,000)	(7,056,000)	(5,802,000)
Gain on sale of marketable securities	(12,000)	(134,000)	(344,000)
Depreciation and amortization (including deferred financing costs and above/below market leases and deferred rent)	3,770,000	2,947,000	1,757,000
Distributions received in excess of equity in (losses) earnings from investments and gain on sale in unconsolidated real estate	1,421,000	1,322,000	(1,695,000)
Minority interests	(151,000)	1,423,000	330,000
Allowance for doubtful accounts	228,000	(2,000)	2,000
Change in operating assets and liabilities:
Accounts receivable	97,000	(364,000)	(304,000)
Other assets	645,000	(939,000)	(37,000)
Accounts payable and accrued liabilities	(880,000)	(1,835,000)	(210,000)
Security deposits and prepaid rent	(263,000)	(532,000)	(372,000)

Net cash (used in) provided by operating activities	(4,018,000)	(4,789,000)	238,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate properties	(53,473,000)	(26,060,000)	(98,989,000)
Acquisition of investments in unconsolidated real estate	—	(2,657,000)	(2,103,000)
Capital expenditures	(1,554,000)	(236,000)	(4,818,000)
Proceeds from sale of real estate operating properties	39,570,000	39,818,000	32,782,000
Proceeds from sale of unconsolidated real estate properties	—	—	9,648,000
Distributions received from investment in unconsolidated real estate	137,000	—	—
Purchase of marketable securities	(6,698,000)	(2,441,000)	(9,819,000)
Proceeds from sale of marketable securities	5,010,000	4,436,000	8,302,000
Proceeds from collection of principal payments of note receivable	2,420,000	—	—
Restricted cash	(2,942,000)	3,007,000	468,000

Net cash (used in) provided by investing activities	(17,530,000)	15,867,000	(64,529,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgages payable	57,749,000	10,771,000	96,192,000
Principal repayments on mortgages payable and other debt	(22,254,000)	(20,077,000)	(24,940,000)
Repurchase of member units, net of costs	—	(134,000)	—
Repayment on other debts	(999,000)	—	—
Principal repayments on related parties borrowings	(5,975,000)	(2,245,000)	—
Borrowings from related parties, net	5,975,000	—	—
Payment of deferred financing costs	(1,241,000)	(330,000)	(1,202,000)
Issuance of units, net of offering costs	—	—	—
Minority interests distributions	(53,000)	(3,182,000)	(1,402,000)
Distributions	(4,090,000)	(5,997,000)	(3,493,000)

Net cash provided by (used in) financing activities	29,112,000	(21,194,000)	65,155,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,564,000	(10,116,000)	864,000
CASH AND CASH EQUIVALENTS — beginning of year	644,000	10,760,000	9,896,000

CASH AND CASH EQUIVALENTS — end of year	$8,208,000	$644,000	$10,760,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,451,000	$5,730,000	$1,467,000
Income taxes	$19,000	$46,000	$24,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$694,000	$208,000	$1,625,000
Interest receivable converted to notes receivable	$—	$120,000	$—
The following represents the change in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Increase in investment operating properties
Account Receivable	$—	$115,000	$—
Security deposits and prepaid rent	$274,000	$—	$1,405,000
Restricted cash	$—	$—	$4,192,000
Other assets	$1,060,000	$18,000	$468,000
Accrued expenses	$11,000	$368,000	$1,372,000
Minority interests contributions	$—	$163,000	$85,000
Notes receivable	$—	$—	$2,300,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2007, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,140,000 square feet. As of December 31, 2007, 64.9% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. As a result, our manager is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers.

On December 7, 2007, NNN Realty Advisors, Inc. merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC, and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

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

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2007 and 2006 and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years ended December 31, 2007, 2006 and 2005. Actual results could differ, perhaps in material adverse ways, from those estimates.

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

Allowance for Doubtful Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for doubtful current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for doubtful accounts of $228,000 and $0 as of December 31, 2007 and 2006, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Securities

Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable securities portfolio as available-for-sale. This portfolio is continually monitored for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary, we record the change in other comprehensive income in unit holders’ equity. If the decline is believed to be other than temporary, the equity security is written down to the fair value and a realized loss is recorded on our statement of operations. If that judgment changes in the future, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary. We had investments in marketable securities of $1,054,000 and $0 as of December 31, 2007 and 2006, respectively. Our assessment of a decline in value includes, among other things, our current judgment as to the financial position and future prospects of the entity that issued the security.

Impairment

Our properties are stated at historical cost less accumulated depreciation or fair value less costs to sell. We assess the impairment of a real estate asset when events or changes in circumstances indicate that their

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were no impairment losses incurred during the years ended December 31, 2007, 2006 and 2005.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. There were no impairment losses incurred during the years ended December 31, 2007, 2006 and 2005.

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

SFAS, No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. In addition, a property being held for sale ceases to be depreciated. On February 24, 2005, we sold the Satellite Place property, on April 13, 2005, we sold Financial Plaza, on December 19, 2005, we sold Southwood Tower property, on January 24, 2006, we sold the Oakey Building property, and on October 31, 2006, we sold the 3500 Maple property. In addition, on March 14, 2007, we sold the Interwood property, on March 30, 2007, we sold the Daniels Road land parcel, and on December 13, 2007, we sold the Woodside property. As a result of such sales, we reclassified amounts related to the Satellite Place property, the Financial Plaza property, the Southwood Tower property, the Oakey

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Building property, the 3500 Maple property, the Interwood property, the Daniels Road land parcel, and the Woodside property in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the Satellite Place property, the Financial Plaza property, the Southwood Tower property, the Oakey Building property, the 3500 Maple property, the Interwood property, the Daniels Road land parcel, and the Woodside property have been excluded from our results from continuing operations for all periods presented herein. The financial results for the Satellite Place property, the Financial Plaza property, the Southwood Tower property, the Oakey Building property, the 3500 Maple property, the Interwood property, the Daniels Road land parcel and the Woodside property are presented in our consolidated statements of operations in a single line item entitled Income (loss) from discontinued operations and the related assets and liabilities are presented in the consolidated balance sheet line items entitled Properties held for sale, net, Other assets — properties held for sale, Mortgage loans payable secured by properties held for sale, and Other liabilities — properties held for sale, net.

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

Derivative Financial Instruments

We are exposed to the risk of interest rate changes in the normal course of business. We seek to mitigate this risk by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

The following table lists the derivative financial instrument held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(33,000)	SWAP	05/12/2008

The fair value of the derivative financial instrument was $(38,000) as of December 31, 2006.

Derivatives are recognized as either assets or liabilities in our consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statement of operations and comprehensive income in the period of change.

Revenue Recognition

In accordance with SFAS No. 13, Accounting for Leases, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays).

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2007 and 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2007, we had interests in one consolidated property located in Texas which accounted for 8.0% of our total rental revenue, one consolidated property located in California which accounted for 15.8% of our total rental revenue, one consolidated property located in Colorado which accounted for 13.8% of our total rental revenue, one consolidated property located in North Carolina which accounted for 24.9% of our total rental revenue, and one consolidated property located in St. Louis which accounted for 37.5% of our total rental revenue. These rental revenues are based on contractual base rent from leases in effect as of December 31, 2007. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of December 31, 2007, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

McKennson Information Solutions, Inc.	$1,101,000	11.5%	Four Resources Square	59,000	06/30/12
GSA-FBI	$1,067,000	11.2%	901 Civic Center	49,000	03/14/08

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

As of December 31, 2006, four of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2006 Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

GSA-FBI	$1,035,000	17.6%	901 Civic	49,000	05/03/08
Administaff Services, LP	$1,012,000	17.2%	Interwood	52,000	09/30/14
PRC	$956,000	16.3%	Tiffany Square	96,000	05/31/13
Westwood College of Technology	$763,000	13.0%	Executive Center I	44,000	01/31/13

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2006.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, one of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of		Square	Lease
	2005 Annual	2005 Annual		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Date

Heritage Capital Corporation	$1,575,000	14.5%	3500 Maple	75,000	06/30/15

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2005.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, investments in marketable securities, accounts payable and accrued expenses, mortgage loans payable and interest rate swaps. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. Marketable securities are carried at fair value. The fair value of due to and from related parties is not determinable due to its related party nature. Based on borrowing rates available to us, the fair value of our mortgage loans payable including properties held for sale as of December 31, 2007 and 2006 was $71,255,000 and $38,992,000, respectively.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Comprehensive Income

We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from unit holders’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Per Unit Data

We report earnings per unit pursuant to SFAS No. 128, Earnings Per Unit. Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of units outstanding during the period. Diluted earnings per unit are computed based on the weighted-average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities during the years ended December 31, 2007, 2006 and 2005.

Total net (loss) income per unit is calculated as follows:

	Years Ended December 31,
	2007	2006	2005

(Loss) income from continuing operations	$(7,408,000)	$(3,130,000)	$858,000
Total income from discontinued operations	8,237,000	3,511,000	6,055,000

Net income	$829,000	$381,000	$6,913,000

Net (loss) income per unit — basic and diluted:
Continuing operations — basic and diluted	$(743.03)	$(313.75)	$85.80
Discontinued operations — basic and diluted	826.18	351.94	605.50

Total net income per unit — basic and diluted	$83.15	$38.19	$691.30

Weighted-average number of units outstanding — basic and diluted	9,970	9,976	10,000

Segment Disclosure

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the years ended December 31, 2007, 2006 and 2005.

Minority Interests

A minority interest relates to the interest in the consolidated entities that are not wholly-owned by us.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on our consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we will not be electing to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued revised Statement No. 141, Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact of SFAS No. 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments in Real Estate

Operating Properties

Our investment in our consolidated properties consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006

Buildings and tenant improvements	$64,710,000	$23,927,000
Land	12,627,000	5,839,000

	77,337,000	29,766,000
Less: accumulated depreciation	(2,740,000)	(911,000)

	$74,597,000	$28,855,000

Depreciation expense was $1,916,000, $510,000, and $219,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Acquisitions and Dispositions

Pursuant to our Operating Agreement and Management Agreement, our manager or its affiliate is entitled to a property acquisition fee or property disposition fee in connection with our acquisition or disposition, as applicable, of properties. Certain acquisition and disposition fees paid to Realty were passed through to our manager pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Acquisitions in 2007

Consolidated Properties

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we acquired Four Resource Square, located in Charlotte, North Carolina for a contract purchase price of $23,200,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a $23,000,000 secured loan from RAIT Partnership, L.P. We paid an acquisition fee of $464,000, or 2.0% of the contract purchase price, to Realty and its affiliates.

The Sevens Building — St. Louis, Missouri

On October 25, 2007, we acquired The Sevens Building property, located in St. Louis, Missouri for a contract purchase price of $28,250,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with an initial advance of $21,000,000 from a $23,500,000 secured loan from General Electric Capital Corporation, or GE Capital; $4,725,000 from an unsecured loan with NNN Realty Advisors, Inc., an affiliate of our Manger; and $3,884,000 from available cash from operations. An acquisition fee of $847,500, or 3.0% of the contract purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to Realty and its affiliates.

Potential Property Acquisitions

We are currently considering other potential property acquisitions. The decision to acquire one or more of these properties will generally depend upon the following conditions, among others:

•	receipt of a satisfactory environmental survey and property appraisal for each property;

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	no material adverse change occurring in the properties, the tenants or in the local economic conditions; and

•	receipt of sufficient financing.

There can be no assurance that any or all of the conditions will be satisfied.

Dispositions in 2007

Consolidated Properties

Interwood — Houston, Texas

On March 14, 2007, we sold the Interwood property, located in Houston, Texas, to NNN 4101 Interwood LLC, an entity also managed by our manager, for a contract sales price of $11,000,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair to us from a financial point of view. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the contract sale price.

Daniels Road land parcel — Heber City, Utah

On March 30, 2007, we sold the Daniels Road land parcel, located in Heber City, Utah, to an unaffiliated third party for a contract sales price of $1,259,000, excluding closing costs. Our net cash proceeds were $1,193,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $457,000. A real estate commission of approximately $63,000, or 5.0% of the contract sales price, was paid to an unaffiliated broker in connection with the sale.

Woodside — Beaverton, Oregon

On December 13, 2007, we sold the Woodside property, located in Beaverton, Oregon, to NNN Woodside LLC, an entity also managed by our manager, for a contract sales price of $31,700,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair from a financial point of view to us. Our net cash proceeds were $11,257,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. The sale resulted in a gain of approximately $6,568,000. On December 13, 2007, we repaid all outstanding principal and accrued interest, in the amount of $4,736,000, on an unsecured promissory note issued to NNN Realty Advisors, Inc., from the net cash proceeds received from the disposition of the Woodside property. In connection with the sale, Realty or its affiliate was paid a disposition fee of $317,000, or 1.0% of the contract sales price.

Acquisitions in 2006

Consolidated Properties

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we acquired a 96.9% interest in the 901 Civic Center Drive Building, located in Santa Ana, California, for a total contract purchase price of $14,700,000, excluding closing costs, from an unaffiliated third party. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Realty was paid an acquisition fee of $300,000, or approximately 2.0% of the contract purchase price. A real estate commission of $147,000, or 1.0% of the contract purchase price, was paid to an unaffiliated broker.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tiffany Square — Colorado Springs, Colorado

On November 15, 2006, we acquired the Tiffany Square property, located in Colorado Springs, Colorado, for a contract purchase price of $11,052,000, excluding closing costs. The property was purchased through a foreclosure sale from an unaffiliated third party lender. Prior to the property being foreclosed upon, our manager had managed the property pursuant to a sub-management agreement with the TMP Group, Inc., the sponsor of TMP Tiffany Square LP, the entity that owned the property before it went into foreclosure. Mr. Thompson was a 50% shareholder of the TMP Group, Inc. We did not incur an acquisition fee for this transaction.

Unconsolidated Properties

Chase Tower — Austin, Texas

On July 3, 2006, we acquired a 14.8% interest in Chase Tower, located in Austin, Texas, for a contract purchase price of $10,279,000, excluding closing costs, from NNN Chase Tower, LLC, an entity also managed by our manager,. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our manager, NNN Chase Tower, LLC, and an unaffiliated third party. We financed the purchase price of the property with an $8,100,000 secured loan from MMA Realty Capital LLC. We did not incur an acquisition fee for this acquisition.

Dispositions in 2006

Consolidated Properties

Oakey Building — Las Vegas, Nevada

On January 24, 2006, we sold the Oakey Building property, located in Las Vegas, Nevada, of which we owned 75.4%, to an unaffiliated third party for a contract sales price of $22,250,000, excluding closing costs. The sale resulted in a gain of approximately $5,543,000. A rent guaranty of $1,424,000 was held in escrow; $1,401,000 was paid to the buyer on a monthly basis over time and we received approximately $23,000 back from this escrow deposit on January 3, 2007. The sale resulted in a gain of approximately $5,543,000. Realty was paid a property disposition fee of $500,000, or approximately 2.2% of the total contract sales price. Real estate commissions of $668,000, or approximately 3.0% of the total contract sales price, were paid to unaffiliated brokers.

3500 Maple — Dallas, Texas

On February 10, 2006, June 13, 2006, October 16, 2006 and October 31, 2006, we sold 14.0%, 21.5%, 53.7% and 9.8% respectively, of our interest in the 3500 Maple property, located in Dallas, Texas, to NNN 3500 Maple, LLC, an entity also managed by our manager, for a total contract sales price of $66,330,000, excluding closing costs. The sale resulted in a gain of approximately $1,173,000. In connection with our sale of the property, NNN 3500 Maple, LLC assumed $46,530,000 of the existing mortgage loan payable as part of the purchase consideration. Of the proceeds we received: (i) $11,207,000 was reimbursed to us for the mezzanine debt that we previously paid off; (ii) $1,032,000 was held by us as an amount payable to the 3500 Maple property; and (iii) an acquisition fee of $398,000, or 0.6% of the total contract sales price, was paid to Realty.

Acquisitions in 2005

Consolidated Properties

Interwood — Houston, Texas

On January 26, 2005, we acquired the Interwood property, located in Houston, Texas, for a contract purchase price of $8,000,000, excluding closing costs, from an unaffiliated third party. We financed the

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property with a $5,500,000 first mortgage from LaSalle Bank National Association, or LaSalle. Realty was paid an acquisition fee of $250,000, or approximately 3.1%, of the contract purchase price.

Woodside Corporate Park — Beaverton, Oregon

On September 30, 2005, we acquired five office buildings at Woodside Corporate Park, located in Beaverton, a suburb of Portland, Oregon, for a contract purchase price of $22,862,000, excluding closing costs, from an unaffiliated third party. The property was financed with a $15,915,000 mortgage loan from Wrightwood Capital Lender, LLC. Realty was paid an acquisition fee of $579,000, or approximately 2.5% of the contract purchase price.

Daniels Road land parcel — Heber City, Utah

On October 14, 2005, we acquired the Daniels Road land parcel, a 9.05 acre land parcel with three buildings, located in Heber City, Utah, for a purchase price of $731,000, from an unaffiliated third party. We did not incur an acquisition fee for this transaction.

3500 Maple — Dallas, Texas

On December 27, 2005, we acquired a 99.0% interest in 3500 Maple Avenue, located in Dallas, Texas, for a total contract purchase price of $66,500,000, excluding closing costs, from an unaffiliated third party. The purchase price of the property was financed with: (i) a $47,000,000 first mortgage loan from Wachovia Bank, National Association, or Wachovia, and (ii) a $11,320,000 mezzanine loan from Wachovia. We did not incur an acquisition fee for this transaction.

Dispositions in 2005

Consolidated Properties

Southwood Tower — Houston, Texas

On December 19, 2005, we sold the Southwood Tower property, located in Houston, Texas, to an unaffiliated third party, for a contract sales price of $9,373,000, excluding closing costs. Our cash proceeds were $7,493,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,402,000. Realty was paid a disposition fee of $94,000, or approximately 1.0% of the contract sales price. Real estate sales commissions of $375,000, or approximately 4.0% of the contract sales price, were paid to unaffiliated brokers.

As part of the sale of the Southwood Tower property, a leasing reserve escrow account was funded at the close of the sale with $1,148,000 which will pay for vacant space within the sold building for a period of five years. The purchaser will receive payments from this escrow account until such time as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements. We have accounted for this as an escrow deposit with offsetting deferred revenue. We have and will continue to recognize revenue upon the release of escrow funds to us.

Financial Plaza — Omaha, Nebraska

On April 13, 2005, we sold the Financial Plaza property, located in Omaha, Nebraska, to an unaffiliated third party for a contract sales price of $9,500,000, excluding closing costs. In connection with the sale, the buyer assumed a first mortgage note of $4,110,000 due to American Express Certificate Company. We also received a note receivable secured by the property for $2,300,000. Our proceeds after closing costs and the note receivable were $2,327,000. The sale resulted in a gain of approximately $3,015,000. Realty was paid a disposition fee of $475,000, or 5.0% of the contract sales price.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Satellite Place — Atlanta, Georgia

On February 24, 2005, we sold the Satellite Place property, located in Atlanta, Georgia, to NNN Satellite 1100 & 2000, LLC, an entity also managed by our manager, for a contract sales price of $19,410,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent third party as to the fairness of the transaction to us. In connection with the sale, the first mortgage note of $11,000,000, plus accrued interest, was repaid to LaSalle. Our proceeds from this sale were $7,727,000 after closing costs. The sale resulted in a gain of approximately $385,000. We did not incur a disposition fee for this transaction.

Unconsolidated Properties

Emerald Plaza Building — San Diego, California

On November 10, 2005, our manager sold the Emerald Plaza Building located in San Diego, California, of which we owned a 4.6% interest, to an unaffiliated third party for a total contract sales price of $123,634,000, excluding closing costs. Our cash proceeds were $2,405,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $988,000. Realty was paid a total property disposition fee of $2,250,000, or approximately 1.8% of the total sales price, of which we paid $104,000, or approximately 0.08% of the total contract sales price. Real estate sales commissions of $700,000, or approximately 0.6% of the total contract sales price, were paid to unaffiliated brokers. In conjunction with the sale, all related party notes payable due to our manager and its affiliate were paid in full.

801 K Street — Sacramento, California

On August 26, 2005, our manager sold the 801 K Street property located in Sacramento, California, of which we owned an 18.3% interest, to an unaffiliated third party for a total contract sales price of $79,350,000, excluding closing costs. Our cash proceeds were $7,244,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,079,000. Realty was paid a total property disposition fee of $2,550,000, or approximately 3.2% of the total sales price, of which we paid $467,000, or approximately 0.59% of the total contract sales price. Sales commission of $555,000, or approximately 0.7% of the total contract sales price, was paid to unaffiliated brokers. In conjunction with the sale, all related party notes due to our manager and its affiliate were paid in full.

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of December 31, 2007 and 2006:

		Ownership	December 31
Description	Location	Percentage	2007	2006

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,232,000	$2,528,000
Chase Tower	Austin, TX	14.8%	1,328,000	2,108,000
Executive Center II & III	Dallas, TX	41.1%	2,180,000	2,662,000

Total			$5,740,000	$7,298,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information about our unconsolidated real estate is as follows:

	December 31,
	2007	2006

Balance Sheet Data:
Assets (primarily real estate)	$165,434,000	$170,089,000

Mortgage loans and other debt payable	$114,244,000	$107,621,000
Other liabilities	17,040,000	19,434,000
Equity	34,150,000	43,034,000

Total liabilities and equity	$165,434,000	$170,089,000

Our share of equity	$5,740,000	$7,298,000

	Years Ended December 31,
	2007	2006	2005

Revenues	$24,385,000	$18,512,000	$27,401,000
Rental and other expenses	32,198,000	22,821,000	29,168,000

Net loss	$(7,813,000)	$(4,309,000)	$(1,767,000)

Our equity in losses	$(1,421,000)	$(1,173,000)	$(557,000)

Gain on sale of unconsolidated real estate	$—	$34,000	$3,067,000

Equity in (losses) earnings and gain on sale of unconsolidated real estate	$(1,421,000)	$(1,139,000)	$2,510,000

4.	Marketable Equity Securities

The historical cost and estimated fair value of our investments in available-for-sale marketable equity securities are as follows:

	Historical	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2007
Equity securities	$1,700,000	$—	$(646,000)	$1,054,000

Sales of equity securities resulted in realized gains of $336,000, $156,000 and $387,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Sales of equity securities resulted in realized losses of $324,000, $22,000 and $43,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	December 31,
	2007	2006

In place leases, above market leases and tenant relationships, net of accumulated amortization of $2,450,000 and $883,000 as of December 31, 2007 and 2006, respectively (with a weighted-average life of 45 months, 58 months and 96 months for in-place leases, above market leases and tenant relationships, respectively, as of December 31, 2007 and a weighted-average life of 62 months, 73 months and 121 months for in-place leases, above market leases and tenant relationships, respectively, as of December 31, 2006)	$8,848,000	$4,325,000

Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2007, 2006 and 2005 was $1,700,000, $531,000 and $176,000, respectively.

Estimated amortization expense of the identified intangible assets as of December 31, 2007 for each of the five succeeding fiscal years is as follows:

Year	Amount

2008	$2,081,000
2009	1,577,000
2010	1,298,000
2011	1,121,000
2012	995,000
Thereafter	1,776,000

6.	Other Assets

Other assets consisted of the following:

	December 31,
	2007	2006

Deferred rent receivable	$1,274,000	$226,000
Deferred financing costs, net of accumulated amortization of $542,000 and $127,000 as of December 31, 2007 and 2006, respectively	980,000	153,000
Lease commissions, net of accumulated amortization of $186,000 and $27,000 as of December 31, 2007 and 2006, respectively	1,362,000	805,000
Lease inducements, net of accumulated amortization of $321,000 and $0 as of December 31, 2007 and 2006, respectively	1,605,000	—
Prepaid expenses, deposits and other	—	6,000

Total other assets	$5,221,000	$1,190,000

7.	Notes Receivable

On April 13, 2005, we received a note receivable for $2,300,000 from the sale of the Financial Plaza property. On February 6, 2006, we executed a new note with the buyer of the Financial Plaza property, or the Modified Note. In conjunction with executing the Modified Note, $120,000 of interest receivable on the original note was converted to principal; therefore the Modified Note’s principal balance as of December 31, 2006 was $2,420,000. The Modified Note was secured by the property and bore interest at a fixed rate of 8.00% per annum. The Modified Note was personally guaranteed by the buyer of the Financial Plaza property. On August 27, 2007, the buyer of the Financial Plaza property repaid us all outstanding principal and accrued interest due under the Modified Note.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans payables, including properties held for sale, of $71,682,000 and $37,186,000 as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the effective interest rates on mortgage loans payable ranged from 5.95% to 10.0% per annum and 7.60% to 13.35% per annum, respectively, and the weighted-average effective interest rate was 7.19% and 8.72% per annum, respectively. The loans mature at various dates through October 2010. As of December 31, 2007, none of our mortgage loans payable has monthly principal payments.

The composition of our aggregate mortgage loans payable balances as of December 31, 2007 and 2006 were as follows:

	Total Mortgage Loans Payable		Weighted-Average
	as of		Interest Rate as of
	December 31,		December 31,
	2007	2006	2007	2006

Mortgage loans payable	$71,682,000	$37,186,000	7.19%	8.72%
Fixed rate and variable rate:
Fixed rate	$26,000,000	$5,000,000	6.73%	10.00%
Variable rate	$45,682,000	$32,186,000	7.45%	8.52%

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2007, we were in compliance with such covenants on all our mortgage loans except for the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratios, under the secured loan agreement for 901 Civic Center.

As previously disclosed in our September 30, 2007 Quarterly Report on Form 10-Q, LaSalle Bank National Association, the lender for our secured loan on our 901 Civic Center property has waived the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratio, requirements for the quarters ended September 30, 2007 and December 31, 2007. The outstanding principal balance of the mortgage loan was $10,927,000 as of December 31, 2007. We currently anticipate that we will not be in compliance with the Minimum Debt Service Coverage Ratio requirements for the quarter ending March 31, 2008. If we are unable to obtain a waiver from the lender for our non-compliance or pay down the loan by the amount required to comply with the applicable Minimum Debt Service Coverage Ratio, the lender may declare us in default of the loan agreement. An event of default could result in a material adverse affect on our operating activities and cash flow by: (i) allowing the lender to declare the entire principal balance of the loan as of March 31, 2008 of $11,157,000 and all accrued interest immediately due and payable; (ii) allowing the lender to foreclose on the property; (iii) allowing the lender to seize the income generated by the property; (iv) reducing our current and long-term liquidity; (v) hindering our ability to negotiate future loan transactions on favorable terms; or (vi) affecting our ability to pay distributions or reducing the amount of distributions paid to our unit holders.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows:

Year	Amount

2008	$15,926,000
2009	13,225,000
2010	42,531,000

Total	$71,682,000

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the years ended December 31, 2007 and 2006, we borrowed $999,000 and $0, respectively, and repaid $999,000 and $0, respectively, on margin. As of December 31, 2007 and 2006, we had no margin liabilities outstanding. We have complied with Merrill Lynch’s margin lending policy for the years ended December 31, 2007 and 2006.

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in our consolidated balance sheets and are measured at fair value in accordance with SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our consolidated statement of operations and comprehensive income in the period of change.

The following table lists the derivative financial instrument held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(33,000)	SWAP	05/12/2008

We recorded $5,000 as a deduction and $40,000 as an addition to interest expense, related to the change in the swap fair value, for the year ended December 31, 2007 and 2006, respectively. The fair value of the derivative was $(38,000) as of December 31, 2006.

10.	Minority Interests

A minority interest relates to the interest in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownerships interests that are not wholly-owned by us as of December 31, 2007:

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

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. On March 9, 2006, we repurchased 30 Class B units for $134,000, which approximated the net proceeds we originally received (after offering costs) from the original issuance. As of December 31, 2006, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; then distributed pro rata to all unit holders in accordance with their membership interests until all capital contributions are reduced to zero; and lastly, in accordance with the distributions as outlined above in the Cash from Operations.

During the years ended December 31, 2007, 2006 and 2005, distributions of $411, $602, and $352 per unit were declared, aggregating approximately $4,090,000, $5,997,000, and $3,493,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

12.	Future Minimum Rent

Rental Income

We have operating leases with tenants that expire at various dates through 2017 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2007, are summarized as follows:

Year Ending	Amount

2008	$8,428,000
2009	7,533,000
2010	6,496,000
2011	5,570,000
2012	4,024,000
Thereafter	3,054,000

Total	$35,105,000

A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2007, 2006 and 2005, the amount of contingent rent earned by us was not significant.

13.	Related Party Transactions

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and the Management Agreement. While we have no employees, certain employees of our manager provide services in connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2007, 2006 and 2005, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2007, 2006 and 2005, we incurred Realty management fees of $403,000, $596,000, and $268,000, respectively.

Real Estate Acquisition Fees

We pay Realty a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the years ended December 31, 2007, 2006 and 2005, we incurred acquisitions fees to Realty or its affiliate in the amount of $1,312,000, $300,000, and $829,000, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the years ended December 31, 2007, 2006 and 2005, we incurred real estate disposition fees to Realty in the amount of $482,000, $500,000, and $569,000, respectively, for real estate disposition fees.

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2007, 2006 and 2005, we incurred lease commissions to Realty of $856,000, $947,000, and $747,000, respectively.

Accounting Fees

Our manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our manager of $50,000, $57,000, and $43,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For, the years ended December 31, 2007, 2006 and 2005, we incurred construction fees to Realty in the amount of $13,000, $0, and $173,000, respectively.

Loan Fees

We pay Realty or its affiliate a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. For the years ended December 31, 2007, 2006 and 2005, $118,000, $0, $107,000, respectively, was incurred to Realty for loan fees.

Acquisition Fees

We pay our manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4.0% of the funds raised in the Private Placement. We did not incur any acquisition fees for the years ended December 31, 2007, 2006 and 2005.

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our manager or agreed to be borne directly by our manager as discussed above.

Related Party Financing

On January 4, 2007, we entered into a 365-day unsecured loan with our manager, as evidenced by a promissory note, in the principal amount of $250,000. The unsecured loan had a fixed rate interest of 6.86% per annum and required monthly interest-only payments beginning on February 1, 2007, for the term of the unsecured loan. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors,

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as evidenced by a promissory note, in the principal amount of $200,000. The unsecured loan had a fixed rate interest of 8.86% per annum and required monthly interest-only payments beginning on February 1, 2007 for the term of the unsecured loan. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note in the principal amount of $800,000. The unsecured loan had a fixed rate interest of 9.00% per annum and required monthly interest-only payments beginning on February 1, 2007, for the term of the unsecured loan. These loans were obtained to be used for general operations. Since we obtained these loans from our manager, and NNN Realty Advisors, these unsecured loans are deemed related party loans. The terms of the unsecured loans were deemed fair, competitive and commercially reasonable and approved by our chief executive officer. On February 16, 2007, we repaid the entire balance of these loans along with all accrued interest.

On October 24, 2007, in anticipation of our acquisition of The Sevens Building, we entered into an unsecured loan with NNN Realty Advisors, as evidenced by an unsecured promissory note in the principal amount of $4,725,000. The unsecured promissory note had a maturity date of January 22, 2008, bore interest at a fixed rate of 6.72% per annum and required monthly interest-only payments beginning November 1, 2007. The unsecured promissory note also provided for a default interest rate of 8.72% per annum. The terms of the unsecured promissory note were deemed fair, competitive and commercially reasonable and approved by our chief executive officer. On December 13, 2007 we repaid the entire balance of this loan along with all accrued interest.

Unconsolidated Debt Due to Related Parties

Our properties may obtain secured or unsecured debt financing through one or more related parties, including our manager or its affiliates.

The following unconsolidated property has outstanding unsecured notes due to our manager and its affiliate as of December 31, 2007 and December 31, 2006. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

		Amount of Loan	NNN 2003
		as of	Value Fund,
	Ownership	December 31,	LLC’s Portion
Property/Issue Date	Percentage	2007 and 2006	of Debt

Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

14.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff has requested information from our manager relating to disclosure in public and private securities offerings sponsored by our manager and its affiliates, or the Triple Net securities offerings (including our offering). The SEC Staff has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our manager that, if obtained, could harm our manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders. The matters that are the subject of this investigation could also give rise to claims against our manager by investors in its existing real estate investment programs which could adversely affect our manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.

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

Litigation

Neither we or any of our properties are presently subject to any material litigation or, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $114,244,000 and $107,621,000 as of December 31, 2007 and 2006, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,049,000 and $17,912,000 as of December 31, 2007 and 2006, respectively.

		As of December 31,
		2007		2006
			NNN 2003		NNN 2003
		Mortgage Loans	Value Fund,	Mortgage Loans	Value Fund,
	Ownership	Payable and Other	LLC’s portion	Payable and Other	LLC’s portion
Property	Percentage	Debt Balance	of Debt	Debt Balance	of Debt

Enterprise Technology Center	8.5%	$34,263,000	$2,912,000	$34,943,000	$2,970,000
Chase Tower	14.8%	63,633,000	9,418,000	56,764,000	8,401,000
Executive Center II & III	41.1%	16,348,000	6,719,000	15,914,000	6,541,000

Total		$114,244,000	$19,049,000	$107,621,000	$17,912,000

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2007 and 2006, we were in compliance with all such covenants.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net income (loss) and the net gain on dispositions of operating properties sold as of December 31, 2007 or classified as held for sale as of December 31, 2007 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2007, 2006 and 2005 discontinued operations included the net income (loss) of five properties sold as of December 31, 2007. No properties were classified as held for sale as of December 31, 2007.

Property	Date Purchased	Date Designated for Sale	Date Sold

Woodside	September 30, 2005	October 19, 2007	December 13, 2007
Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007
3500 Maple Building	December 27, 2005	December 27, 2005	14.0% sold on February 10, 2006 21.5% sold on June 13, 2006 53.7% sold on October 16, 2006 9.8% sold on October 31, 2006
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006
Southwood Tower	October 27, 2004	June 1, 2005	December 19, 2005
Financial Plaza	October 29, 2004	January 15, 2005	April 13, 2005
Satellite Place	November 29, 2004	December 17, 2004	February 24, 2005

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the income (loss) and expense components that comprised discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Rental income	$1,981,000	$10,756,000	$5,244,000
Rental expense	(1,085,000)	(5,891,000)	(2,309,000)
Depreciation and amortization	(730,000)	(1,927,000)	(1,324,000)

Income before other expense	166,000	2,938,000	1,611,000
Interest expense (including amortization of deferred financing costs)	(1,631,000)	(5,042,000)	(1,194,000)
Minority interests	—	(1,441,000)	(164,000)

(Loss) income from discontinued operations — properties held for sale, net	(1,465,000)	(3,545,000)	253,000
Gain on sale of real estate including minority interest on sale of real estate	9,702,000	7,056,000	5,802,000

Total income from discontinued operations	$8,237,000	$3,511,000	$6,055,000

A summary of the properties held for sale balance sheet information is as follows:

	December 31,
	2007	2006

Operating properties, net of accumulated amortization of $0 and $1,096,000, as of December 31, 2007 and 2006, respectively	$—	$26,899,000

Identified intangible assets, net of accumulated amortization of $0 and $1,046,000 as of December 31, 2007 and 2006, respectively	—	2,306,000
Lease commissions, net of accumulated amortization of $0 and $25,000 as of December 31, 2007 and 2006, respectively	—	258,000
Loan fees, net of accumulated amortization of $0 and $278,000 as of December 31, 2007 and 2006, respectively	—	194,000
Other assets	—	286,000

Total other assets	—	3,044,000

Total Assets	$—	$29,943,000

Mortgage loans payable	$—	$21,636,000
Security deposits, prepaid rent, and other liabilities	—	366,000

Total Liabilities	$—	$22,002,000

Minority interests	$—	$—

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Revenue	$2,547,000	$1,561,000	$1,600,000	$1,316,000
Expense	2,989,000	2,359,000	2,066,000	1,952,000

Loss before other expense and discontinued operations	(442,000)	(798,000)	(466,000)	(636,000)
Other expense	(1,340,000)	(1,331,000)	(576,000)	(549,000)
Equity in losses of unconsolidated real estate	(319,000)	(532,000)	(280,000)	(290,000)
Minority interests	15,000	48,000	8,000	80,000

Loss from continuing operations	(2,086,000)	(2,613,000)	(1,314,000)	(1,395,000)
Discontinued operations	6,409,000	(241,000)	(592,000)	2,661,000

Net income (loss)	$4,323,000	$(2,854,000)	$(1,906,000)	$1,266,000

(Losses) earnings per unit — basic and diluted
Continuing operations	$(209.22)	$(262.09)	$(131.80)	$(139.92)
Discontinued operations	642.83	(24.17)	(59.38)	266.90

Total earnings (losses) per unit — basic and diluted	$433.61	$(286.26)	$(191.18)	$126.98

Weighted-average number of units	9,970	9,970	9,970	9,970

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Revenue	$738,000	$574,000	$481,000	$204,000
Expense	1,151,000	1,061,000	725,000	499,000

Loss before other (expense) income and discontinued operations	(413,000)	(487,000)	(244,000)	(295,000)
Other expense	(259,000)	(378,000)	(104,000)	170,000
Equity in (losses) earnings and gain on sale of unconsolidated real estate	(385,000)	(345,000)	(774,000)	365,000
Minority interests	5,000	12,000	7,000	(5,000)

(Loss) income from continuing operations	(1,052,000)	(1,198,000)	(1,115,000)	235,000
Discontinued operations	291,000	(813,000)	846,000	3,187,000

Net (loss) income	$(761,000)	$(2,011,000)	$(269,000)	$3,422,000

(Losses) earnings per unit — basic and diluted
Continuing operations	$(105.52)	$(120.17)	$(111.83)	$23.52
Discontinued operations	29.19	(81.54)	84.85	318.92

Total (losses) earnings per unit — basic and diluted	$(76.33)	$(201.71)	$(26.98)	$342.44

Weighted-average number of units	9,970	9,970	9,970	9,993

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Business Combinations

During the year ended December 31, 2007, we completed the acquisition of two consolidated office properties, thereby adding a total of 349,000 square feet of GLA to our consolidated property portfolio. The aggregate purchase price including closing costs of the properties was $52,698,000, of which $44,000,000 was financed with mortgage debt. Our results of operations include the combined results of Four Resource Square from March 7, 2007 (date of acquisition) through December 31, 2007 and The Sevens Building from October 25, 2007 (date of acquisition) through December 31, 2007.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships; on the acquisition of Four Resources and The Sevens Building, we also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Four Resource Square	The Sevens Building	Total

Land	$1,668,000	$5,119,000	$6,787,000
Building and improvements	19,357,000	20,487,000	39,844,000
Above market leases	—	30,000	30,000
In place leases	1,034,000	1,700,000	2,734,000
Tenant relationships	1,592,000	1,941,000	3,533,000

Net assets acquired	$23,651,000	$29,277,000	$52,928,000

Below market leases	(145,000)	(85,000)	(230,000)

Net liabilities assumed	$(145,000)	$(85,000)	$(230,000)

In addition, we sold two consolidated properties during the year ended 2007 and sold one land parcel as discussed in Note 3, Investments in Real Estate.

During the year ended December 31, 2006, we completed the acquisition of two consolidated office properties, thereby adding a total of 283,000 square feet of GLA to our consolidated property portfolio. The aggregate purchase price including closing costs of the properties was $26,458,000, of which $0 was financed with mortgage debt. Our results of operations include the combined results of 901 Civic Center Drive from April 24, 2006 (date of acquisition) through December 31, 2006 and Tiffany Square from November 15, 2006 (date of acquisition) through December 31, 2006.

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

Assuming all of the 2007 and 2006 acquisitions and dispositions had occurred on January 1, 2006, pro forma revenues, net loss and net loss per basic and diluted unit would have been $11,103,000, $(8,845,000) and $(887.16), respectively, for the year ended December 31, 2007; and $10,674,000, $(7,200,000) and $(721.73), respectively, for the year ended December 31, 2006. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events

Rental Income

On January 25, 2008, the property manager of our Tiffany Square property located in Colorado Springs, Colorado, was notified by PRC, LLC, or PRC, Tiffany Square’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC is a party to a lease agreement that terminates on May 31, 2013. As of December 31, 2007, PRC represents 69.2% of the Tiffany Square property’s rental revenue and 9.6% of the total rental revenue of NNN 2003 Value Fund, LLC.

PRC has reiterated to our property manager that its filing for protection under Chapter 11 is for reorganization, and not liquidation, and it is still conducting business. Pursuant to sections 365(b)(2) and 365(e)(1) of the Bankruptcy Code, the act of filing for bankruptcy does not constitute a remediable default under a lease agreement. As of March 31, 2008, PRC has made all payments due under its lease agreement. In the event of a company’s default for non-payment under a lease, the Bankruptcy Code generally limits creditors to pursue monetary damages under the Bankruptcy Code’s distribution scheme. In such a case, to recover possession of their leased space, creditors generally must first obtain relief from the bankruptcy court before exercising their rights under state law.

Mortgage Loans Payable and Other Debt

Executive Center

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at the Executive Center property extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of December 31, 2007.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

901 Civic Center

As previously disclosed in our September 30, 2007 Quarterly Report on Form 10-Q, LaSalle Bank National Association, the lender for our secured loan on our 901 Civic Center property has waived the imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratio, requirements for the quarters ended September 30, 2007 and December 31, 2007. The outstanding principal balance of the mortgage loan was $10,927,000 as of December 31, 2007. We currently anticipate that we will not be in compliance with the Minimum Debt Service Coverage Ratio requirements for the quarter ending March 31, 2008. If we are unable to obtain a waiver from the lender for our non-compliance or pay down the loan by the amount required to comply with the applicable Minimum Debt Service Coverage Ratio, the lender may declare us in default of the loan agreement. An event of default could result in a material adverse affect on our operating activities and cash flow by: (i) allowing the lender to declare the entire principal balance of the loan as of March 31, 2008 of $11,157,000 and all accrued interest immediately due and payable; (ii) allowing the lender to foreclose on the property; (iii) allowing the lender to seize the income generated by the property; (iv) reducing our current and long-term liquidity; (v) hindering our ability to negotiate future loan transactions on favorable terms; or (vi) affecting our ability to pay distributions or reducing the amount of distributions paid to our unit holders.

NNN 2003 VALUE FUND, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	End of
	Period	Expenses	account)	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2007 — Allowance for doubtful accounts	$—	$228,000	$—	$228,000
Year Ended December 31, 2006 — Allowance for doubtful accounts	$2,000	$—	$(2,000)	$—
Year Ended December 31, 2005 — Allowance for doubtful accounts	$59,000	$14,000	$(71,000)	$2,000

NNN 2003 VALUE FUND, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

										Maximum Life
										on Which
										Depreciation in
	Initial Costs to Company			Gross Amount at Which Carried at Close of Period						Latest Income
			Buildings and		Buildings and		Accumulated	Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Total(a)(b)	Depreciation(c)	Constructed	Acquired	Computed

Executive Center I (Office), Dallas, TX	$5,000,000	$2,190,000	$4,213,000	$2,190,000	$4,616,000	$6,806,000	$(857,000)	1983	29-Dec-03	39 years
901 Civic Center (Office), Santa Ana, CA	10,926,000	2,094,000	11,284,000	2,094,000	11,742,000	13,836,000	(574,000)	1985	24-Apr-06	39 years
Tiffany Square (Office), Colorado Springs, CO	13,225,000	1,555,000	8,026,000	1,555,000	8,161,000	9,716,000	(371,000)	1983	15-Nov-06	39 years
Four Resource Square (Office), Charlotte, NC	21,531,000	1,668,000	19,357,000	1,668,000	19,682,000	21,350,000	(814,000)	2000	7-Mar-07	39 years
The Sevens Building (Office), St. Louis, MO	21,000,000	5,119,000	20,487,000	5,119,000	20,510,000	25,629,000	(124,000)	1971	25-Oct-07	39 years

Total	$71,682,000	$12,626,000	$63,367,000	$12,626,000	$64,711,000	$77,337,000	$(2,740,000)

(a) For federal income tax purposes, the aggregate cost of our 5 consolidated properties as of December 31, 2007 is $93,001,000.

(b) The changes in total real estate for the year ended December 31, 2007 are as follows:

2007

Balance as of December 31, 2006	$57,760,000
Acquisitions	46,631,000
Additions	2,034,000
Disposals	(29,088,000)

Balance as of December 31, 2007	$77,337,000

(c) The changes in accumulated depreciation for the year ended December 31, 2007 are as follows:

2007

Balance as of December 31, 2006	$2,006,000
Additions	2,296,000
Disposals	(1,562,000)

Balance as of December 31, 2007	$2,740,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC (Registrant)

By	/s/ Richard T. Hutton, Jr. Richard T. Hutton, Jr.	Chief Executive Officer (principal executive officer)

Date	March 31, 2008

By	/s/ Francene LaPoint Francene LaPoint	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC (principal financial officer)

Date	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Richard T. Hutton, Jr. Richard T. Hutton, Jr.	Chief Executive Officer (principal executive officer)

Date	March 31, 2008

By	/s/ Francene LaPoint Francene LaPoint	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC (principal financial officer)

Date	March 31, 2008

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.6	Contract of Sale by and between G&I III Resource Square, LLC, and Triple Net Properties, LLC, dated January 9, 2007, (included as Exhibit 10.1 to our Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.7	Assignment of Contract by and between Triple Net Properties, LLC, and NNN VF Four Resource Square, LLC, dated February 15, 2007, (included as Exhibit 10.2 to our Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.8	First Amendment to Contract of Sale by and between G&I III Resource Square, LLC, and Triple Net Properties, LLC, dated February 20, 2007, (included as Exhibit 10.3 to our Form 8-K filed on February 22, 2007 and incorporated herein by reference).
10.9	Deed of Trust by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.1 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).
10.10	Loan and Security Agreement by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.2 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).
10.11	Promissory Note by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.3 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).
10.12	Pledge and Security Agreement by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.4 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).
10.13	Guaranty of Non-Recourse Carveouts by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.5 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).
10.14	Environmental Indemnity Agreement by and between NNN VF Tiffany Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.6 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).
10.15	Assignment of Rents and Leases by and between NNN VF Tiffany Square, LLC and RAIT Partnership, L.P., dated February 15, 2007, (included as Exhibit 10.7 to our Form 8-K/A filed on February 28, 2007 and incorporated herein by reference).

10.16	Deed of Trust, Security Agreement and Fixture Filing by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.4 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.17	Loan and Security Agreement by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.5 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.18	Promissory Note by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.6 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.19	Pledge and Security Agreement by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.7 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.20	Guaranty of Non-Recourse Carveouts by and between NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.8 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.21	Environmental Indemnity Agreement by and between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.9 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.22	Assignment of Licenses, Permits, Approvals and Miscellaneous Contracts by and between NNN VF Four Resource Square, LLC and RAIT Partnership, L.P., dated March 7, 2007, (included as Exhibit 10.10 to our Form 8-K filed on March 13, 2007 and incorporated herein by reference).
10.23	First Modification of Loan Documents by and between WCRT Seller LLC and NNN VF Woodside Corporate Park, LLC, executed on September 7, 2007 (included as Exhibit 10.1 to our Form 8-K filed September 13, 2007 and incorporated herein by reference).
10.24	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NNN VF Woodside Corporate Park, LLC and NNN Woodside, LLC, dated October 19, 2007 (included as Exhibit 10.1 to our Form 8-K filed October 24, 2007 and incorporated herein by reference).
10.25	Unsecured Promissory Note by NNN 2003 Value Fund, LLC in favor of NNN Realty Advisors, Inc., dated October 24, 2007 (included as Exhibit 10.1 to our Form 8-K filed October 30, 2007 and incorporated herein by reference).
10.26	Purchase and Sale Agreement by and between Sevens St. Louis L.L.C. and Triple Net Properties, LLC, dated September 19, 2007 (included as Exhibit 10.1 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.27	First Amendment to Purchase and Sale Agreement by and between Sevens St. Louis, LLC and Triple Net Properties, LLC, dated October 24, 2007 (included as Exhibit 10.2 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.28	Assignment and Assumption of Purchase and Sale Agreement by and between Triple Net Properties, LLC and NNN VF 7777 Bonhomme Avenue, LLC, dated October 25, 2007 (included as Exhibit 10.3 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.29	Loan Agreement between General Electric Capital Corporation and NNN VF 7777 Bonhomme Avenue, LLC, dated October 25, 2007 (included as Exhibit 10.4 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.30	Promissory Note by NNN VF 7777 Bonhomme Avenue, LLC in favor of General Electric Capital Corporation, dated October 25, 2007 (included as Exhibit 10.5 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.31	Deed of Trust, Security Agreement and Fixture Filing for the benefit of General Electric Capital Corporation, dated October 25, 2007 (included as Exhibit 10.6 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.32	Hazardous Materials Indemnity Agreement by NNN VF 7777 Bonhomme Avenue, LLC and NNN 2003 Value Fund, LLC for the benefit of General Electric Capital Corporation, dated October 25, 2007 (included as Exhibit 10.7 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).

10.33	Joinder Agreement by NNN 2003 Value Fund, LLC in favor of General Electric Capital Corporation, dated October 25, 2007 (included as Exhibit 10.8 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.34	Joinder Agreement by NNN Realty Advisors, Inc. in favor of General Electric Capital Corporation, dated October 25, 2007 (included as Exhibit 10.9 to our Form 8-K filed October 31, 2007 and incorporated herein by reference).
10.35	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions by and between NNN Woodside, LLC and NNN VF Woodside Corporate Park, LLC, dated December 3, 2007 (included as Exhibit 10.1 to our Form 8-K filed December 7, 2007 and incorporated herein by reference).
21.1*	Subsidiaries of NNN 2003 Value Fund, LLC.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.