Form 10-Q
period 2008-03-31
NNN 2003 VALUE FUND LLC
filed 2008-05-15
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of May 15, 2008, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Real estate investments:
Operating properties, net	$74,037,000	$74,597,000
Investments in unconsolidated real estate	5,753,000	5,740,000

	79,790,000	80,337,000
Cash and cash equivalents	6,606,000	8,208,000
Investment in marketable equity securities	1,023,000	1,054,000
Accounts receivable, net	741,000	434,000
Accounts receivable from related parties	603,000	594,000
Restricted cash	3,960,000	3,985,000
Identified intangible assets, net	8,198,000	8,848,000
Other assets, net	5,301,000	5,221,000

Total assets	$106,222,000	$108,681,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$72,242,000	$71,682,000
Accounts payable and accrued liabilities	3,800,000	4,009,000
Accounts payable due to related parties	254,000	240,000
Identified intangible liabilities, net	178,000	195,000
Security deposits, prepaid rent and other liabilities	981,000	1,008,000

Total liabilities	77,455,000	77,134,000

Commitments and contingencies (Note 13)

Minority interests	672,000	682,000
Unit holders’ equity	28,089,000	31,511,000
Accumulated other comprehensive income (loss)	6,000	(646,000)

Total unit holders’ equity	28,095,000	30,865,000

Total liabilities, minority interests and unit holders’ equity	$106,222,000	$108,681,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue:
Rental income	$2,932,000	$1,316,000

Expense:
Rental expense	1,675,000	864,000
General and administrative	452,000	499,000
Depreciation and amortization	1,362,000	589,000

Total expense	3,489,000	1,952,000

Loss before other income (expense) and discontinued operations	(557,000)	(636,000)

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,454,000)	(678,000)
Interest and dividend income	113,000	97,000
Other-than-temporary impairment of marketable equity securities	(683,000)	—
Equity in earnings (losses) of unconsolidated real estate	12,000	(290,000)
Other income	10,000	32,000

Loss before minority interests	(2,559,000)	(1,475,000)

Minority interests	9,000	80,000

Loss from continuing operations	(2,550,000)	(1,395,000)

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	—	3,134,000
Loss from discontinued operations	—	(473,000)

Total income from discontinued operations	—	2,661,000

Net (loss) income	$(2,550,000)	$1,266,000

Comprehensive income:
Net (loss) income	$(2,550,000)	$1,266,000
Recognition of previously unrealized loss on marketable equity securities	646,000	—
Unrealized gain (loss) on marketable equity securities arising during the period	6,000	(43,000)

Comprehensive (loss) income	$(1,898,000)	$1,223,000

Net (loss) income per unit:
Continuing operations — basic and diluted	$(255.77)	$(139.92)
Discontinued operations — basic and diluted	$—	$266.90

Total net (loss) income per unit — basic and diluted	$(255.77)	$126.98

Weighted average number of units outstanding — basic and diluted	9,970	9,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)

	Number
	of Units	Total

BALANCE — December 31, 2007	9,970	$30,865,000
Distributions	—	(872,000)
Net loss	—	(2,550,000)
Change in unrealized losses on marketable equity securities	—	652,000

BALANCE — March 31, 2008	9,970	$28,095,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,550,000)	$1,266,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate	—	(3,134,000)
Other-than-temporary impairment of marketable equity securities	683,000	—
Depreciation and amortization (including deferred financing costs, deferred rent and above market leases)	1,223,000	618,000
Equity in (earnings) losses of unconsolidated real estate	(12,000)	290,000
Minority interests	(9,000)	(80,000)
Allowance for doubtful accounts	112,000	(1,000)
Change in operating assets and liabilities:
Accounts receivable	(419,000)	188,000
Accounts receivable from related parties	(9,000)	4,000
Other assets	21,000	142,000
Accounts payable and accrued liabilities	5,000	(1,360,000)
Security deposits, prepaid rent and other liabilities	(27,000)	17,000

Net cash used in operating activities	(982,000)	(2,050,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate properties	—	(23,862,000)
Proceeds from sale of real estate operating properties	—	11,491,000
Distributions received from unconsolidated real estate	—	37,000
Capital expenditures	(319,000)	(129,000)
Purchase of marketable equity securities	—	(1,970,000)
Restricted cash	25,000	(3,262,000)

Net cash used in investing activities	(294,000)	(17,695,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable and other debt	560,000	34,434,000
Borrowings from related parties	—	1,250,000
Principal repayments on mortgage loans payable and other debt	—	(5,500,000)
Principal repayments on related party borrowings	—	(1,250,000)
Minority interests distributions	(1,000)	(23,000)
Payment of deferred financing costs	(13,000)	(698,000)
Distributions	(872,000)	(872,000)

Net cash (used in) provided by financing activities	(326,000)	27,341,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,602,000)	7,596,000
CASH AND CASH EQUIVALENTS - beginning of period	8,208,000	644,000

CASH AND CASH EQUIVALENTS - end of period	$6,606,000	$8,240,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,346,000	$990,000
Income taxes	$9,000	$2,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$74,000	$150,000
Accrual for deferred financing costs	$—	$5,000
The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties
Increase in investment operating properties:
Security deposits and prepaid rent	$—	$8,000
Other assets	$—	$403,000
Accrued expenses	$—	$39,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2008, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,140,000 square feet. As of March 31, 2008, 64.4% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

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

2.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying interim unaudited condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K, as filed with the SEC.

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

Investment in Marketable Equity Securities

Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. This portfolio is monitored at least quarterly for differences between the cost and estimated fair value of each security. If we determine that a decline in the value of an equity security is temporary, we record the change in other comprehensive (loss) income in unit holders’ equity. If the decline is believed to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may determine at that time that a decline in value is other-than-temporary at which time an other-than-temporary impairment would be recorded. As of March 31, 2008 and December 31, 2007, the fair value of our investment in marketable equity securities was $1,023,000 and $1,054,000, respectively. The fair value as of March 31, 2008 included unrealized gains of $6,000 and other-than-temporary impairment losses of $683,000. The fair value as of December 31, 2007 included unrealized losses of $646,000 and no other-than-temporary impairment losses.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Segments

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the quarters ended March 31, 2008 and 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (See Note 12 — Fair Value Measurement). We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated unit holders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact their adoption will have on our consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

3.	Investments in Real Estate

Operating Properties

Our consolidated properties consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Buildings and tenant improvements	$64,786,000	$64,710,000
Land	12,627,000	12,627,000

	77,413,000	77,337,000
Less: accumulated depreciation	(3,376,000)	(2,740,000)

	$74,037,000	$74,597,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Depreciation expense was $678,000 and $302,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Acquisitions During the Three Months Ended March 31, 2008

We did not have any property acquisitions during the three months ended March 31, 2008.

Dispositions During the Three Months Ended March 31, 2008

We did not have any property dispositions during the three months ended March 31, 2008.

Acquisitions During the Three Months Ended March 31, 2007

Consolidated Properties

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we acquired Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, for a contract purchase price of $23,200,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a $23,000,000 secured loan from RAIT Partnership, L.P. We paid an acquisition fee of $464,000, or 2.0% of the contract purchase price, to Realty and its affiliates.

Dispositions During the Three Months Ended March 31, 2007

Consolidated Properties

The Offices at Interwood — Houston, Texas

On March 14, 2007, we sold The Offices at Interwood, located in Houston, Texas, or the Interwood property, to NNN 4101 Interwood LLC, an entity also managed by our manager, for a contract sales price of $11,000,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair to us from a financial point of view. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the contract sale price.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of March 31, 2008 and December 31, 2007:

		Ownership	March 31,	December 31,
Description	Location	Percentage	2008	2007

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,241,000	$2,232,000
Chase Tower	Austin, TX	14.8%	1,323,000	1,328,000
Executive Center II & III	Dallas, TX	41.1%	2,189,000	2,180,000

			$5,753,000	$5,740,000

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	March 31,	December 31,
	2008	2007

Balance Sheet Data:
Assets (primarily real estate)	$164,957,000	$165,434,000

Mortgage loans payable and other debt	$115,017,000	$114,244,000
Other liabilities	15,720,000	17,040,000
Equity	34,220,000	34,150,000

Total liabilities and equity	$164,957,000	$165,434,000

Our share of equity	$5,753,000	$5,740,000

	Three Months Ended
	March 31,
	2008	2007

Revenues	$6,363,000	$6,109,000
Rental and other expenses	6,307,000	7,772,000

Net income (loss)	$56,000	$(1,663,000)

Our equity in earnings (losses) of unconsolidated real estate	$12,000	$(290,000)

4.	Marketable Equity Securities

The historical cost and estimated fair value of our investments in available-for-sale marketable equity securities are as follows:

	Historical	Gross Unrealized		Gross Realized		Estimated
	Cost	Gains	Losses	Gains	Losses	Fair Value

March 31, 2008
Marketable equity securities	$1,700,000	$6,000	$—	$—	$(683,000)	$1,023,000

There were no sales of marketable equity securities during the three months ended March 31, 2008 and 2007. However, we believed that a decline in the value of our marketable equity security investments was other-than-temporary and recorded losses of $683,000 to reflect the fair value of such securities as of March 31, 2008.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	March 31, 2008	December 31, 2007

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $2,953,000 and $2,450,000 as of March 31, 2008 and December 31, 2007, respectively (with a weighted average life of 45 months, 55 months, and 93 months for in-place leases, above market leases, and tenant relationships, respectively, as of March 31, 2008 and a weighted-average life of 45 months, 58 months, and 96 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2007)	$8,198,000	$8,848,000

Amortization expense recorded on the identified intangible assets was $650,000 and $273,000 for the three months ended March 31, 2008 and 2007, respectively, which included $21,000 and $18,000, respectively, of amortization recorded against rental income for above market leases.

6.	Other Assets

Other assets consisted of the following:

	March 31, 2008	December 31, 2007

Deferred rent receivable	$1,508,000	$1,274,000
Deferred financing costs, net of accumulated amortization of $687,000 and $542,000 as of March 31, 2008 and December 31, 2007, respectively	848,000	980,000
Lease commissions, net of accumulated amortization of $241,000 and $186,000 as of March 31, 2008 and December 31, 2007, respectively	1,327,000	1,362,000
Lease inducements, net of accumulated amortization of $395,000 and $321,000 as of March 31, 2008 and December 31, 2007, respectively	1,531,000	1,605,000
Prepaid expenses, deposits and other	87,000	—

	$5,301,000	$5,221,000

7.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans payable secured by our consolidated properties of $72,242,000 and $71,682,000 as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the effective interest rates on mortgage loans payable ranged from 4.95% to 11.12% per annum and 5.95% to 10.00% per annum, respectively, and the weighted-average effective interest rate was 6.62% and 7.19% per annum, respectively. The loans mature at various dates through October 2010 and require monthly interest-only payments.

The composition of our aggregate debt balances as of March 31, 2008 and December 31, 2007 were as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Mortgage loans payable	$72,242,000	$71,682,000	6.62%	7.19%
Fixed rate and variable rate:
Fixed rate	$26,000,000	$26,000,000	6.73%	6.73%
Variable rate	$46,242,000	$45,682,000	6.56%	7.45%

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at Executive Center, located in Dallas, Texas, or the Executive Center property, extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of March 31, 2008.

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of March 31, 2008, we were in compliance with such covenants on all our mortgage loans with the exception of our required imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratios, under the secured loan agreement for 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property. LaSalle Bank National Association, or LaSalle, the lender for our secured loan on the 901 Civic Center property, has waived the Minimum Debt Service Coverage Ratio requirements for the quarter ended March 31, 2008. As of March 31, 2008, the outstanding principal balance of the mortgage loan was $11,157,000. However, as a result of our non-compliance with the Minimum Debt Service Coverage Ratios, we anticipate that we will be required to pay down $1,319,000 on the secured mortgage loan in conjunction with the anticipated 12 month extension of the secured mortgage loan. See Note 18 - Subsequent Events for additional information.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. We had no borrowings or repayments for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, there were no margin liabilities outstanding.

8.	Derivative Financial Instruments

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

The following table lists the derivative financial instrument held by us as of March 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(52,000)	SWAP	05/12/2008

The following table lists the derivative financial instrument held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(33,000)	SWAP	05/12/2008

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We recorded $19,000 and $3,000 to interest expense, related to the change in the swap fair value, for the three months ended March 31, 2008 and 2007, respectively. The fair value of the derivative was $(52,000) and $(33,000) as of March 31, 2008 and December 31, 2007, respectively.

9.	Minority Interests

A minority interest relates to the interest in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownerships interests that are not wholly-owned by us as of March 31, 2008 and December 31, 2007:

Entity	Date Acquired	Minority Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

As of March 31, 2008, we have advanced a total of $1,347,000 to our 901 Civic Center property. We expect to receive repayment of these advances upon the eventual disposition of the property.

10.	Unit Holders’ Equity

Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of March 31, 2008 and December 31, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

During the three months ended March 31, 2008 and 2007, distributions of $88 per unit were declared, aggregating approximately $872,000 in distributions. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.	Related Party Transactions

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

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three months ended March 31, 2008 and 2007, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended March 31, 2008 and 2007, we incurred management fees to Realty of $132,000 and $81,000, respectively.

Real Estate Acquisition Fees

We pay Realty or its affiliate a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the three months ended March 31, 2008 and 2007, we incurred acquisitions fees to Realty or its affiliate in the amount of $0 and $464,000, respectively.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the three months ended March 31, 2008 and 2007, we incurred real estate disposition fees to Realty or its affiliate in the amount of $0 and $165,000, respectively.

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2008 and 2007, we incurred lease commissions to Realty of $55,000 and $117,000, respectively.

Accounting Fees

We pay our manager accounting fees for record keeping services provided to us. For the three months ended March 31, 2008 and 2007, we incurred accounting fees to our manager of $20,000 and $11,000, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. We did not incur any construction fees to Realty for the three months ended March 31, 2008 and 2007.

Loan Fees

We pay Realty or its affiliate a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. We did not incur any loan fees to Realty or its affiliate for the three months ended March 31, 2008 and 2007.

Acquisition Fees

We pay our manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4.0% of the funds raised in the Private Placement. We did not incur any acquisition fees for the three months ended March 31, 2008 and 2007.

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

The following unconsolidated properties have outstanding unsecured notes due to our manager and its affiliate as of March 31, 2008 and December 31, 2007. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

			NNN 2003 Value
	Ownership	Amount of	Fund, LLC’s
Property/Issue Date	Percentage	Loan	Portion of Debt

Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

12.	Fair Value Measurement

In accordance with the provisions of FSP SFAS No. 157-2, we have partially applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of available-for-sale marketable securities and interest rate swaps. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 were as follows:

		Other
	Observable	Observable	Unobservable
	Inputs	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale marketable equity securities	$1,023,000	$—	$—	$1,023,000

Total assets at fair value	$1,023,000	$—	$—	$1,023,000

Liabilities
Interest rate swaps	$—	$52,000	$—	$52,000

Total liabilities at fair value	$—	$52,000	$—	$52,000

The valuation of our available-for-sale marketable securities is based on quoted prices in active markets for identical securities.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.

13.	Commitments and Contingencies

Rental Income

On January 25, 2008, the property manager of Tiffany Square located in Colorado Springs, Colorado, or the Tiffany Square property, was notified by PRC, LLC, or PRC, Tiffany Square’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC is a party to a lease agreement that terminates on May 31, 2013. As of March 31, 2008, PRC represents 69.2% of the Tiffany Square property’s annualized rental revenue and 9.8% of the total annualized rental revenue of NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of March 31, 2008.

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

On May 6, 2008, we were notified by PRC that they had agreed to continue to lease the approximately 96,000 square foot space that they occupy at the Tiffany Square property under an amended lease, the terms of which have also been approved by the creditors of PRC, to be executed in June 2008. The terms of the proposed amended lease provide for a four year term ending May 31, 2012 that also allows PRC the right of early termination after the first two years, upon 90 days notice. Under the proposed amended lease, PRC’s rental rate will be reduced from $10.00 per square foot to $8.29 per square foot effective June 1, 2008 through May 31, 2009. Beginning June 1, 2009, PRC’s rental rate will be subject to annual increases for the remaining term of the proposed amended lease. The terms of the proposed amended lease would become effective as of June 1, 2008. While we anticipate retaining PRC as a tenant, there can be no assurance that we will be successful in entering into the proposed amended lease with them.

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

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $115,017,000 and $114,244,000 as of March 31, 2008 and December 31, 2007, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,179,000 and $19,049,000 as of March 31, 2008 and December 31, 2007, respectively.

		As of March 31,		As of December 31,
		2008		2007
		Mortgage		Mortgage
		Loans Payable	NNN 2003	Loans Payable	NNN 2003
		and	Value	and	Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,085,000	$2,897,000	$34,263,000	$2,912,000
Chase Tower	14.8%	64,568,000	9,556,000	63,633,000	9,418,000
Executive Center II & III	41.1%	16,364,000	6,726,000	16,348,000	6,719,000

Total		$115,017,000	$19,179,000	$114,244,000	$19,049,000

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2008, all unconsolidated properties were in compliance with all such covenants or have obtained waivers for any instances of non-compliance.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2008 and December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of March 31, 2008, we had interests in one consolidated property located in Texas which accounted for 8.4% of our total rental revenue, one consolidated property located in Missouri which accounted for 35.9% of our total rental revenue, one consolidated property located in Colorado which accounted for 14.2% of our total rental revenue, one consolidated property located in North Carolina which accounted for 23.9% of our total rental revenue, and one consolidated property located in California which accounted for 17.6% of our total rental revenue. These revenues are based on contractual base rent from leases in effect as of March 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2008, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2008 Annual	2008 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

McKesson Information Solutions, Inc.	$1,101,000	11.8%	Four Resource Square	59,000	06/30/12

General Services Administration (GSA) – Federal Bureau of Investigation (FBI)(1)	$1,075,000	11.5%	901 Civic Center	49,000	03/14/08 and 05/03/08

*	Annualized rental revenue based on contractual base rent from leases in effect as of March 31, 2008.

(1)	We are currently in discussions with the GSA-FBI regarding the renewal of their leases that expired on March 14, 2008 and May 3, 2008. We anticipate that the GSA-FBI will renew their 49,000 square feet of space for four years with an annual base rent beginning at approximately $103,000 per month with 3.0% annual rent increases and a termination option after year three.

As of March 31, 2007, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

GSA – FBI	$1,043,000	16.3%	901 Civic Center	49,000	03/14/08 and 05/03/08
Westwood College of Technology	$763,000	11.9%	Executive Center I	44,000	01/31/13
McKesson Information Solutions, Inc.	$757,000	11.9%	Four Resource Square	41,000	10/31/08

*	Annualized rental revenue based on contractual base rent from leases in effect as of March 31, 2007.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold as of March 31, 2008 or classified as held for sale as of March 31, 2008 are reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2008 and 2007, discontinued operations included the net income (loss) of three properties sold as of March 31, 2008.

Property	Date Purchased	Date Designated for Sale	Date Sold

Woodside	September 30, 2005	October 19, 2007	December 13, 2007
Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Rental income	$—	$663,000
Rental expense	—	(409,000)
Depreciation and amortization	—	(285,000)

Loss before other expense	—	(31,000)
Interest expense (including amortization of deferred financing costs)	—	(442,000)
Other expense	—	—

Loss from discontinued operations	—	(473,000)
Gain on sale of real estate including minority interest on sale of real estate	—	3,134,000

Total income from discontinued operations	$—	$2,661,000

We did not have any properties held for sale as of March 31, 2008 and December 31, 2007, therefore, the properties held for sale balance sheet information as of March 31, 2008 and December 31, 2007 is zero.

16.	Per Unit Data

We report earnings (loss) per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing net (loss) income by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of March 31, 2008 and 2007.

Net (loss) income per unit for the three months ended March 31, 2008 and 2007 is calculated as follows:

	Three Months Ended
	March 31,
	2008	2007

Loss from continuing operations	$(2,550,000)	$(1,395,000)
Income from discontinued operations	—	2,661,000

Net (loss) income	$(2,550,000)	$1,266,000

Net (loss) income per unit:
Continuing operations - basic and diluted	$(255.77)	$(139.92)
Discontinued operations - basic and diluted	—	266.90

Total net (loss) income per unit - basic and diluted	$(255.77)	$126.98

Weighted average number of units outstanding - basic and diluted	9,970	9,970

17.	Business Combinations

We did not have any property acquisitions or dispositions during the three months ended March 31, 2008. During the three months ended March 31, 2007, we completed the acquisition of Four Resource Square, a consolidated office property, thereby adding 152,000 square feet of GLA to our property portfolio. The purchase price plus net closing costs was $23,506,000, of which $23,000,000 was financed with mortgage debt. In accordance with SFAS No. 141, Business Combinations, we allocated the purchase price to the fair

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

value of the assets acquired and the liabilities incurred, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above market leases. We also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities incurred at the date of acquisition:

Four Resource Square

Land	$1,668,000
Building and improvements	19,357,000
In place leases	1,034,000
Tenant relationships	1,592,000

Net assets acquired	$23,651,000

Below market leases	(145,000)

Net liabilities incurred	$(145,000)

Our results of operations for the three months ended March 31, 2007 included the results of Four Resource Square from March 7, 2007 through March 31, 2007. In addition, we sold one consolidated office property and one consolidated land parcel during the three months ended March 31, 2007 as discussed in Note 3, Investments in Real Estate.

Assuming all of the acquisitions and dispositions discussed above had occurred on January 1, 2007, pro forma revenues, net loss and net loss per diluted unit would have been $2,199,000, $(2,605,000) and $(261.28), respectively, for the three months ended March 31, 2007. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

18.	Subsequent Events

Resignation and Appointment of Chief Executive Officer

On April 25, 2008, Richard T. Hutton, Jr. resigned his position as our chief executive officer. On April 25, 2008, Kent W. Peters was appointed to serve as our chief executive officer.

Mr. Peters, age 46, has served as the executive vice president of private real estate for Grubb & Ellis Realty Investors since September 2005. From January 2005 to August 2005, Mr. Peters served as director of asset management for our manager, having previously served as its senior asset manager from September 2002 to December 2005, and as a consultant to our manager from February 2002 to August 2002. Mr. Peters’ experience includes serving as vice president — other real estate owned (OREO) west manager, for Bank of America, where he was employed in its commercial real estate group from September 1993 to October 2000. Mr. Peters has a B.A. degree in Political Science from California State University, Northridge, and is a member of the Building Owners and Managers Association (BOMA) National Advisory Counsel, and is a member of both the Institute of Real Estate Managers (IREM) and the National Association of Industrial and Office Properties (NAIOP).

Mortgage Loans Payable

On May 12, 2008, the secured mortgage loan with LaSalle on the 901 Civic Center property, of which we own 96.9%, matured. We are currently in discussion with LaSalle regarding a 12 month extension of the secured mortgage loan. Based on our discussions with LaSalle, we anticipate that the terms of the loan extension will include: (i) a pay down of approximately $1,319,000 on the loan; (ii) principal amortization of

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

approximately $895,000 over the next six months that would enable us to reach a combined debt service coverage ratio of 1.10 to 1.00; (iii) our placing a 50.0% recourse guarantee on the property; and (iv) a payment of an extension fee of approximately $28,000. The 50.0% recourse guarantee will be reduced to 25.0% upon the execution of the lease agreements with the GSA-FBI, whose current leases expired on March 14, 2008 and May 3, 2008, is finalized and the property is able to maintain a combined debt service coverage ratio of 1.10 to 1.00. We anticipate advancing $1,319,000 to the 901 Civic Center property to make the required payment toward the loan with the expectation of being repaid upon the eventual disposition of the property.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2008 and December 31, 2007, together with our results of operations for the three months ended March 31, 2008 and 2007, respectively, and cash flows for the three months ended March 31, 2008 and 2007, respectively.

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

Overview and Background

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2008, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,140,000 square feet. As of March 31, 2008, 64.4% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

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

Business Strategy

Our primary business strategy is to purchase properties with greater than average appreciation potential, and realize gains upon disposition of our properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the non-invested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or marketable equity securities. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

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

Acquisitions During the Three Months Ended March 31, 2008

We did not have any property acquisitions during the three months ended March 31, 2008.

Dispositions During the Three Months Ended March 31, 2008

We did not have any property dispositions during the three months ended March 31, 2008.

Acquisitions During the Three Months Ended March 31, 2007

Consolidated Properties

Four Resource Square — Charlotte, North Carolina

On March 7, 2007, we acquired Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, for a contract purchase price of $23,200,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a $23,000,000 secured loan from RAIT Partnership, L.P. We paid an acquisition fee of $464,000, or 2.0% of the contract purchase price, to Realty and its affiliates.

Dispositions During the Three Months Ended March 31, 2007

Consolidated Properties

The Offices at Interwood — Houston, Texas

On March 14, 2007, we sold The Offices at Interwood, located in Houston, Texas, or the Interwood property, to NNN 4101 Interwood LLC, an entity also managed by our manager, for a contract sales price of $11,000,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair to us from a financial point of view. In connection with the sale, we repaid the existing mortgage loan of $5,500,000. Our net cash proceeds were $4,900,000 after closing costs and other transaction expenses. The sale resulted in a gain of approximately $2,677,000, and Realty or its affiliate was paid a disposition fee of $165,000, or 1.5% of the contract sale price.

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

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Principles of Consolidation

The accompanying interim unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin no. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.

Investment in Marketable Equity Securities

Marketable equity securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. This portfolio is monitored at least quarterly for differences between the cost and estimated fair value of each security. If we determine that a decline in the value of an equity security is temporary, we record the change in other comprehensive (loss) income in unit holders’ equity. If the decline is believed to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may determine at that time that a decline in value is other-than-temporary at which time an other-than-temporary impairment would be recorded. As of March 31, 2008 and December 31, 2007, the fair value of our investment in marketable equity securities was $1,023,000 and $1,054,000, respectively. The fair value as of March 31, 2008 included unrealized gains of $6,000 and other-than-temporary impairment losses of $683,000. The fair value as of December 31, 2007 included unrealized losses of $646,000 and no other-than-temporary impairment losses.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Segments

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the quarters ended March 31, 2008 and 2007.

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

On January 25, 2008, the property manager of Tiffany Square located in Colorado Springs, Colorado, or the Tiffany Square property, was notified by PRC, LLC, or PRC, Tiffany Square’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC is a party to a lease agreement that terminates on May 31, 2013. As of March 31, 2008, PRC represents 69.2% of the Tiffany Square property’s annualized rental revenue and 9.8% of the total annualized rental revenue of NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of March 31, 2008.

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

On May 6, 2008, we were notified by PRC that they had agreed to continue to lease the approximately 96,000 square foot space that they occupy at the Tiffany Square property under an amended lease, the terms of which have also been approved by the creditors of PRC, to be executed in June 2008. The terms of the proposed amended lease provide for a four year term ending May 31, 2012 that also allows PRC the right of early termination after the first two years, upon 90 days notice. Under the proposed amended lease, PRC’s rental rate will be reduced from $10.00 per square foot to $8.29 per square foot effective June 1, 2008 through May 31, 2009. Beginning June 1, 2009, PRC’s rental rate will be subject to annual increases for the remaining term of the proposed amended lease. The terms of the proposed amended lease would become effective as of June 1, 2008. The terms of the proposed amended lease will decrease the annualized rental revenue of NNN

2003 Value Fund, LLC by approximately $116,000, or 1.2%, based on contractual base rent from leases in effect as of March 31, 2008. While we anticipate retaining PRC as a tenant, there can be no assurance that we will be successful in entering into the proposed amended lease with them.

Scheduled Lease Expirations

As of March 31, 2008, our consolidated properties were 64.4% leased to 85 tenants. 11.0% of the leased GLA expires during the remainder of 2008. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. We are currently in discussion with the GSA-FBI regarding the renewal of their leases that expired on March 14, 2008 and May 3, 2008. We anticipate that the GSA-FBI will renew their combined 49,000 square feet of space for four years with a combined annual base rent beginning at approximately $103,000 per month with 3.0% annual rent increases and a termination option after year three. As of March 31, 2008, the annualized based rent from the GSA-FBI tenant represents approximately 11.5% of the total annualized rental revenue of NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of March 31, 2008. If we are unable to negotiate the GSA-FBI renewal along with other upcoming renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2008, we anticipate, but cannot assure, that all of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we write-off all tenant relationship intangible assets associated with such tenants.

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

Comparison of the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,		Change
	2008	2007	$	%

Revenue:
Rental income	$2,932,000	$1,316,000	$1,616,000	122.8%
Expense:
Rental expense	1,675,000	864,000	811,000	93.9%
General and administrative	452,000	499,000	(47,000)	(9.4)%
Depreciation and amortization	1,362,000	589,000	773,000	131.2%

	3,489,000	1,952,000	1,537,000	78.7%

Loss before other income (expense) and discontinued operations	(557,000)	(636,000)	79,000	12.4%

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,454,000)	(678,000)	(776,000)	(114.5)%
Interest and dividend income	113,000	97,000	16,000	16.5%
Other-than-temporary impairment of marketable equity securities	(683,000)	—	(683,000)	—
Equity in earnings (losses) of unconsolidated real estate	12,000	(290,000)	302,000	104.1%
Other income	10,000	32,000	(22,000)	(68.8)%

Loss before minority interests	(2,559,000)	(1,475,000)	(1,084,000)	(73.5)%

Minority interests	9,000	80,000	(71,000)	(88.8)%

Loss from continuing operations	(2,550,000)	(1,395,000)	(1,155,000)	(82.8)%

Discontinued operations:
Gain on sale of real estate including minority interest related to sale of real estate	—	3,134,000	(3,134,000)	(100.0)%
Loss from discontinued operations	—	(473,000)	473,000	100.0%

Total income from discontinued operations	—	2,661,000	(2,661,000)	(100.0)%

Net (loss) income	$(2,550,000)	$1,266,000	$(3,816,000)	(301.4)%

Rental Income

Rental income increased $1,616,000, or 122.8%, to $2,932,000, during the three months ended March 31, 2008, compared to rental income of $1,316,000 for the three months ended March 31, 2007. The increase was primarily attributable to $1,625,000 as a result of the acquisition of the Four Resource Square property and Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, on March 7, 2007 and October 25, 2007, respectively.

Rental Expense

Rental expense increased $811,000, or 93.9%, to $1,675,000, during the three months ended March 31, 2008, compared to rental expense of $864,000 for the three months ended March 31, 2007. The increase was primarily attributable to $838,000 as a result of the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively.

General and Administrative Expense

General and administrative expense consisted primarily of third-party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense decreased $47,000, or 9.4%, to $452,000, during the three months ended March 31, 2008, compared to general and administrative expense of $499,000 for the three months ended March 31, 2007. The decrease was primarily due to a decrease of $89,000 in professional fees related to the valuation of our properties, partially offset by an increase in general and administrative expenses of $40,000 as a result of the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $773,000, or 131.2%, to $1,362,000, during the three months ended March 31, 2008, compared to depreciation and amortization expense of $589,000 for the three months ended March 31, 2007. The increase was primarily attributable to $724,000 as a result of the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively.

Interest Expense

Interest expense increased $776,000, or 114.5%, to $1,454,000, during the three months ended March 31, 2008, compared to interest expense of $678,000 for the three months ended March 31, 2007. The increase was primarily attributable to $636,000 as a result of an increase in mortgage loans payable in connection with the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively. Further contributing to the increase was an increase of $142,000 related to the refinancing of Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, on February 15, 2007.

Interest and Dividend Income

Interest and dividend income increased $16,000, or 16.5%, to $113,000 during the three months ended March 31, 2008, compared to interest and dividend income of $97,000 for the three months ended March 31, 2007, primarily due to an increase in interest income earned on our money market accounts as a result of higher average cash balances in our money market accounts in 2008, compared to the same period in 2007.

Other-than-temporary Impairment of Marketable Equity Securities

We recorded an other-than-temporary impairment of marketable equity securities of $683,000 during the three months ended March 31, 2008 to reflect the fair value of our marketable equity security investments since we believed that a decline in the value was other-than-temporary as of March 31, 2008. We did not record any other-than-temporary impairment losses of marketable equity securities during the three months ended March 31, 2007.

Equity in Earnings (Losses) of Unconsolidated Real Estate

Equity in earnings (losses) of unconsolidated real estate increased $302,000, or 104.1%, to earnings of $12,000, during the three months ended March 31, 2008, compared to equity in losses of $290,000 for the three months ended March 31, 2007. Primarily contributing to the increase was: (i) a decrease in bad debt expense due to the write off of tenant receivables in 2007 that had previously been reserved for during the three months ended March 31, 2007; (ii) a decrease in amortization expense due to the write off of intangible assets associated with major tenants moving out in 2007; (iii) a decrease in interest expense due to a decrease in variable interest rates in 2008; and (iv) a decrease in the amortization of deferred financing costs as a result of the deferred financing costs being fully amortized.

Minority Interests

Minority interest income decreased $71,000, or 88.8%, to $9,000 during the three months ended March 31, 2008, compared to minority interest income of $80,000 for the three months ended March 31, 2007. The decrease was primarily attributable to a decrease of minority interest income of $66,000 from a consolidated limited liability company, NNN Oakey Building 2003, LLC, which we owned 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter 2007.

Gain on Sale of Real Estate including Minority Interest Related to Sale of Real Estate

We did not sell any properties during the three months ended March 31, 2008. Gain on sale of real estate including minority interest related to sale of real estate of $3,134,000 for the three months ended March 31, 2007 was comprised of the gain on sale of the Interwood property of $2,677,000 and gain on sale of the Daniels Road land parcel of $457,000.

Loss from Discontinued Operations

Loss from discontinued operations was $473,000, for the three months ended March 31, 2007 and was comprised of the net operating results of the Interwood and Woodside properties and the Daniels Road land parcel. We did not record any loss from discontinued operations for the three months ended March 31, 2008.

Net (Loss) Income

As a result of the above, net (loss) income was $(2,550,000), or $(255.77) per basic and diluted unit, for the three months ended March 31, 2008, compared to net income of $1,266,000, or $126.98 per basic and diluted unit for the three months ended March 31, 2007.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of March 31, 2008 and December 31 2007, our total debt as a percentage of total capitalization was 72.0% and 69.9%, respectively.

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

Investment in Marketable Equity Securities

As of March 31, 2008 and December 31, 2007, we had unrealized gains (losses) of $6,000 and $(646,000), respectively, on our investment in marketable equity securities. We evaluate the marketable equity securities within our portfolio at least quarterly to determine if a decline in the value of an equity security is other-than-temporary. If the decline is determined to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. As of March 31, 2008, the decline in the value of our marketable equity security investments was determined to be other-than-temporary and we recorded losses of $683,000, thus establishing a new cost basis for such investments, which was reflected in our statement of operations. Although the decline in the value of our marketable security investments was determined to be other-than-temporary as of March 31, 2008, we do not believe that the decline in value is permanent based on our analysis of current market conditions, a review of the issuers of our marketable equity securities, as well as the current market value of the securities in our available-for-sale portfolio. As of the close of business on May 12, 2008, the fair value of our marketable security investments has increased in value by approximately $111,000 from the value as of March 31, 2008. We will continue to monitor and evaluate the value of the marketable equity securities within our portfolio based on current facts and circumstances surrounding the fair value to determine an appropriate time at which to sell the marketable equity securities in the future. Since we have recognized losses on these marketable equity securities that we have not yet sold, if we sell the marketable equity securities in the future for more than the value as of March 31, 2008, we will recognize the related gain on the sale of such marketable equity securities at the time of the sale.

Debt Financing

Mortgage loans payable were $72,242,000 and $71,682,000 as of March 31, 2008 and December 31, 2007, respectively. Mortgage loans payable as a percentage of total capitalization increased to 72.0% as of March 31, 2008 from 69.9% as of December 31, 2007. The increase of $560,000 during the three months ended March 31, 2008 was due to additional borrowings on our mortgage loan payable holdbacks at 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, Sevens Building and Four Resource Square properties.

As of March 31, 2008 and December 31, 2007, $46,242,000, or 64.0%, and $45,682,000, or 63.7%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate ranging from 5.95% to 10.00% per annum as of March 31, 2008. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 4.95% to 11.12% per annum as of March 31, 2008. Loans mature at various dates through October 2010. The second six month extension on our $5,000,000 secured mortgage loan at our Executive Center property matures on October 1, 2008. In addition, we are in the process of extending the secured mortgage loan at our 901 Civic Center property, of which we own 96.9%, for 12 months. We anticipate that we will be required to pay down $1,319,000 on the secured mortgage loan in conjunction with the anticipated 12 month extension. See Subsequent Events for additional information.

The composition of our aggregate debt balances as of March 31, 2008 and December 31, 2007 were as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Mortgage loans payable	$72,242,000	$71,682,000	6.62%	7.19%
Fixed rate and variable rate:
Fixed rate	$26,000,000	$26,000,000	6.73%	6.73%
Variable rate	$46,242,000	$45,682,000	6.56%	7.45%

As of March 31, 2008, the interest payments on 51.4% of our debt are either fixed or swapped. The remaining 48.6% of our debt is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of March 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(52,000)	SWAP	05/12/2008

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at Executive Center, located in Dallas, Texas, or the Executive Center property, extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of March 31, 2008.

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of March 31, 2008, we were in compliance with such covenants on all our mortgage loans with the exception of our required imputed debt service coverage ratio, actual debt service coverage ratio and combined debt service coverage ratio, or collectively the Minimum Debt Service Coverage Ratios, under the secured loan agreement for 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property. LaSalle Bank National Association, or LaSalle, the lender for our secured loan on the 901 Civic Center property, has waived the Minimum Debt Service Coverage Ratio requirements for the quarter ended March 31, 2008. As of March 31, 2008, the outstanding principal balance of the mortgage loan was $11,157,000. However, as a result of our non-compliance with the Minimum Debt Service Coverage Ratios, we anticipate that we will be required to pay down $1,319,000 on the secured mortgage loan in conjunction with the anticipated 12 month extension of the secured mortgage loan. See Subsequent Events for additional information.

We may acquire additional properties and may fund these acquisitions through utilization of the current cash balances and/or net proceeds received from a combination of subsequent equity issuances, debt financings or asset dispositions. There may be a delay between a receipt of funds and the purchase of properties, which may result in a delay in the benefits to our unit holders of returns generated from property operations. During such a period, we may temporarily invest any unused net proceeds from any such offering in investments that could yield lower returns than investments in real estate. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

We have restricted cash balances of $3,960,000 as of March 31, 2008 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $364,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

Other Liquidity Needs

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $4,905,000 for the remainder of 2008. As of March 31, 2008, we had $1,969,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2008 and 2007

Net cash used in operating activities was $982,000 for the three months ended March 31, 2008, a decrease of $1,068,000, compared to net cash used in operating activities of $2,050,000 for the three months ended March 31, 2007. The decrease in net cash used in operating activities was primarily attributable to a decrease of $1,365,000 in cash being used to pay down accounts payable and accrued expenses in the first quarter 2008, compared to the same period in 2007.

Net cash used in investing activities was $294,000 for the three months ended March 31, 2008, a decrease of $17,401,000, compared to net cash used in investing activities of $17,695,000 for the three months ended March 31, 2007. The decrease in net cash used in investing activities was primarily attributable to there being no property acquisitions and therefore no cash being used to fund property acquisitions during the three months ended March 31, 2008. During the three months ended March 31, 2007, $23,862,000, including closing costs, was used to purchase the Four Resource Square property offset by proceeds from sale of real estate properties of $11,491,000 during the three months ended March 31, 2007. In addition, $3,262,000 was used during the three months ended March 31, 2007 to fund lender required reserves.

Net cash used in financing activities was $326,000 for the three months ended March 31, 2008, a decrease of $27,667,000 compared to net cash provided by financing activities of $27,341,000 for the three months ended March 31, 2007. The decrease in cash provided by financing activities was primarily attributable to a reduction in mortgage loan payable borrowings of $33,874,000 as a result of there being no acquisitions and no new mortgage loans payable during the three months ended March 31, 2008. This decrease was offset by a decrease in principal repayments on mortgage loans payable of $5,500,000 as a result of there being no property dispositions or principal repayments on mortgage loans payable during the three months ended March 31, 2007.

As a result of the above, cash and cash equivalents decreased $1,602,000 for the three months ended March 31, 2008 to $6,606,000, compared to an increase of $7,596,000 for the three months ended March 31, 2007.

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

We currently anticipate that we will require up to $2,617,000 to fund our distributions for the remainder of the year ended December 31, 2008, which we intend to fund with cash from operations and gains from future sales of real estate. As previously discussed, the $5,000,000 secured mortgage loan on our Executive Center property matures on October 1, 2008. In addition, we anticipate paying down $1,319,000 on the 901 Civic Center secured mortgage loan in May 2008 in conjunction with the 12 month extension of the secured mortgage loan. Our manager is continually evaluating the current distribution rate, focusing on our current available cash balance of $6,606,000, cash flow from operations, upcoming debt maturities and anticipated principal pay downs and may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.0% per annum.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $115,017,000 and $114,244,000 as of March 31, 2008 and December 31, 2007, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,179,000 and $19,049,000 as of March 31, 2008 and December 31, 2007, respectively.

		As of March 31,		As of December 31,
		2008		2007
		Mortgage		Mortgage
		Loans Payable		Loans
		and	NNN 2003 Value	Payable and	NNN 2003 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Enterprise Technology Center	8.5%	$34,085,000	$2,897,000	$34,263,000	$2,912,000
Chase Tower	14.8%	64,568,000	9,556,000	63,633,000	9,418,000
Executive Center II & III	41.1%	16,364,000	6,726,000	16,348,000	6,719,000

Total		$115,017,000	$19,179,000	$114,244,000	$19,049,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2008, all unconsolidated properties were in compliance with all such covenants.

Unconsolidated Debt Due to Related Parties

The following unconsolidated properties have outstanding unsecured notes due to our manager and its affiliate as of March 31, 2008 and December 31, 2007. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

			NNN 2003 Value
	Ownership	Amount of	Fund, LLC’s
Property/Issue Date	Percentage	Loan	Portion of Debt

Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of March 31, 2008 and December 31, 2007, some of our properties were subject to existing mortgages, which had an aggregate principal amount outstanding of $72,242,000 and $71,682,000, respectively. Our total mortgage loans payable consisted of fixed rate debt of $26,000,000, or 36.0% and $26,000,000, or 36.3%, at a weighted-average interest rate of 6.73% per annum and 6.73% per annum as of March 31, 2008 and December 31, 2007, respectively. Our total mortgage loans payable consisted of variable rate debt of $46,242,000, or 64.0%, and $45,682,000, or 63.7%, as of March 31, 2008 and December 31, 2007, respectively, at a weighted-average interest rate of 6.56% per annum and 7.45% per annum as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the weighted-average interest rate on our outstanding debt was 6.62% per annum and 7.19% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt as well as scheduled interest payments of our fixed and variable rate debt as of March 31, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — variable rate debt	$11,156,000	$35,086,000	$—	$—	$46,242,000
Principal payments — fixed rate debt	5,000,000	21,000,000	—	—	26,000,000
Interest payments — variable rate debt (based on rate in effect at March 31, 2008)	1,843,000	1,974,000	—	—	3,817,000
Interest payments — fixed rate debt	1,187,000	2,291,000	—	—	3,478,000
Tenant improvement and lease commission obligations	2,026,000	—	—	—	2,026,000

Total	$21,212,000	$60,351,000	$—	$—	$81,563,000

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Subsequent Events

Resignation and Appointment of Chief Executive Officer

On April 25, 2008, Richard T. Hutton, Jr. resigned his position as our chief executive officer. On April 25, 2008, Kent W. Peters was appointed to serve as our chief executive officer.

Mr. Peters, age 46, has served as the executive vice president of private real estate for Grubb & Ellis Realty Investors since September 2005. From January 2005 to August 2005, Mr. Peters served as director of asset management for our manager, having previously served as its senior asset manager from September 2002 to December 2005, and as a consultant to our manager from February 2002 to August 2002. Mr. Peters’ experience includes serving as vice president — other real estate owned (OREO) west manager, for Bank of America, where he was employed in its commercial real estate group from September 1993 to October 2000. Mr. Peters has a B.A. degree in Political Science from California State University, Northridge, and is a member of the Building Owners and Managers Association (BOMA) National Advisory Counsel, and is a member of both the Institute of Real Estate Managers (IREM) and the National Association of Industrial and Office Properties (NAIOP).

Mortgage Loans Payable

On May 12, 2008, the secured mortgage loan with LaSalle on the 901 Civic Center property, of which we own 96.9%, matured. We are currently in discussion with LaSalle regarding a 12 month extension of the secured mortgage loan. Based on our discussions with LaSalle, we anticipate that the terms of the loan extension will include: (i) a pay down of approximately $1,319,000 on the loan; (ii) principal amortization of approximately $895,000 over the next six months that would enable us to reach a combined debt service coverage ratio of 1.10 to 1.00; (iii) our placing a 50.0% recourse guarantee on the property; and (iv) a payment of an extension fee of approximately $28,000. The 50.0% recourse guarantee will be reduced to 25.0% upon the execution of the lease agreements with the GSA-FBI, whose current leases expired on March 14, 2008 and May 3, 2008, is finalized and the property is able to maintain a combined debt service coverage ratio of 1.10 to 1.00. We anticipate advancing $1,319,000 to the 901 Civic Center property to make the required payment toward the loan with the expectation of being repaid upon the eventual disposition of the property.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures. We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. These two new standards will significantly change the accounting for, and reporting of, business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS No. 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated unit holders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in our accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 141(R) and SFAS No. 160 require simultaneous adoption and are to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of either standard is prohibited. We will adopt SFAS No. 141(R) and SFAS No. 160 on January 1, 2009. We are evaluating the impact of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact their adoption will have on our consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

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

The table below presents, as of March 31, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt - principal payments	$5,000,000	$—	$21,000,000	$—	$—	$—	$26,000,000
Weighted average interest rate on maturing debt	10.00%	—	5.95%	—	—	—	6.73%
Variable rate debt - principal payments	$11,156,000	$13,225,000	$21,861,000	$—	$—	$—	$46,242,000
Weighted average interest rate on maturing debt (based on rates in effect as of March 31, 2008)	6.12%	5.80%	7.24%	—	—	—	6.56%

As of March 31, 2008, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 4.95% to 11.12% per annum and a weighted average effective interest rate of 6.62% per annum. As of March 31, 2008, our mortgage loans payable consisted of $26,000,000, or 36.0%, of the total debt at a fixed interest rate of 6.73% per annum and $46,242,000, or 64.0%, of the total debt at a variable interest rate of 6.56% per annum.

An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of March 1, 2008, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $231,000 or approximately 7.6%.

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

As of March 31, 2008, an evaluation was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no other material changes from risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.

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

NNN 2003 Value Fund, LLC

(Registrant)

May 15, 2008	/s/ Kent W. Peters

Date	Kent W. Peters Chief Executive Officer (principal executive officer)

May 15, 2008	/s/ Francene Lapoint

Date	Francene LaPoint Chief Financial Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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