Form 10-Q
period 2008-06-30
NNN 2003 VALUE FUND LLC
filed 2008-08-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-51295

NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

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

Yes ☐ No ☑

As of August 14, 2008, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Real estate investments:
Operating properties, net	$73,528,000	$74,597,000
Investments in unconsolidated real estate	5,110,000	5,740,000

	78,638,000	80,337,000
Cash and cash equivalents	3,129,000	8,208,000
Investment in marketable equity securities	946,000	1,054,000
Accounts receivable, net	917,000	434,000
Accounts receivable from related parties	608,000	594,000
Restricted cash	4,032,000	3,985,000
Identified intangible assets, net	7,685,000	8,848,000
Other assets, net	4,466,000	5,221,000

Total assets	$100,421,000	$108,681,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$70,812,000	$71,682,000
Accounts payable and accrued liabilities	2,721,000	4,009,000
Accounts payable due to related parties	278,000	240,000
Identified intangible liabilities, net	161,000	195,000
Security deposits, prepaid rent and other liabilities	972,000	1,008,000

Total liabilities	74,944,000	77,134,000

Commitments and contingencies (Note 13)

Minority interests	647,000	682,000
Unit holders’ equity	24,791,000	31,511,000
Accumulated other comprehensive income (loss)	39,000	(646,000)

Total unit holders’ equity	24,830,000	30,865,000

Total liabilities, minority interests and unit holders’ equity	$100,421,000	$108,681,000

The accompanying note are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Rental income	$3,028,000	$1,600,000	$5,960,000	$2,916,000

Expense:
Rental expense	1,607,000	980,000	3,282,000	1,844,000
General and administrative	478,000	233,000	930,000	732,000
Depreciation and amortization	1,214,000	853,000	2,576,000	1,442,000

Total expense	3,299,000	2,066,000	6,788,000	4,018,000

Loss before other income (expense) and discontinued operations	(271,000)	(466,000)	(828,000)	(1,102,000)

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,470,000)	(1,103,000)	(2,924,000)	(1,781,000)
Interest and dividend income	70,000	180,000	183,000	277,000
Gain on sale of marketable securities	—	296,000	—	296,000
Other-than-temporary impairment of marketable equity securities	(110,000)	—	(793,000)	—
Equity in losses of unconsolidated real estate	(643,000)	(280,000)	(631,000)	(570,000)
Other (expense) income	(24,000)	51,000	(14,000)	83,000

Loss before minority interests	(2,448,000)	(1,322,000)	(5,007,000)	(2,797,000)

Minority interests	24,000	8,000	33,000	88,000

Loss from continuing operations	(2,424,000)	(1,314,000)	(4,974,000)	(2,709,000)

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	—	—	—	3,134,000
Loss from discontinued operations	—	(592,000)	—	(1,065,000)

Total (loss) income from discontinued operations	—	(592,000)	—	2,069,000

Net loss	$(2,424,000)	$(1,906,000)	$(4,974,000)	$(640,000)

Comprehensive income:
Net (loss) income	$(2,424,000)	$(1,906,000)	$(4,974,000)	$(640,000)
Recognition of previously unrealized loss on marketable equity securities	—	—	646,000	—
Unrealized gain (loss) on marketable equity securities arising during the period	33,000	(79,000)	39,000	(122,000)

Comprehensive loss	$(2,391,000)	$(1,985,000)	$(4,289,000)	$(762,000)

Net (loss) income per unit:
Continuing operations — basic and diluted	$(243.13)	$(131.80)	$(498.90)	$(271.72)
Discontinued operations — basic and diluted	$—	$(59.38)	$—	$207.52

Total net (loss) income per unit — basic and diluted	$(243.13)	$(191.18)	$(498.90)	$64.20

Weighted average number of units outstanding — basic and diluted	9,970	9,970	9,970	9,970

The accompanying note are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

	Number
	of Units	Total
BALANCE — December 31, 2007	9,970	$30,865,000
Distributions	—	(1,746,000)
Net loss	—	(4,974,000)
Change in unrealized losses on marketable equity securities	—	685,000

BALANCE — June 30, 2008	9,970	$24,830,000

The accompanying note are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,974,000)	$(640,000)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of real estate	—	(3,134,000)
Gain on sale of marketable equity securities	—	(296,000)
Other-than-temporary impairment of marketable equity securities	793,000	—
Depreciation and amortization (including deferred financing costs, deferred rent
and above market leases)	2,315,000	1,683,000
Equity in losses of unconsolidated real estate	631,000	570,000
Minority interests	(33,000)	(88,000)
Allowance for doubtful accounts	354,000	41,000
Change in operating assets and liabilities:
Accounts receivable	(837,000)	187,000
Accounts receivable from related parties	(14,000)	5,000
Other assets	945,000	31,000
Accounts payable and accrued liabilities	(1,033,000)	(1,454,000)
Security deposits, prepaid rent and other liabilities	(36,000)	(102,000)

Net cash used in operating activities	(1,889,000)	(3,197,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate properties	—	(23,862,000)
Proceeds from sale of real estate operating properties	—	11,491,000
Distributions received from unconsolidated real estate	—	75,000
Capital expenditures	(496,000)	(265,000)
Purchase of marketable equity securities	—	(5,761,000)
Proceeds from sale of marketable equity securities	—	3,543,000
Restricted cash	(47,000)	(3,143,000)

Net cash used in investing activities	(543,000)	(17,922,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable and other debt	598,000	34,728,000
Borrowings from related parties	—	1,250,000
Principal repayments on mortgage loans payable and other debt	(1,468,000)	(5,500,000)
Principal repayments on related party borrowings	—	(1,250,000)
Minority interests distributions	(2,000)	(34,000)
Payment of deferred financing costs	(29,000)	(715,000)
Distributions	(1,746,000)	(2,345,000)

Net cash (used in) provided by financing activities	(2,647,000)	26,134,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,079,000)	5,015,000
CASH AND CASH EQUIVALENTS - beginning of period	8,208,000	644,000

CASH AND CASH EQUIVALENTS - end of period	$3,129,000	$5,659,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,726,000	$2,243,000
Income taxes	$55,000	$10,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$56,000	$490,000
The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties
Increase in investment operating properties:
Security deposits and prepaid rent	$—	$8,000
Other assets	$—	$403,000
Accrued expenses	$—	$39,000

The accompanying note are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2008, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,137,000 square feet. As of June 30, 2008, 64.2% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

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

On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

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

Principles of Consolidation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin no. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.

Investment in Marketable Equity Securities

Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. This portfolio is monitored at least quarterly for differences between the cost and estimated fair value of each security. If we determine that a decline in the value of an equity security is temporary, we record the change in other comprehensive (loss) income in unit holders’ equity. If the decline is believed to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may determine at that time that a decline in value is other-than-temporary at which time an other-than-temporary impairment would be recorded. As of June 30, 2008 and December 31, 2007, the fair value of our investment in marketable equity securities was $946,000 and $1,054,000, respectively.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the quarters ended June 30, 2008 and 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (See Note 12 — Fair Value Measurement). We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

3.	Investments in Real Estate

Operating Properties

Our consolidated properties consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Buildings and tenant improvements	$64,943,000	$64,710,000
Land	12,627,000	12,627,000

	77,570,000	77,337,000
Less: accumulated depreciation	(4,042,000)	(2,740,000)

	$73,528,000	$74,597,000

Depreciation expense was $667,000 and $465,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,345,000 and $767,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Acquisitions During the Six Months Ended June 30, 2008

We did not have any property acquisitions during the six months ended June 30, 2008.

Dispositions During the Six Months Ended June 30, 2008

We did not have any property dispositions during the six months ended June 30, 2008.

Acquisitions During the Six Months Ended June 30, 2007

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

Dispositions During the Six Months Ended June 30, 2007

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

Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of June 30, 2008 and December 31, 2007:

		Ownership
Description	Location	Percentage	June 30, 2008	December 31, 2007
Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,189,000	$2,232,000
Chase Tower	Austin, TX	14.8%	1,177,000	1,328,000
Executive Center II & III	Dallas, TX	41.1%	1,744,000	2,180,000

			$5,110,000	$5,740,000

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	June 30, 2008	December 31, 2007
Balance Sheet Data:
Assets (primarily real estate)	$164,533,000	$165,434,000

Mortgage loans payable and other debt	$116,823,000	$114,244,000
Other liabilities	16,009,000	17,040,000
Equity	31,701,000	34,150,000

Total liabilities and equity	$164,533,000	$165,434,000

Our share of equity	$5,110,000	$5,740,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$5,607,000	$6,124,000	$11,970,000	$12,233,000
Rental and other expenses	8,126,000	7,642,000	14,433,000	15,414,000

Net loss	$(2,519,000)	$(1,518,000)	$(2,463,000)	$(3,181,000)

Our equity in losses of unconsolidated real estate	$(643,000)	$(280,000)	$(631,000)	$(570,000)

4.	Marketable Equity Securities

The historical cost and estimated fair market value of our investments in available-for-sale marketable equity securities are as follows:

	Historical	Gross Unrealized		Gross Realized		Estimated
	Cost	Gains	Losses	Gains	Losses	Fair Market Value
June 30, 2008
Marketable equity securities	$1,700,000	$39,000	$—	$—	$(793,000)	$946,000

There were no sales of marketable equity securities during the three and six months ended June 30, 2008. However, we believe that a decline in the value of our marketable equity security investments was other-than-temporary and recorded losses of $793,000 to reflect the fair value of such securities as of June 30, 2008. Sales of equity securities resulted in realized gains of $306,000 and realized losses of $(10,000) for the three and six months ended June 30, 2007, respectively.

5.	Identified Intangible Assets

Identified intangible assets consisted of the following:

	June 30, 2008	December 31, 2007
In-place leases, above market leases and tenant relationships, net of accumulated amortization of $3,456,000 and $2,450,000 as of June 30, 2008 and December 31, 2007, respectively (with a weighted average life of 44 months, 52 months, and 90 months for in-place leases, above market leases, and tenant relationships, respectively, as of June 30, 2008 and a weighted-average life of 45 months, 58 months, and 96 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2007)	$7,685,000	$8,848,000

Amortization expense recorded on the identified intangible assets was $513,000 and $376,000 for the three months ended June 30, 2008 and 2007, respectively, which included $22,000 and $18,000, respectively, of amortization recorded against rental income for above market leases. Amortization expense recorded on the identified intangible assets was $1,163,000 and $649,000 for the six months ended June 30, 2008 and 2007, respectively, which included $43,000 and $36,000, respectively, of amortization recorded against rental income for above market leases.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

6.	Other Assets

Other assets consisted of the following:

	June 30, 2008	December 31, 2007
Deferred rent receivable	$1,712,000	$1,274,000
Deferred financing costs, net of accumulated amortization of $814,000 and $542,000 as of June 30, 2008 and December 31, 2007, respectively	749,000	980,000
Lease commissions, net of accumulated amortization of $298,000 and $186,000 as of June 30, 2008 and December 31, 2007, respectively	1,295,000	1,362,000
Lease inducements, net of accumulated amortization of $469,000 and $321,000 as of June 30, 2008 and December 31, 2007, respectively	653,000	1,605,000
Prepaid expenses, deposits and other	57,000	—

	$4,466,000	$5,221,000

7.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans payable secured by our consolidated properties of $70,812,000 and $71,682,000 as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the effective interest rates on mortgage loans payable ranged from 4.71% to 10.46% per annum and 5.95% to 10.00% per annum, respectively, and the weighted-average effective interest rate was 6.51% and 7.19% per annum, respectively. The loans mature at various dates through October 2010 and require monthly interest-only payments.

The composition of our aggregate debt balances as of June 30, 2008 and December 31, 2007 were as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Mortgage loans payable	$70,812,000	$71,682,000	6.51%	7.19%
Fixed rate and variable rate:
Fixed rate	$26,000,000	$26,000,000	6.73%	6.73%
Variable rate	$44,812,000	$45,682,000	6.38%	7.45%

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of June 30, 2008, we were in compliance with such covenants on all our mortgage loans

Executive Center Loan Extension

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at Executive Center, located in Dallas, Texas, or the Executive Center property, extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of June 30, 2008.

We are currently in discussions with the lender to obtain an extension of the maturity date of the mortgage loan as we are preparing to sell the Executive Center property and anticipate using the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to obtain an extension of the maturity date or sell the property by October 1, 2008. If we are unable to obtain an extension of the maturity date, sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

property, we may trigger an event of default under the loan which could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 13.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) the lender seizing the income generated by the property; (iv) a reduction in our current and long-term liquidity; (v) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (vi) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

901 Civic Loan Modification

On May 12, 2008, the secured mortgage loan, which includes a senior loan and mezzanine loan, with LaSalle Bank National Association, or LaSalle, on the 901 Civic Center property, of which we own 96.9%, matured. Prior to the maturity of the secured mortgage loan, we were in discussions with LaSalle regarding an extension of the secured mortgage loan.

Senior Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC, our subsidiary, entered into a Modification of Loan Documents, or Senior Loan Modification, with NNN 901 Civic, LLC, an entity also managed by our manager, and LaSalle in connection with a mortgage loan on 901 Civic Center located in Santa Ana, California, or the 901 Civic Center property, evidenced by a promissory note in the amount of $10,000,000 in favor of LaSalle dated May 12, 2006, with a maturity date of May 12, 2008, or the Promissory Note, and secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Deed.

The material terms of the Senior Loan Modification, effective as of May 12, 2008, modify the Promissory Note, Deed and related loan documents, to provide: (i) an extension of the maturity date of the Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $8,382,000; (iii) principal payments to be made sufficient to reduce the outstanding principal balance of the loan to an amount resulting in a Combined Debt Service Ratio of 1.0 to 1.0, as defined in the Senior Loan Modification, requiring an immediate principal payment of $1,319,000; (iv) principal payments commencing on June 1, 2008 and on the first day of each of the subsequent five months thereafter, principal payments in the amount of $149,000 each; (v) a revised definition of the term “Combined Debt Service Coverage Ratio,” or CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (vi) customary representations and warranties; (vii) reaffirmation of guaranty; and (viii) a payment of an extension fee in the amount of $21,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Senior Loan Modification. The Senior Loan Modification, Promissory Note and Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Senior Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into.

Mezzanine Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC, our subsidiary, also entered into a Modification of Loan Documents, or Mezzanine Loan Modification, with NNN 901 Civic, LLC, an entity also managed by our manager, and LaSalle in connection with a mezzanine loan on the 901 Civic Center property, evidenced by a promissory note in the amount of $1,500,000 in favor of LaSalle dated May 12, 2006, with a maturity date of

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

May 12, 2008, or the Mezzanine Promissory Note, and secured by a Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Junior Deed.

The material terms of the Mezzanine Loan Modification, effective as of May 12, 2008, modify the Mezzanine Promissory Note, Junior Deed and related loan documents, to provide: (i) an extension of the maturity date of the Mezzanine Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $1,455,000; (iii) a revised definition of the term “Combined Debt Service Coverage Ratio,” or CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (iv) customary representations and warranties; (v) reaffirmation of guaranty; and (vi) a payment of an extension fee in the amount of $4,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Mezzanine Loan Modification. The Mezzanine Loan Modification, Mezzanine Promissory Note and Junior Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Mezzanine Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Mezzanine Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into.

Interest Rate Swap

NNN VF 901 Civic, LLC and NNN 901 Civic, LLC previously entered into an International Swap Dealers Association, Inc., or ISDA, Master Agreement and interest rate swap confirmation with LaSalle on May 12, 2006, in connection with the Senior Promissory Note and Mezzanine Promissory Note, as defined above, on the 901 Civic Center Property. In connection with the Senior Loan Modification and Mezzanine Loan Modification, NNN VF 901 Civic and NNN 901 Civic, LLC entered into an ISDA interest rate swap confirmation letter agreement, or the Swap, with LaSalle, for (i) a notional amount of $9,837,000; (ii) a trade date and effective date of June 18, 2008; (iii) a termination date of May 12, 2009; and (iv) a fixed rate payer payment date of: the first of each month, commencing on July 1, 2008 and ending on the termination date. Pursuant to the terms of the Swap, the Senior Promissory Note and Mezzanine Promissory Note bear interest at a fixed interest rate of 3.33%.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. We had no borrowings or repayments during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, we borrowed $999,000 and repaid $800,000 on margin. As of June 30, 2008 and December 31, 2007, there were no margin liabilities outstanding.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

The following table lists the derivative financial instrument held by us as of June 30, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$9,837,000	LIBOR	3.33%	$(44,000)	Swap	05/12/2009

The following table lists the derivative financial instrument held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$10,550,000	LIBOR	5.40%	$(33,000)	Swap	05/12/2008

We recorded $8,000 as a reduction to interest expense and $11,000 to interest expense, related to the change in the swap fair value, for the three and six months ended June 30, 2008, respectively. We recorded $26,000 and $23,000 as reductions to interest expense, related to the change in the swap fair value, for the three and six months ended June 30, 2007, respectively. The fair value of the derivative was $(44,000) and $(33,000) as of June 30, 2008 and December 31, 2007, respectively.

9.	Minority Interests

Minority interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of June 30, 2008 and December 31, 2007:

Entity	Date Acquired	Minority Interests
NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

As of June 30, 2008, we have advanced a total of $3,366,000 to our 901 Civic Center property. We expect to receive repayment of these advances upon the eventual disposition of the property.

10.	Unit Holders’ Equity

Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of June 30, 2008 and December 31, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; then distributed pro rata to all unit holders in accordance with their membership interests until all capital contributions are reduced to zero; and lastly, in accordance with the distributions as outlined above in the Cash from Operations.

During the six months ended June 30, 2008 and 2007, distributions of $175 and $235 per unit were declared, respectively, aggregating approximately $1,746,000 and $2,345,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

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

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and six months ended June 30, 2008 and 2007, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended June 30, 2008 and 2007, we incurred management fees to Realty of $122,000 and $89,000, respectively and $255,000 and $170,000 for the six months ended June 30, 2008 and 2007, respectively.

Real Estate Acquisition Fees

We pay Realty or its affiliate a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the three months ended June 30, 2008 and 2007, we did not incur any acquisition fees to Realty or its affiliate. For the six months ended June 30, 2008 and 2007, we incurred acquisition fees to Realty or its affiliate in the amount of $0 and $464,000, respectively.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the three months ended June 30, 2008 and 2007, we did not incur any real estate disposition fees to Realty or its affiliate. For the six months ended June 30, 2008 and 2007, we incurred real estate disposition fees to Realty or its affiliate in the amount of $0 and $165,000, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

Lease Commissions

We pay Realty a leasing commission fee, for its services in leasing any of our properties, equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended June 30, 2008 and 2007, we incurred lease commissions to Realty of $5,000 and $22,000, respectively, and $60,000 and $139,000 for the six months ended June 30, 2008 and 2007, respectively.

Accounting Fees

We pay our manager accounting fees for record keeping services provided to us. For the three months ended June 30, 2008 and 2007, we incurred accounting fees to our manager of $17,000 and $10,000, respectively, and $37,000 and $21,000 for the six months ended June 30, 2008 and 2007, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. We did not incur any construction fees to Realty for the three and six months ended June 30, 2008 and 2007.

Loan Fees

We pay Realty or its affiliate a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. We did not incur any loan fees to Realty or its affiliate for the three and six months ended June 30, 2008 and 2007.

Acquisition Fees

We pay our manager an acquisition fee for its services in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period in an amount equal to 4.0% of the funds raised in the Private Placement. We did not incur any acquisition fees for the three and six months ended June 30, 2008 and 2007.

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our manager or its affiliates or agreed to be borne directly by our manager as discussed above.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates.

The following unconsolidated properties have outstanding unsecured notes due to our manager as of June 30, 2008 and December 31, 2007. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

			NNN 2003 Value
	Ownership	Amount of	Fund, LLC’s
Property/Issue Date	Percentage	Loan	Portion of Debt
Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

12.	Fair Value Measurement

In accordance with the provisions of FSP SFAS No. 157-2, we have applied the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consist of available-for-sale marketable securities and interest rate swaps. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows:

		Other
	Observable	Observable	Unobservable
	Inputs	Inputs	Inputs
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale marketable equity securities	$946,000	$—	$—	$946,000

Total assets at fair value	$946,000	$—	$—	$946,000

Liabilities
Interest rate swaps	$—	$44,000	$—	$44,000

Total liabilities at fair value	$—	$44,000	$—	$44,000

The valuation of our available-for-sale marketable securities is based on quoted prices in active markets for identical securities.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

13.	Commitments and Contingencies

Rental Income

On January 25, 2008, the property manager of Tiffany Square located in Colorado Springs, Colorado, or the Tiffany Square property, was notified by PRC, LLC, or PRC, Tiffany Square’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC was a party to a lease agreement that was to terminate on May 31, 2013. As of June 30, 2008, PRC represents 66.6% of the Tiffany Square property’s annualized rental revenue and 8.49% of the total annualized rental revenue of NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of June 30, 2008.

On May 6, 2008, we were notified by PRC that they had agreed to continue to lease the approximately 96,000 square foot space that they occupy at the Tiffany Square property under an amended lease, the terms of which have been approved by the creditors of PRC and which was executed on June 10, 2008. The terms of the amended lease provide for a four year term ending May 31, 2012 and allow PRC the right of early termination at the end of two years, upon 270 days notice. Under the amended lease, PRC’s rental rate is reduced from $10.00 per square foot to $8.29 per square foot effective June 1, 2008 through May 31, 2009. Beginning June 1, 2009, PRC’s rental rate is subject to annual increases for the remaining term of the amended lease. The terms of the amended lease became effective on June 1, 2008. As of June 30, 2008, PRC has made all payments due under its lease agreement.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $116,823,000 and $114,244,000 as of June 30, 2008 and December 31, 2007, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,437,000 and $19,049,000 as of June 30, 2008 and December 31, 2007, respectively.

		As of June 30, 2008		As of December 31, 2007
		Mortgage		Mortgage
		Loans Payable	NNN 2003	Loans Payable	NNN 2003
		and	Value	and	Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt
Enterprise Technology Center	8.5%	$33,910,000	$2,882,000	$34,263,000	$2,912,000
Chase Tower	14.8%	66,624,000	9,860,000	63,633,000	9,418,000
Executive Center II & III	41.1%	16,289,000	6,695,000	16,348,000	6,719,000

Total		$116,823,000	$19,437,000	$114,244,000	$19,049,000

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2008, all unconsolidated properties were in compliance with all such covenants or have obtained waivers for any instances of non-compliance.

14.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2008 and December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of June 30, 2008, we had an interest in one consolidated property located in Texas which accounted for 8.6% of our total rental revenue, one consolidated property located in Missouri which accounted for 35.5% of our total rental revenue, one consolidated property located in Colorado which accounted for 12.9% of our total rental revenue, one consolidated property located in North Carolina which accounted for 23.9% of our total rental revenue, and one consolidated property located in California which accounted for 19.1% of our total rental revenue. These revenues are based on contractual base rent from leases in effect as of June 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

As of June 30, 2008, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2008 Annual	2008 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date
McKesson Information Solutions, Inc	$1,101,000	11.7%	Four Resource Square	59,000	06/30/12
General Services Administration (GSA) – Federal Bureau of Investigation (FBI)	$1,234,000	13.1%	901 Civic Center	49,000	05/03/12

*  Annualized rental revenue based on contractual base rent from leases in effect as of June 30, 2008.

As of June 30, 2007, three of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date
GSA – FBI	$1,067,000	16.5%	901 Civic Center	49,000	03/14/08 and 05/03/08
Westwood College of Technology	$763,000	11.8%	Executive Center I	44,000	01/31/13
McKesson Information Solutions, Inc.	$757,000	11.7%	Four Resource Square	41,000	10/31/08

*  Annualized rental revenue based on contractual base rent from leases in effect as of June 30, 2007.

15.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net loss from discontinued operations and the net gain on dispositions of operating properties sold for the periods presented are reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2008 and 2007, discontinued operations included the net income (loss) of three properties sold as of June 30, 2008.

Property	Date Purchased	Date Designated for Sale	Date Sold
Woodside	September 30, 2005	October 19, 2007	December 13, 2007
Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Rental income	$—	$334,000	$—	$997,000
Rental expense	—	(209,000)	—	(618,000)
Depreciation and amortization	—	(256,000)	—	(507,000)

Loss before other expense	—	(131,000)	—	(128,000)
Interest expense (including amortization of deferred financing costs)	—	(461,000)	—	(937,000)

Loss from discontinued operations	—	(592,000)	—	(1,065,000)
Gain on sale of real estate including minority interest on sale of real estate	—	—	—	3,134,000

Total (loss) income from discontinued operations	$—	$(592,000)	$—	$2,069,000

We did not have any properties held for sale as of June 30, 2008 and December 31, 2007.

16.	Per Unit Data

We report (loss) earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic (loss) earnings per unit attributable for all periods presented is computed by dividing net (loss) income by the weighted average number of units outstanding during the period. Diluted (loss) earnings per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of June 30, 2008 and 2007.

Net (loss) income per unit for the three and six months ended June 30, 2008 and 2007 is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Loss from continuing operations	$(2,424,000)	$(1,314,000)	$(4,974,000)	$(2,709,000)
(Loss) income from discontinued operations	—	(592,000)	—	2,069,000

Net loss	$(2,424,000)	$(1,906,000)	$(4,974,000)	$(640,000)

Net loss per unit:
Continuing operations - basic and diluted	$(243.13)	$(131.80)	$(498.90)	$(271.72)

Discontinued operations - basic and diluted	—	(59.38)	—	207.52

Total net loss per unit - basic and diluted	$(243.13)	$(191.18)	$(498.90)	$(64.20)

Weighted average number of units outstanding - basic and diluted	9,970	9,970	9,970	9,970

17.	Business Combinations

We did not have any property acquisitions or dispositions during the six months ended June 30, 2008. During the six months ended June 30, 2007, we completed the acquisition of Four Resource Square, a consolidated office property, thereby adding 152,000 square feet of GLA to our property portfolio. The purchase price plus net closing costs was $23,506,000, of which $23,000,000 was financed with mortgage debt. In accordance with

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued

SFAS No. 141, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities incurred, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs, tenant relationships; and above market leases. We also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities incurred at the date of acquisition:

Four Resource Square
Land	$1,668,000
Building and improvements	19,357,000
In place leases	1,034,000
Tenant relationships	1,592,000

Net assets acquired	$23,651,000

Below market leases	(145,000)

Net liabilities incurred	$(145,000)

Our results of operations included the results of Four Resource Square from March 7, 2007 through June 30, 2007. In addition, we sold one consolidated office property and one consolidated land parcel during the six months ended June 30, 2007 as discussed in Note 3, Investments in Real Estate.

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

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2008 and December 31, 2007, together with our results of operations for the three and six months ended June 30, 2008 and 2007, respectively, and cash flows for the six months ended June 30, 2008 and 2007, respectively.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the financial impact of the downturn of the credit markets; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt; competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our manager (as defined below) and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the, Securities and Exchange Commission, or the SEC.

Overview and Background

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2008, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,137,000 square feet. As of June 30, 2008, 64.2% of the total GLA of our consolidated properties was leased. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

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

On December 7, 2007, NNN Realty Advisors, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

Business Strategy

Our primary business strategy is to purchase properties with greater than average appreciation potential, and realize gains upon disposition of our properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon real estate market conditions, the credit markets and other factors, the property will be offered for sale. We believe that our recent acquisitions and dispositions of real estate investments will have a significant impact on our future results of operations. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the non-invested funds. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities or marketable equity securities. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

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

Acquisitions During the Six Months Ended June 30, 2008

We did not have any property acquisitions during the six months ended June 30, 2008.

Dispositions During the Six Months Ended June 30, 2008

We did not have any property dispositions during the six months ended June 30, 2008.

Acquisitions During the Six Months Ended June 30, 2007

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

Dispositions During the Six Months Ended June 30, 2007

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

Principles of Consolidation

Our accompanying interim unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin no. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.

Investment in Marketable Equity Securities

Marketable equity securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. This portfolio is monitored at least quarterly for differences between the cost and estimated fair value of each security. If we determine that a decline in the value of an equity security is temporary, we record the change in other comprehensive (loss) income in unit holders’ equity. If the decline is believed to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may determine at that time that a decline in value is other-than-temporary at which time an other-than-temporary impairment would be recorded. As of June 30, 2008 and December 31, 2007, the fair value of our investment in marketable equity securities was $946,000 and $1,054,000, respectively.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Segment Disclosure

The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the quarters ended June 30, 2008 and 2007.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those Risk Factors previously disclosed in our 2007 Annual Report on Form 10-K filed with the SEC, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

On January 25, 2008, the property manager of Tiffany Square located in Colorado Springs, Colorado, or the Tiffany Square property, was notified by PRC, LLC, or PRC, Tiffany Square’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC was a party to a lease agreement that was to terminate on May 31, 2013. As of June 30, 2008, PRC represents 66.6% of the Tiffany Square property’s annualized rental revenue and 8.49% of the total annualized rental revenue of NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of June 30, 2008.

On May 6, 2008, we were notified by PRC that they had agreed to continue to lease the approximately 96,000 square foot space that they occupy at the Tiffany Square property under an amended lease, the terms of which have been approved by the creditors of PRC and which was executed on June 10, 2008. The terms of the amended lease provide for a four year term ending May 31, 2012 that allows PRC the right of early termination at the end of two years, upon 270 days notice. Under the amended lease, PRC’s rental rate is reduced from $10.00 per square foot to $8.29 per square foot effective June 1, 2008 through May 31, 2009. Beginning June 1, 2009, PRC’s rental rate is subject to annual increases for the remaining term of the amended lease. The terms of the amended lease became effective on June 1, 2008. As of June 30, 2008, PRC has made all payments due under its lease agreement.

In conjunction with the amendment of the PRC lease, PRC’s work allowance was decreased by approximately $804,000, to $1,123,000. We have classified PRC’s work allowance as a lease inducement and, accordingly, the lease inducement asset (included in other assets, net in the condensed consolidated balance sheet) and related liability (included in accounts payable and accrued liabilities in the condensed consolidated balance sheet) associated with PRC’s work allowance was reduced as of June 30, 2008.

Scheduled Lease Expirations

As of June 30, 2008, our consolidated properties were 64.2% leased to 77 tenants. 3.4% of the leased GLA expires during the remainder of 2008. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Effective May 4, 2008, the General Services Administration — Federal Bureau of Investigation, or GSA-FBI, leases at the 901 Civic Center property that expired on March 14, 2008 and May 3, 2008 were renewed. The GSA-FBI renewed their combined 49,000 square feet of space for four years with a combined annual base rent beginning at approximately $103,000 per month. As of June 30, 2008, the annualized based rent from the GSA-FBI represents approximately 13.1% of the total annualized rental revenue of NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of June 30, 2008. Of the leases expiring in 2008, we anticipate, but cannot assure, that all of the tenants will renew for another term.

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

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2008	2007	$	%		2008	2007	$	%
Revenues:
Rental income	$3,028,000	$1,600,000	$1,428,000	89.3%		$5,960,000	$2,916,000	$3,044,000	104.4%
Expenses:
Rental expense	1,607,000	980,000	627,000	64.0%		3,282,000	1,844,000	1,438,000	78.0%
General and administrative	478,000	233,000	245,000	105.2%		930,000	732,000	198,000	27.0%
Depreciation and amortization	1,214,000	853,000	361,000	42.3%		2,576,000	1,442,000	1,134,000	78.6%

	3,299,000	2,066,000	1,233,000	59.7%		6,788,000	4,018,000	2,770,000	68.9%	)
Loss before other (expense) income and discontinued operations	(271,000)	(466,000)	195,000	41.8%		(828,000)	(1,102,000)	274,000	24.9%
Other (expense) income:
Interest expense (including amortization of deferred financing costs	(1,470,000)	(1,103,000)	(367,000)	(33.3%	)	(2,924,000	(1,781,000)	(1,143,000)	(64.2%	)
Interest and dividend income	70,000	180,000	(110,000)	(61.1%	)	183,000	277,000	(94,000)	(33.9%	)
Gain on sale of marketable securities	—	296,000	(296,000)	(100.0%	)	—	296,000	(296,000)	(100.0%	)
Other-than-temporary impairment of marketable equity securities	(110,000)	—	(110,000)	—		(793,000)	—	(793,000)	—
Equity in losses and gain on sale of unconsolidated real estate	(643,000)	(280,000)	(363,000)	(129.6%	)	(631,000)	(570,000)	(61,000)	(10.7%	)
Other (expense) income	(24,000)	51,000	(75,000)	(147.1%	)	(14,000)	83,000	(97,000)	(116.9%	)
Minority interests	24,000	8,000	16,000	200.0%		33,000	88,000	(55,000)	(62.5%	)

Loss from continuing operation before discontinued operations	(2,424,000)	(1,314,000)	(1,110,000)	(84.5%	)	(4,974,000)	(2,709,000)	(2,265,000)	(83.6%	)
Discontinued operations:
Gain on sale of real estate	—	—	—	—		—	3,134,000	(3,134,000)	(100.0%	)
Loss from discontinued operations	—	(592,000)	592,000	100.0%		—	(1,065,000)	1,065,000	100.0%

Total (loss) income from discontinued operations	—	(592,000)	592,000	100.0%		—	2,069,000	(2,069,000)	(100.0%	)

Net loss	$(2,424,000)	$(1,906,000)	$(518,000)	(27.2%	)	$(4,974,000)	$(640,000)	$(4,334,000)	(677.2%	)

Rental Income

Rental income increased $1,428,000, or 89.3%, to $3,028,000 during the three months ended June 30, 2008, compared to rental income of $1,600,000 for the three months ended June 30, 2007. The increase was primarily comprised of $1,050,000 related to the acquisitions of the Four Resource Square property and The Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, on March 7, 2007 and October 25, 2007, respectively.

Rental income increased $3,044,000, or 104.4%, to $5,960,000 during the six months ended June 30, 2008, compared to rental income of $2,916,000 for the six months ended June 30, 2007. The increase was primarily comprised of $2,928,000 related to the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively.

Rental Expense

Rental expense increased $627,000, or 64.0%, to $1,607,000 during the three months ended June 30, 2008, compared to rental expense of $980,000 for the three months ended June 30, 2007. The increase was primarily comprised of $594,000 related to the acquisition of the Sevens Building property on October 25, 2007.

Rental expense increased $1,438,000, or 78.0%, to $3,282,000 during the six months ended June 30, 2008, compared to rental expense of $1,844,000 for the six months ended June 30, 2007. The increase was primarily comprised of $1,251,000 related to the acquisition of the Sevens Building property on October 25, 2007.

General and Administrative Expense

General and administrative expense consisted primarily of third-party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $245,000, or 105.2%, to $478,000 during the three months ended June 30, 2008, compared to general and administrative expense of $233,000 for the three months ended June 30, 2007. The increase was primarily due to an increase in bad debt expense of $270,000 at the 901 Civic Center property.

General and administrative expense increased $198,000, or 27.0%, to $930,000 during the six months ended June 30, 2008, compared general and administrative expense of $732,000 for the six months ended June 30, 2007. The increase was primarily due to an increase in bad debt expense of $329,000 at the 901 Civic Center property. The increase was partially offset by a decrease in professional fees of $155,000 relating to accounting fees and the valuation of our properties.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $361,000, or 42.3%, to $1,214,000 during the three months ended June 30, 2008, compared to depreciation and amortization expense of $853,000 for the three months ended June 30, 2007. The increase was primarily comprised of $400,000 related to the acquisition of the Sevens Building property on October 25, 2007.

Depreciation and amortization expense increased $1,134,000, or 78.6%, to $2,576,000 during the six months ended June 30, 2008, compared to depreciation and amortization expense of $1,442,000 for the six months ended June 30, 2007. The increase was primarily comprised of $1,147,000 related to the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively.

Interest Expense

Interest expense increased $367,000, or 33.3%, to $1,470,000 during the three months ended June 30, 2008, compared to interest expense of $1,103,000 for the three months ended June 30, 2007. The increase was primarily comprised of $360,000, which was due to an increase in mortgage loans payable in connection with the acquisition of the Sevens Building property on October 25, 2007.

Interest expense increased $1,143,000, or 64.2%, to $2,924,000 during the six months ended June 30, 2008, compared to interest expense of $1,781,000 for the six months ended June 30, 2007. The increase was primarily comprised of $1,016,000, as a result of an increase in mortgage loans payable in connection with the acquisition of the Four Resource Square and Sevens Building properties on March 7, 2007 and October 25, 2007, respectively.

Interest and Dividend Income

Interest and dividend income decreased $110,000, or 61.1%, to $70,000 during the three months ended June 30, 2008, compared to interest and dividend income of $180,000 for the three months ended June 30, 2007. The decrease was primarily due to lower interest income earned on our money market accounts primarily as a result of lower average cash balances in our money market accounts in 2008, compared to the same period in 2007.

Interest and dividend income decreased $94,000, or 33.9%, to $183,000 during the six months ended June 30, 2008, compared to interest and dividend income of $277,000 for the six months ended June 30, 2007. The decrease was primarily due to lower interest income earned on our money market accounts as a result of lower average cash balances in our money market accounts in 2008, compared to the same period in 2007.

Gain on Sale of Marketable Equity Securities

We did not have any sales of marketable equity securities during the three and six months ended June 30, 2008. Gain on sale of marketable equity securities was $296,000 for the three and six months ended June 30, 2007.

Other-than-temporary Impairment of Marketable Equity Securities

We recorded an other-than-temporary impairment of marketable equity securities of $110,000 and $793,000 during the three and six months ended June 30, 2008 to reflect the fair value of our marketable equity security investments since we believed that a decline in the value was other-than-temporary as of March 31, 2008 and June 30, 2008. We did not record any other-than-temporary impairment losses of marketable equity securities during the three and six months ended June 30, 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate increased $363,000, or 129.6%, to $643,000 during the three months ended June 30, 2008, compared to equity in losses of unconsolidated real estate of $280,000 for the three months ended June 30, 2007. Primarily contributing to the increase was an increase in depreciation and amortization expense as a result of a notification received from a tenant indicating their intent to exercise their option to terminate their lease effective December 31, 2008. As a result of this notification, depreciation and amortization expense related to the lease commissions and tenant improvements associated with this tenant was accelerated.

Equity in losses of unconsolidated real estate increased $61,000, or 10.7%, to $631,000 during the six months ended June 30, 2008, compared to equity in losses of unconsolidated real estate of $570,000 for the six months ended June 30, 2007. Primarily contributing to the increase was an increase in depreciation and amortization expense as a result of a notification received from a tenant indicating their intent to exercise their option to terminate their lease effective December 31, 2008. As a result of this notification, depreciation and amortization expense related to the lease commissions and tenant improvements associated with this tenant was accelerated.

Minority Interests

Minority interest income increased $16,000, or 200.0%, to $24,000 during the three months ended June 30, 2008, compared to minority interest income of $8,000 for the three months ended June 30, 2007. The increase was primarily attributable to an increase in net losses at the underlying properties.

Minority interest income decreased $55,000, or 62.5%, to $33,000 during the six months ended June 30, 2008, compared to minority interest income of $88,000 for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease of minority interest income from a consolidated limited liability company, NNN Oakey Building 2003, LLC, of which we owned 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter 2007.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

We did not sell any properties during the six months ended June 30, 2008. Gain on sale of real estate including minority interest related to sale of real estate of $3,134,000 for the six months ended June 30, 2007 was comprised of the gain on sale of the Interwood property of $2,677,000 and gain on sale of the Daniels Road land parcel of $457,000.

Loss from Discontinued Operations

Loss from discontinued operations was $592,000 and $1,065,000 for the three and six months ended June 30, 2007 and was comprised of the net operating results of the Interwood and Woodside properties and the Daniels Road land parcel. We did not record any loss from discontinued operations for the three and six months ended June 30, 2008.

Net Loss

As a result of the above, net loss was $2,424,000, or $243.13 per basic and diluted unit, and $4,974,000, or $498.90 per basic and diluted unit, for the three and six months ended June 30, 2008, respectively, compared to net loss of $1,906,000, or $191.18 per basic and diluted unit, and $640,000, or $64.20 per basic and diluted unit, for the three and six months ended June 30, 2007, respectively.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Our primary sources of liquidity to fund distributions, debt service, leasing costs and capital expenditures are gains from the sale of assets and net cash from operations. As of June 30, 2008 and December 31 2007, our total debt as a percentage of total capitalization was 74.0% and 69.9%, respectively.

Factors Which May Influence Future Sources of Capital and Liquidity

Investment in Marketable Equity Securities

As of June 30, 2008 and December 31, 2007, we had unrealized gains (losses) of $39,000 and $(646,000), respectively, from our investment in marketable equity securities. We evaluate the marketable equity securities within our portfolio at least quarterly to determine if a decline in the value of an equity security is other-than-temporary. If the decline is determined to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. As of March 31, 2008 and June 30, 2008, the decline in the value of our marketable equity security investments was determined to be other-than-temporary and we recorded losses of $793,000 during the six months ended June 30, 2008, thus establishing a new cost basis for such investments, which was reflected in our statement of operations. Although the decline in the value of our marketable security investments was determined to be other-than-temporary as of March 31, 2008 and June 30, 2008, we do not believe that the decline in value is permanent based on our analysis of current market conditions, a review of the issuers of our marketable equity securities, as well as the current market value of the securities in our available-for-sale portfolio. We will continue to monitor and evaluate the value of the marketable equity securities within our portfolio based on current facts and circumstances surrounding the fair value to determine an appropriate time at which to sell the marketable equity securities in the future. Since we have recognized losses on these marketable equity securities that we have not yet sold, if we sell the marketable equity securities in the future for more than the value as of June 30, 2008, we will recognize the related gain on the sale of such marketable equity securities at the time of the sale.

Debt Financing

Mortgage loans payable were $70,812,000 and $71,682,000 as of June 30, 2008 and December 31, 2007, respectively. Mortgage loans payable as a percentage of total capitalization increased to 74.0% as of June 30, 2008 from 69.9% as of December 31, 2007. The decrease of $870,000 during the six months ended June 30, 2008 was due to a principal pay down on the 901 Civic Center property offset by additional borrowings on our mortgage loan payable holdbacks at the Sevens Building and Four Resource Square properties.

As of June 30, 2008 and December 31, 2007, $44,812,000, or 63.3%, and $45,682,000, or 63.7%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate ranging from

5.95% to 10.00% per annum as of June 30, 2008. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 4.71% to 10.46% per annum as of June 30, 2008. Loans mature at various dates through October 2010. The second six month extension on our $5,000,000 secured mortgage loan at our Executive Center property matures on October 1, 2008.

The composition of our aggregate debt balances as of June 30, 2008 and December 31, 2007 were as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Mortgage loans payable	$70,812,000	$71,682,000	6.51%	7.19%
Fixed rate and variable rate:
Fixed rate	$26,000,000	$26,000,000	6.73%	6.73%
Variable rate	$44,812,000	$45,682,000	6.38%	7.45%

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of June 30, 2008, we were in compliance with such covenants on all our mortgage loans.

As of June 30, 2008, the interest payments on 50.4% of our debt are either fixed or swapped. The remaining 49.6% of our debt is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of June 30, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$9,837,000	LIBOR	3.33%	$(44,000)	Swap	05/12/2009

Executive Center Loan Extension

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at Executive Center, located in Dallas, Texas, or the Executive Center property, extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of June 30, 2008.

We are currently in discussions with the lender to obtain an extension of the maturity date of the mortgage loan as we are preparing to sell the Executive Center property and anticipate using the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to obtain an extension of the maturity date or sell the property by October 1, 2008. If we are unable to obtain an extension of the maturity date, sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 13.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) the lender seizing the income generated by the property; (iv) a reduction in our current and long-term liquidity; (v) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (vi) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

901 Civic Loan Modification

On May 12, 2008, the secured mortgage loan, which includes a senior loan and mezzanine loan, with LaSalle Bank National Association, or LaSalle, on the 901 Civic Center property, of which we own 96.9%, matured. Prior to the maturity of the secured mortgage loan, we were in discussions with LaSalle regarding an extension of the secured mortgage loan.

Senior Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC, our subsidiary, entered into a Modification of Loan Documents, or Senior Loan Modification, with NNN 901 Civic, LLC, an entity also managed by our manager, and LaSalle Bank National Association, or LaSalle, in connection with a mortgage loan on 901 Civic Center located in Santa Ana, California, or the 901 Civic Center property, evidenced by a promissory note in the amount of $10,000,000 in favor of LaSalle dated May 12, 2006, with a maturity date of May 12, 2008, or the Promissory Note, and secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Deed.

The material terms of the Senior Loan Modification, effective as of May 12, 2008, modify the Promissory Note, Deed and related loan documents, to provide: (i) an extension of the maturity date of the Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $8,382,000; (iii) principal payments to be made sufficient to reduce the outstanding principal balance of the loan to an amount resulting in a Combined Debt Service Ratio of 1.0 to 1.0, as defined in the Senior Loan Modification, requiring an immediate principal payment of $1,319,000; (iv) principal payments commencing on June 1, 2008 and on the first day of each of the subsequent five months thereafter, principal payments in the amount of $149,000 each; (v) a revised definition of the term “Combined Debt Service Coverage Ratio,” or CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (vi) customary representations and warranties; (vii) reaffirmation of guaranty; and (viii) a payment of an extension fee in the amount of $21,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Senior Loan Modification. The Senior Loan Modification, Promissory Note and Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Senior Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into.

Mezzanine Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC, our subsidiary, also entered into a Modification of Loan Documents, or Mezzanine Loan Modification, with NNN 901 Civic, LLC, an entity also managed by our manager, and LaSalle, in connection with a mezzanine loan on the 901 Civic Center property, evidenced by a promissory note in the amount of $1,500,000 in favor of LaSalle dated May 12, 2006, with a maturity date of May 12, 2008, or the Mezzanine Promissory Note, and secured by a Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Junior Deed.

The material terms of the Mezzanine Loan Modification, effective as of May 12, 2008, modify the Mezzanine Promissory Note, Junior Deed and related loan documents, to provide: (i) an extension of the maturity date of the Mezzanine Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $1,455,000; (iii) a revised definition of the term “Combined Debt Service Coverage Ratio,” or CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (iv) customary representations and warranties; (v) reaffirmation of guaranty; and (vi) a payment of an extension fee in the amount of $4,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Mezzanine Loan Modification. The Mezzanine Loan Modification, Mezzanine Promissory Note and Junior Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Mezzanine Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Mezzanine Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into.

Interest Rate Swap

NNN VF 901 Civic, LLC and NNN 901 Civic, LLC previously entered into an International Swap Dealers Association, Inc., or ISDA, Master Agreement and interest rate swap confirmation with LaSalle on May 12, 2006, in connection with the Senior Promissory Note and Mezzanine Promissory Note, as defined above, on the 901 Civic Center Property. In connection with the Senior Loan Modification and Mezzanine Loan Modification, NNN VF 901 Civic and NNN 901 Civic, LLC entered into an ISDA interest rate swap confirmation letter agreement, or the Swap, with LaSalle, for (i) a notional amount of $9,837,000; (ii) a trade date and effective date of June 18, 2008; (iii) a termination date of May 12, 2009; and (iv) a fixed rate payer payment date of: the first of each month, commencing on July 1, 2008 and ending on the termination date. Pursuant to the terms of the Swap, the Senior Promissory Note and Mezzanine Promissory Note bear interest at a fixed interest rate of 3.33%.

Other Liquidity Needs

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

We have restricted cash balances of $4,032,000 as of June 30, 2008 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay the loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $339,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $3,579,000 for the remainder of 2008. As of June 30, 2008, we had $1,969,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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

Cash Flows

Cash flows used in operating activities for the six months ended June 30, 2008 and 2007, were $1,889,000 and $3,197,000, respectively. For the six months ended June 30, 2008, cash flows used in operating activities related primarily to the decrease in accounts payable and accrued liabilities of $1,288,000 and an increase in accounts receivable of $483,000. For the six months ended June 30, 2007, cash flows used in operating activities related primarily to the decrease in accounts payable and accrued liabilities of $349,000 and a decrease in accounts payable due to related parties of $709,000.

Cash flows used in investing activities for the six months ended June 30, 2008 and 2007, were $543,000 and $17,922,000, respectively. For the six months ended June 30, 2008, cash flows used in investing activities related primarily to capital expenditures of $496,000. For the six months ended June 30, 2007, cash flows used in investing activities related primarily to the acquisition of the Four Resource Square property in the amount of $23,862,000 and the purchase of marketable equity securities of $5,761,000 offset by proceeds received from the sale of the Interwood property and Daniels Road land parcel of $11,491,000 and proceeds from the sale of marketable equity securities of $3,543,000. In addition, $3,143,000 was used during the six months ended June 30, 2007 to fund lender required reserves.

Cash flows (used in) provided by financing activities were ($2,647,000) and $26,134,000 for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, cash flows used in financing activities related primarily to $1,468,000 in principal repayments on the 901 Civic Center property mortgage loan and distributions paid to unit holders of $1,746,000 partially offset by the borrowings under mortgage loan payables of $598,000. For the six months ended June 30, 2007, cash flows provided by financing activities related primarily to borrowings under mortgage loan payables of $34,728,000 partially offset by principal repayments on mortgage loan payables of $5,500,000, principal repayments on related party borrowings of $1,250,000 and distributions paid to unit holders of $2,345,000.

As a result of the above, cash and cash equivalents decreased $5,079,000 for the six months ended June 30, 2008 to $3,129,000, compared to an increase of $5,015,000 for the six months ended June 30, 2007.

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

We currently anticipate that we will require up to $1,745,000 to fund our distributions for the remainder of the year ended December 31, 2008, which we intend to fund with cash from operations and gains from future sales of real estate. Our manager is continually evaluating the current distribution rate, focusing on our current available cash balance of $3,129,000, cash flow from operations, upcoming debt maturities and anticipated principal pay downs and may reduce or suspend distributions until cash flow from operations and/or sales activities support our current distribution rate of 7.0% per annum.

Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated properties was $116,823,000 and $114,244,000 as of June 30, 2008 and December 31, 2007, respectively. Our share of unconsolidated debt based on our ownership percentage was $19,437,000 and $19,049,000 as of June 30, 2008 and December 31, 2007, respectively.

	As of June 30, 2008			As of December 31, 2007
		Mortgage		Mortgage
		Loans Payable		Loans
		and	NNN 2003 Value	Payable and	NNN 2003 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt
Enterprise Technology Center	8.5%	$33,910,000	$2,882,000	$34,263,000	$2,912,000
Chase Tower	14.8%	66,624,000	9,860,000	63,633,000	9,418,000
Executive Center II & III	41.1%	16,289,000	6,695,000	16,348,000	6,719,000

Total		$116,823,000	$19,437,000	$114,244,000	$19,049,000

Our unconsolidated properties financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2008, all unconsolidated properties were in compliance with all such covenants.

Unconsolidated Debt Due to Related Parties

The following unconsolidated properties have outstanding unsecured notes due to our manager as of June 30, 2008 and December 31, 2007. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

			NNN 2003 Value
	Ownership	Amount of	Fund, LLC’s
Property/Issue Date	Percentage	Loan	Portion of Debt
Executive Center II & III:
06/08/05	41.1%	$1,000,000	$411,000
09/12/05	41.1%	200,000	82,000
10/18/05	41.1%	240,000	99,000
11/14/05	41.1%	5,000	2,000

Total		$1,445,000	$594,000

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of June 30, 2008 and December 31, 2007, some of our properties were subject to existing mortgages, which had an aggregate principal amount outstanding of $70,812,000 and $71,682,000, respectively. Our total mortgage loans payable consisted of fixed rate debt of $26,000,000, or 36.7% and $26,000,000, or 36.3%, at a weighted-average interest rate of 6.73% per annum and 6.73% per annum as of June 30, 2008 and December 31, 2007, respectively. Our total mortgage loans payable consisted of variable rate debt of $44,812,000, or 63.3%, and $45,682,000, or 63.7%, as of June 30, 2008 and December 31, 2007, respectively, at a weighted-average interest rate of 6.38% per annum and 7.45% per annum as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the weighted-average interest rate on our outstanding debt was 6.51% per annum and 7.19% per annum, respectively.

Contractual Obligations

The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt as well as scheduled interest payments of our fixed and variable rate debt as of June 30, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total
Principal payments — variable rate debt	$	$44,812,000	$—	$—	$44,812,000
Principal payments — fixed rate debt	5,000,000	21,000,000	—	—	26,000,000
Interest payments — variable rate debt (based on rate in effect at June 30, 2008)	1,430,000	2,171,000	—	—	3,601,000
Interest payments — fixed rate debt	750,000	2,291,000	—	—	3,041,000
Tenant improvement and lease commission obligations	2,008,000	—	—	—	2,008,000

Total	$9,188,000	$70,274,000	$—	$—	$79,462,000

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP

SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures. We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

The table below presents, as of June 30, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt - principal payments	$5,000,000	$—	$21,000,000	$—	$—	$—	$26,000,000
Weighted average interest rate on maturing debt	10.00%	—%	5.95%	—%	—%	—%	6.73%
Variable rate debt - principal payments	$—	$22,914,000	$21,898,000	$—	$—	$—	$44,812,000
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2008)	—%	5.57%	7.24%	—%	—%	—%	6.38%

As of June 30, 2008, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 4.71% to 10.46% per annum and a weighted average effective interest rate of 6.51% per annum. As of June 30, 2008, our mortgage loans payable consisted of $26,000,000, or 36.7%, of the total debt at a fixed interest rate of 6.73% per annum and $44,812,000, or 63.3%, of the total debt at a variable interest rate of 6.38% per annum.

An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of June 30, 2008, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $224,000 or approximately 7.8%.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission, or the SEC rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our manager’s chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of June 30, 2008, an evaluation was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

Item 1.	Legal Proceedings.

SEC Investigation

On September 16, 2004, our manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC requested information from our manager relating to disclosure in public and private securities offerings sponsored by our manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

On June 2, 2008, our manager, announced that the SEC Staff had informed our manager that the SEC was closing the investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against our manager or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc.), the dealer manager of our offering.

Litigation

Neither we nor our one remaining unconsolidated property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A.    Risk Factors.

If we are unable to pay the outstanding balance and all accrued interest on our mortgage loan at the Executive Center property on October 1, 2008, the lender may declare us in default of the loan and exercise its remedies under the loan agreement, including a foreclosure on the Executive Center property, which could have a material adverse affect on our operating activities and cash flow.

On February 28, 2008, we exercised a second six month extension option on our mortgage loan at Executive Center, located in Dallas, Texas, or the Executive Center property, extending the maturity date to October 1, 2008. The mortgage loan originally matured on October 1, 2007. The outstanding principal balance of this mortgage loan was $5,000,000 as of June 30, 2008.

We are currently in discussions with the lender to obtain an extension of the maturity date of the mortgage loan as we are preparing to sell the Executive Center property and anticipate using the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to obtain an extension of the maturity date or sell the property by October 1, 2008. If we are unable to obtain an extension of the maturity date, sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 13.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) the lender seizing the income generated by the property; (iv) a reduction in our current and long-term liquidity; (v) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (vi) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

The recent downturn in the credit markets may increase the cost of borrowing and may make refinancing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to refinance our properties on favorable terms, if at all, increased refinancing costs or refinancing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain refinancing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Our results of operations, our ability to pay distributions to our unit holders and our ability to dispose of our investments are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our properties, our ability to dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged properties; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our unit holders or our ability to dispose of our investments.

There were no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC, except that the investigation referred to as “In the matter of Triple Net Properties, LLC” discussed above in Item 1. Legal Proceedings. is now closed.

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

NNN 2003 Value Fund, LLC
(Registrant)

August 14, 2008	/s/ Kent W. Peters

Date	Kent W. Peters Chief Executive Officer (principal executive officer)

August 14, 2008	/s/ Francene LaPoint

Date	Francene LaPoint Chief Financial Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1		Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2		Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3		First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.4		First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.5		Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.6		Modification of Loan Documents dated June 24, 2008, effective as of May 12, 2008, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and LaSalle Bank National Association (Senior Loan Modification) (included as Exhibit 10.1 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).
10.7		Amended and Restated Guaranty of Payment dated June 24, 2008 executed by NNN 2003 Value Fund, LLC to and for the benefit of LaSalle Bank National Association (Senior Guaranty) (included as Exhibit 10.2 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).
10.8		Modification of Loan Documents dated June 24, 2008, effective as of May 12, 2008, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and LaSalle Bank National Association (Mezzanine Loan Modification) (included as Exhibit 10.3 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).
10.9		Amended and Restated Guaranty of Payment dated June 24, 2008 executed by NNN 2003 Value Fund, LLC to and for the benefit of LaSalle Bank National Association (Mezzanine Guaranty) (included as Exhibit 10.4 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).
10.10		ISDA Interest Rate Swap Confirmation Letter Agreement by and between NNN VF 901 Civic, NNN 901 Civic, LLC and LaSalle Bank National Association (included as Exhibit 10.5 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
*    Filed herewith.