Form 10-Q
period 2008-09-30
NNN 2003 VALUE FUND LLC
filed 2008-11-20
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☐ No ☑

As of November 20, 2008, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware Corporation)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Real estate investments:
Operating properties, net	$56,843,000	$61,335,000
Property held for sale, net	13,172,000	13,262,000
Investments in unconsolidated real estate	5,074,000	5,740,000

	75,089,000	80,337,000
Cash and cash equivalents	1,470,000	8,208,000
Investments in marketable equity securities	893,000	1,054,000
Accounts receivable, net	450,000	337,000
Accounts receivable from related parties	764,000	691,000
Restricted cash	2,435,000	3,985,000
Identified intangible assets, net	6,695,000	8,117,000
Other assets related to property held for sale	1,197,000	1,049,000
Other assets, net	3,981,000	4,903,000

Total assets	$92,974,000	$108,681,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgage loans payable	$59,883,000	$60,755,000
Mortgage loan payable secured by property held for sale	9,241,000	10,927,000
Accounts payable and accrued liabilities	2,530,000	4,009,000
Accounts payable due to related parties	383,000	240,000
Identified intangible liabilities, net	145,000	195,000
Other liabilities related to property held for sale, net	60,000	43,000
Security deposits, prepaid rent and other liabilities	936,000	965,000

Total liabilities	73,178,000	77,134,000
Minority interests	640,000	682,000
Commitments and contingencies (Note 14)
Unit holders’ equity	19,119,000	31,511,000
Accumulated other comprehensive income (loss)	37,000	(646,000)

Total unit holders’ equity	19,156,000	30,865,000

Total liabilities, minority interests and unit holders’ equity	$92,974,000	$108,681,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Rental revenue	$2,031,000	$1,161,000	$6,948,000	$3,280,000

Expense:
Rental expense	1,298,000	673,000	4,072,000	2,037,000
General and administrative	94,000	186,000	640,000	864,000
Depreciation and amortization	1,083,000	917,000	3,278,000	1,958,000
Real estate related impairments	3,200,000	—	3,200,000	—

Total expense	5,675,000	1,776,000	11,190,000	4,859,000

Loss before other income (expense) and discontinued operations	(3,644,000)	(615,000)	(4,242,000)	(1,579,000)

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,226,000)	(929,000)	(3,682,000)	(2,247,000)
Interest and dividend income	49,000	170,000	232,000	447,000
(Loss) gain on sale of marketable equity securities	—	(284,000)	—	12,000
Other-than-temporary impairment of marketable equity securities	(51,000)	—	(844,000)	—
Equity in losses of unconsolidated real estate	(146,000)	(532,000)	(777,000)	(1,102,000)
Other (expense) income	(1,000)	(18,000)	(15,000)	65,000

Loss before minority interests	(5,019,000)	(2,208,000)	(9,328,000)	(4,404,000)

Minority interests	13,000	34,000	25,000	104,000

Loss from continuing operations	(5,006,000)	(2,174,000)	(9,303,000)	(4,300,000)

Discontinued operations:
Gain on sale of real estate including minority interests related to sale of real estate	—	—	—	3,134,000
Income (loss) from discontinued operations	205,000	(680,000)	(472,000)	(2,328,000)

Total income (loss) from discontinued operations	205,000	(680,000)	(472,000)	806,000

Net loss	$(4,801,000)	$(2,854,000)	$(9,775,000)	$(3,494,000)

Comprehensive loss:
Net loss	$(4,801,000)	$(2,854,000)	$(9,775,000)	$(3,494,000)
Recognition of previously unrealized gain on marketable equity securities	—	—	646,000	—
Unrealized gain (loss) on marketable equity securities arising during the period	(2,000)	(140,000)	37,000	(262,000)

Comprehensive loss	$(4,803,000)	$(2,994,000)	$(9,092,000)	$(3,756,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(Unaudited)

	Number
	of Units	Total

BALANCE — December 31, 2007	9,970	$30,865,000
Distributions	—	(2,617,000)
Net loss	—	(9,775,000)
Change in unrealized losses on marketable equity securities	—	683,000

BALANCE — September 30, 2008	9,970	$19,156,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,775,000)	$(3,494,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate related impairments	3,200,000	—
Gain on sale of real estate	—	(3,134,000)
Gain on sale of marketable equity securities	—	(12,000)
Other-than-temporary impairment of marketable equity securities	844,000	—
Depreciation and amortization (including deferred financing costs, deferred rent and above/below market leases)	4,129,000	2,728,000
Equity in losses of unconsolidated real estate	777,000	1,102,000
Minority interests	(40,000)	(136,000)
Allowance for doubtful accounts	(44,000)	97,000
Change in operating assets and liabilities:
Accounts receivable	(69,000)	285,000
Accounts receivable from related parties	(73,000)	—
Restricted cash	(563,000)	(128,000)
Other assets	292,000	(11,000)
Accounts payable and accrued liabilities	(738,000)	(1,048,000)
Security deposits, prepaid rent and other liabilities	(12,000)	(141,000)

Net cash used in operating activities	(2,072,000)	(3,892,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate properties	—	(23,862,000)
Proceeds from sale of real estate operating properties	—	11,491,000
Investments in unconsolidated real estate	(111,000)	—
Distributions received from unconsolidated real estate	—	111,000
Capital expenditures (including tenant improvements)	(1,372,000)	(777,000)
Purchase of marketable equity securities	—	(6,489,000)
Proceeds from sale of marketable equity securities	—	5,009,000
Restricted cash	728,000	(1,932,000)
Proceeds from collection of principal payment of note receivable	—	2,420,000

Net cash used in investing activities	(755,000)	(14,029,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on mortgage loans payable and other debt	687,000	36,046,000
Borrowings from related parties	111,000	1,250,000
Restricted cash	1,385,000	(1,243,000)
Principal repayments on mortgage loans payable and other debt	(3,245,000)	(6,499,000)
Principal repayments on related party borrowings	—	(1,250,000)
Minority interests distributions	(2,000)	(44,000)
Payment of deferred financing costs	(230,000)	(728,000)
Distributions	(2,617,000)	(3,217,000)

Net cash (used in) provided by financing activities	(3,911,000)	24,315,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,738,000)	6,394,000
CASH AND CASH EQUIVALENTS — beginning of period	8,208,000	644,000

CASH AND CASH EQUIVALENTS — end of period	$1,470,000	$7,038,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,989,000	$3,656,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$714,000	$694,000
The following represents certain assets acquired and liabilities assumed in connection with our acquisitions and dispositions of operating properties Increase in investment operating properties:
Increase in investment operating properties:
Security deposits, prepaid rent and accrued expenses	$—	$47,000
Other assets	$—	$403,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

1.	Organization and Description of Business

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2008, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, and three unconsolidated interests in office properties, or our unconsolidated properties. Our principal objectives have been to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions.

Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors (formerly known as Triple Net Properties, LLC), or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name. In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively. As a result, our manager is managed by executive officers appointed by the board of directors of Grubb & Ellis and is no longer managed by a board of managers.

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

Principles of Consolidation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in the consolidated statements of operations.

Investment in Marketable Equity Securities

Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. This portfolio is monitored at least quarterly for differences between the cost and estimated fair value of each security. If we determine that a decline in the value of an equity security is temporary, we record the change in other comprehensive (loss) income in unit holders’ equity. If the decline is believed to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may determine at that time that a decline in value is other-than-temporary at which time an other-than-temporary impairment would be recorded. As of September 30, 2008 and December 31, 2007, the fair value of our investment in marketable equity securities was $893,000 and $1,054,000, respectively. We adjusted our investments in marketable equity securities as of September 30, 2008 to the fair value of such securities and recorded losses of $51,000 and $844,000 during the three and nine months ended September 30, 2008, respectively, due to a decline in value that we believed was other-than-temporary.

In October 2008, we sold all of our investments in marketable equity securities. As a result of these sales, we recorded gains of $37,000.

Impairment

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

Operating Properties

Our operating properties are stated at either historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to eleven years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets and tenant improvements used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded an impairment loss of $3,200,000 on our operating properties during the three and nine months ended September 30, 2008. There were no impairment losses recognized during the three and nine months ended September 30, 2007.

Property Held for Sale

In accordance with FASB’s Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. As of September 30, 2008, we initiated a plan to sell 901 Civic Center in Santa Ana, California, or the 901 Civic Center property, and classified it as property held for sale in the condensed consolidated financial statements as of September 30, 2008. During October 2008, we designated two additional properties as held for sale — Tiffany Square in Colorado Springs, Colorado, or the Tiffany Square property, and The Sevens Building in St. Louis, Missouri, or The Sevens Building. Pursuant to SFAS No. 144, we assessed the value of the 901 Civic Center property, the Tiffany Square property and The Sevens Building as of September 30, 2008 given the reduced potential ownership holding periods for these properties. This valuation assessment resulted in us recognizing an impairment charge of $3,200,000 against the carrying value of the Tiffany Square property and The Sevens Building as of September 30, 2008, which is recorded separately on the condensed consolidated statements of operations.

As required by SFAS No. 144, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the 901 Civic Center property have been excluded from our results from continuing operations for all periods presented herein. The financial results for the 901 Civic Center property are presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for the 901 Civic Center property are presented in the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 in the line items entitled “Property held for sale, net,” “Other assets related to property held for sale,” “Mortgage loan payable secured by property held for sale,” and “Other liabilities related to property held for sale, net.”

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise, gross margin and income taxes.

Segment Disclosure

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the periods ended September 30, 2008 and 2007.

Reclassifications

Certain reclassifications have been made to prior year and prior interim period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net loss.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, or FSP SFAS 157-1. FSP SFAS 157-1 excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP SFAS 157-2. FSP SFAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 and FSP SFAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP SFAS 157-1 did not have a material impact on our consolidated financial statements except with regards to enhanced disclosures (See Note 13 — Fair Value Measurement). We are evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to January 1, 2009 by FSP SFAS 157-2, and we have not yet determined the impact the adoption will have on our consolidated financial statements.

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

3.	Real Estate Investments — Operating Properties

Our consolidated properties consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Buildings and tenant improvements	$50,785,000	$52,968,000
Land	9,971,000	10,532,000

	60,756,000	63,500,000
Less: accumulated depreciation	(3,913,000)	(2,165,000)

	$56,843,000	$61,335,000

Depreciation expense was $590,000 and $455,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,748,000 and $1,050,000 for the nine months ended September 30, 2008 and 2007, respectively. Real estate related impairment charges of $3,200,000 were recorded against land, buildings and tenant improvements on two operating properties as of September 30, 2008.

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

Acquisitions During the Nine Months Ended September 30, 2008

We did not have any property acquisitions during the nine months ended September 30, 2008.

Dispositions During the Nine Months Ended September 30, 2008

We did not have any property dispositions during the nine months ended September 30, 2008.

Acquisitions During the Nine Months Ended September 30, 2007

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

Dispositions During the Nine Months Ended September 30, 2007

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Real Estate Investments — Investments in Unconsolidated Real Estate

We had the following investments in unconsolidated real estate as of September 30, 2008 and December 31, 2007:

			Carrying Value of	Carrying Value of
			Investment at	Investment at
		Ownership	September 30,	December 31,
Description	Location	Percentage	2008	2007

Enterprise Technology Center	Scotts Valley, CA	8.5%	$2,138,000	$2,232,000
Chase Tower	Austin, TX	14.8%	1,163,000	1,328,000
Executive Center II & III	Dallas, TX	41.1%	1,773,000	2,180,000

			$5,074,000	$5,740,000

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	September 30, 2008	December 31, 2007

Balance Sheet Data:
Assets (primarily real estate)	$165,400,000	$165,434,000

Mortgage loans payable and other debt	$117,481,000	$114,244,000
Other liabilities	16,675,000	17,040,000
Equity	31,244,000	34,150,000

Total liabilities and equity	$165,400,000	$165,434,000

Our share of equity	$5,074,000	$5,740,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$5,935,000	$6,285,000	$17,905,000	$18,518,000
Rental and other expenses	7,137,000	9,142,000	21,570,000	24,556,000

Net loss	$(1,202,000)	$(2,857,000)	$(3,665,000)	$(6,038,000)

Our equity in losses of unconsolidated real estate	$(146,000)	$(532,000)	$(777,000)	$(1,102,000)

Total mortgage loans payable and other debt of our unconsolidated properties are as follows as of September 30, 2008 and December 31, 2007:

	Ownership
Property	Percentage	September 30, 2008	December 31, 2007

Enterprise Technology Center	8.5%	$33,732,000	$34,263,000
Chase Tower	14.8%	67,131,000	63,633,000
Executive Center II & III	41.1%	16,618,000	16,348,000

Total		$117,481,000	$114,244,000

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

covenants and other requirements on a combined and individual basis. As of September 30, 2008, all unconsolidated properties were in compliance with all such covenants.

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The following unconsolidated properties have outstanding unsecured notes due to our manager as of September 30, 2008 and December 31, 2007. The notes bear interest at 8.00% per annum and are due on January 1, 2009.

	Ownership	Amount of
Property/Issue Date	Percentage	Loan

Executive Center II & III:
06/08/05	41.1%	$1,000,000
09/12/05	41.1%	200,000
10/18/05	41.1%	240,000
11/14/05	41.1%	5,000

Total		$1,445,000

On November 5, 2008, Executive Center II & III obtained an unsecured loan from NNN Realty Advisors. The unsecured note bears interest at 8.67% per annum and is due on February 2, 2009.

5.	Investments in Marketable Equity Securities

The historical cost and estimated fair market value of our investments in available-for-sale marketable equity securities are as follows as of September 30, 2008 and December 31, 2007:

	Historical	Gross Unrealized		Gross Realized		Estimated
September 30, 2008	Cost	Gains	Losses	Gains	Losses	Fair Market Value

Marketable equity securities	$1,700,000	$37,000	$—	$—	$(844,000)	$893,000

	Historical	Gross Unrealized		Gross Realized		Estimated
December 31, 2007	Cost	Gains	Losses	Gains	Losses	Fair Market Value

Marketable equity securities	$1,700,000	$—	$(646,000)	$—	$—	$1,054,000

During the three and nine months ended September 30, 2008, there were no sales of marketable equity securities. However, we believe that a decline in the value of our marketable equity security investments was other-than-temporary and recorded losses of $51,000 and $844,000 to reflect the fair value of such securities during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2007, sales of marketable equity securities resulted in realized gains of $30,000 and $336,000, respectively, and realized losses of $314,000 and $324,000, respectively.

In October 2008, we sold all of our investments in marketable equity securities. As a result of these sales, we recorded gains of $37,000.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.	Identified Intangible Assets

Identified intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

In-place leases, above market leases and tenant relationships, net of accumulated amortization of $3,096,000 and $1,684,000 as of September 30, 2008 and December 31, 2007, respectively (with a weighted average life of 43 months, 49 months, and 87 months for in-place leases, above market leases, and tenant relationships, respectively, as of September 30, 2008 and a weighted-average life of 45 months, 58 months, and 96 months for in-place leases, above market leases, and tenant relationships, respectively, as of December 31, 2007)	$6,695,000	$8,117,000

Amortization expense recorded on the identified intangible assets was $452,000 and $435,000 for the three months ended September 30, 2008 and 2007, respectively, which included $21,000 and $18,000, respectively, of amortization recorded against rental revenue for above market leases. Amortization expense recorded on the identified intangible assets was $1,422,000 and $854,000 for the nine months ended September 30, 2008 and 2007, respectively, which included $64,000 and $54,000, respectively, of amortization recorded against rental revenue for above market leases.

We also had intangible liabilities related to below-market leases of $145,000 and $195,000 as of September 30, 2008 and December 31, 2007, respectively, of which $17,000 and $50,000 was amortized as an increase to rental revenue for the three and nine months ended September 30, 2008, respectively, and $8,000 and $18,000 for the three and nine months ended September 30, 2007, respectively.

7.	Other Assets

Other assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Deferred rent receivable	$1,136,000	$1,266,000
Deferred financing costs, net of accumulated amortization of $761,000 and $396,000 as of September 30, 2008 and December 31, 2007, respectively	778,000	950,000
Lease commissions, net of accumulated amortization of $358,000 and $186,000 as of September 30, 2008 and December 31, 2007, respectively	1,026,000	1,081,000
Lease inducements, net of accumulated amortization of $94,000 and $321,000 as of September 30, 2008 and December 31, 2007, respectively	1,029,000	1,606,000
Prepaid expenses, deposits and other	12,000	—

	$3,981,000	$4,903,000

8.	Mortgage Loans Payable and Other Debt

We have fixed and variable rate mortgage loans payable secured by our consolidated properties of $69,124,000 and $71,682,000 as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the effective interest rates on mortgage loans payable ranged from 5.58% to 12.00% per annum and 5.95% to 10.00% per annum, respectively, and the weighted-average effective interest rate was 7.03% and 7.19% per annum, respectively. The loans mature at various dates

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

through October 2010 and require monthly interest-only payments. In addition, the senior loan on our 901 Civic Center property requires principal payments of $149,000 per month through October 2008. Commencing in November 2008, interest-only payments are required through maturity.

The composition of our aggregate debt balances as of September 30, 2008 and December 31, 2007 were as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007

Mortgage loans payable	$69,124,000	$71,682,000	7.03%	7.19%
Fixed rate and variable rate:
Fixed rate	$25,590,000	$26,000,000	7.04%	6.73%
Variable rate(1)	$43,534,000	$45,682,000	7.02%	7.45%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable.

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2008, we were in compliance with such covenants on all our mortgage loans.

Executive Center Loan Extension

On September 23, 2008, we exercised a third extension option on our mortgage loan at Executive Center, located in Dallas, Texas, or the Executive Center property, extending the maturity date to October 1, 2009. The mortgage loan originally matured on October 1, 2007. The material terms of the Executive Center Loan extension provide for: (i) a reduced principal loan amount of $4,500,000 plus deferred loan amendment fees, which required an immediate principal payment of $500,000; (ii) amendment of the interest rate to 12.0% per annum, with interest-only payments payable monthly; (iii) payment of loan origination and mortgage broker fees of $90,000; and (iv) payment of an amendment fee of $90,000, which amount was added to the outstanding principal balance of the loan and due upon loan maturity.

We are preparing to sell the Executive Center property and to use the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to sell the property by October 1, 2009. If we are unable to sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could have a material adverse affect on our operating activities and cash flow. Such material adverse effects may include: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) the lender seizing the income generated by the property; (iv) a reduction in our current and long-term liquidity; (v) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (vi) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

901 Civic Center Loan Modification

Senior Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC, our subsidiary, entered into a Modification of Loan Documents, or Senior Loan Modification, with NNN 901 Civic, LLC, an entity also managed by our manager,

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and LaSalle in connection with a mortgage loan on the 901 Civic Center property, evidenced by a promissory note in the amount of $10,000,000 in favor of LaSalle dated May 12, 2006, with a maturity date of May 12, 2008, or the Senior Promissory Note, and secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Deed.

The material terms of the Senior Loan Modification, effective as of May 12, 2008, provide for: (i) an extension of the maturity date of the Senior Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $8,382,000; (iii) principal payments to be made sufficient to reduce the outstanding principal balance of the loan to an amount resulting in a Combined Debt Service Ratio of 1.0 to 1.0, as defined in the Senior Loan Modification, requiring an immediate principal payment of $1,319,000; (iv) principal payments commencing on June 1, 2008 and on the first day of each of the subsequent five months thereafter, principal payments in the amount of $149,000 each; (v) a revised definition of the term Combined Debt Service Coverage Ratio, or CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (vi) customary representations and warranties; (vii) reaffirmation of guaranty; and (viii) a payment of an extension fee in the amount of $21,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Senior Loan Modification. The Senior Loan Modification, Senior Promissory Note and Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Senior Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Senior Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into.

Mezzanine Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC also entered into a Modification of Loan Documents, or Mezzanine Loan Modification, with NNN 901 Civic, LLC and LaSalle in connection with a mezzanine loan on the 901 Civic Center property, evidenced by a promissory note in the amount of $1,500,000 in favor of LaSalle dated May 12, 2006, with a maturity date of May 12, 2008, or the Mezzanine Promissory Note, and secured by a Junior Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Junior Deed.

The material terms of the Mezzanine Loan Modification, effective as of May 12, 2008, modify the Mezzanine Promissory Note, Junior Deed and related loan documents, to provide: (i) an extension of the maturity date of the Mezzanine Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $1,455,000; (iii) a revised definition of CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (iv) customary representations and warranties; (v) reaffirmation of guaranty; and (vi) a payment of an extension fee in the amount of $4,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Mezzanine Loan Modification. The Mezzanine Loan Modification, Mezzanine Promissory Note and Junior Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Mezzanine Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Mezzanine Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interest Rate Swap

NNN VF 901 Civic, LLC and NNN 901 Civic, LLC previously entered into an International Swap Dealers Association, Inc., or ISDA, Master Agreement and interest rate swap arrangement with LaSalle on May 12, 2006, in connection with the Senior Promissory Note and Mezzanine Promissory Note, as defined above, on the 901 Civic Center Property. In connection with the Senior Loan Modification and Mezzanine Loan Modification, NNN VF 901 Civic and NNN 901 Civic, LLC entered into an ISDA interest rate swap confirmation letter agreement, or the Swap, with LaSalle, for (i) a notional amount of $9,837,000; (ii) a trade date and effective date of June 18, 2008; (iii) a termination date of May 12, 2009; and (iv) a fixed rate payer payment date of: the first of each month, commencing on July 1, 2008 and ending on the termination date. Pursuant to the terms of the Swap, the Senior Promissory Note and Mezzanine Promissory Note bear interest at a fixed interest rate of 3.33% and have effective interest rates of 5.58% and 11.33%, respectively, as of September 30, 2008.

Other Debt

We have a margin securities account with the Margin Lending Program at Merrill Lynch which allows us to purchase securities on margin. The margin borrowing is secured by the securities purchased and cannot exceed 50.0% of the fair market value of the securities purchased. If the balance of the margin account exceeds 50.0% of the fair market value of the securities held, we will be subject to a margin call and required to fund the account to return the margin to 50.0% of the fair market value of the securities. The margin securities account bears interest at the Merrill Lynch based lending rate, subject to additional interest on a sliding scale based on the value of the margin account. We had no borrowings or repayments during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, we borrowed $999,000 and repaid $999,000 on margin. As of September 30, 2008 and December 31, 2007, there were no margin liabilities outstanding.

9.	Derivative Financial Instruments

Derivatives are recognized as either assets or liabilities in our condensed consolidated balance sheet and are measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities, or SFAS No. 133. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under SFAS No. 133, and accordingly, changes in fair value are included as a component of interest expense in our condensed consolidated statement of operations and comprehensive loss in the period of change.

The following table lists the derivative financial instrument held by us as of September 30, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 9,837,000	LIBOR	3.33%	$(7,000)	Swap	05/12/2009

The following table lists the derivative financial instrument held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 10,550,000	LIBOR	5.40%	$(33,000)	Swap	05/12/2008

We recorded $37,000 and $26,000 as a reduction to interest expense related to the change in the swap fair value, for the three and nine months ended September 30, 2008, respectively. We recorded $20,000 as an addition and $2,000 as a deduction to interest expense for the three and nine months ended September 30, 2007, respectively. The fair value of the derivative was $(7,000) and $(33,000) as of September 30, 2008 and December 31, 2007, respectively, and is included in accounts payable and accrued liabilities.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10.	Minority Interests

Minority interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly owned by us as of September 30, 2008 and December 31, 2007:

Entity	Date Acquired	Minority Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

As of September 30, 2008, we have advanced a total of $3,642,000 to the 901 Civic Center property to fund operating activities. This balance is eliminated in the consolidation of the 901 Civic Center property. We expect to receive repayment of these advances upon the eventual disposition of the property.

11.	Unit Holders’ Equity

Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of September 30, 2008 and December 31, 2007, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

During the nine months ended September 30, 2008 and 2007, distributions of $262 and $323 per unit were declared, respectively, aggregating approximately $2,617,000 and $3,217,000, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

Effective November 1, 2008, we suspended cash distributions to the Class A, Class B and Class C unit holders.

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

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and nine months ended September 30, 2008 and 2007 were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended September 30, 2008 and 2007, we incurred management fees to Realty of $169,000 and $96,000, respectively, and $424,000 and $266,000 for the nine months ended September 30, 2008 and 2007, respectively.

Real Estate Acquisition Fees

We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross sales price of a property. For the three months ended September 30, 2008 and 2007, we did not incur any acquisition fees to Realty or its affiliate. For the nine months ended September 30, 2008 and 2007, we incurred acquisition fees to Realty or its affiliate in the amount of $0 and $464,000, respectively.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the three months ended September 30, 2008 and 2007, we did not incur any real estate disposition fees to Realty or its affiliate. For the nine months ended September 30, 2008 and 2007, we incurred real estate disposition fees to Realty or its affiliate in the amount of $0 and $165,000, respectively.

Lease Commissions

We pay Realty a leasing commission fee, for its services in leasing any of our properties, equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended September 30, 2008 and 2007, we incurred lease commissions to Realty of $237,000 and $607,000, respectively, and $261,000 and $746,000 for the nine months ended September 30, 2008 and 2007, respectively.

Accounting Fees

We pay our manager accounting fees for record keeping services provided to us. For the three months ended September 30, 2008 and 2007, we incurred accounting fees to our manager of $23,000 and $10,000, respectively, and $61,000 and $46,000 for the nine months ended September 30, 2008 and 2007, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. We incurred construction fees to Realty of $23,000 and $34,000 for the three and nine months ended September 30, 2008, respectively. We did not incur any construction fees to Realty for the three and nine months ended September 30, 2007.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Loan Fees

We pay Realty or its affiliate a loan fee for its services in obtaining all loans obtaining by it for our properties during the term of the Property Management Agreement of 1.0% of the principal amount. We did not incur any loan fees to Realty or its affiliate for the three and nine months ended September 30, 2008 and 2007.

Related Party Notes Receivable/Payable and Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due to/from us for operating expenses incurred by us and paid by our manager or its affiliates.

In December 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of Executive Center II & III, one of our unconsolidated properties, on an unsecured basis. The unsecured note provides for interest at 8.00% per annum and all principal together with all accrued interest is due in full on December 1, 2008. We expect to extend the due date of the note to become due and payable upon the sale of Executive Center II & III. As of September 30, 2008 and December 31, 2007, the note receivable balance including accrued interest was $711,000 and $676,000, respectively.

In August 2008, we borrowed $111,000 from NNN Realty Advisors on an unsecured basis. The unsecured note provides for interest at 6.96% per annum and all principal together with all accrued interest is due in full on August 29, 2009.

In November 2008, we borrowed $88,000 from NNN Realty Advisors on an unsecured basis. The unsecured note provides for interest at 8.67% per annum and all principal together with all accrued interest is due in full on November 18, 2009.

13.	Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows:

		Other
	Observable	Observable	Unobservable
	Inputs	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale marketable equity securities	$893,000	$—	$—	$893,000

Total assets at fair value	$893,000	$—	$—	$893,000

Liabilities
Interest rate swap	$—	$7,000	$—	$7,000

Total liabilities at fair value	$—	$7,000	$—	$7,000

The valuation of our available-for-sale marketable securities is based on quoted prices in active markets for identical securities.

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14.	Commitments and Contingencies

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

Litigation

Neither we nor our properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

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

15.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor, per insured bank. As of September 30, 2008 and December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of September 30, 2008, we had an interest in one consolidated property located in Texas which accounted for 8.1% of our total rental revenue, one consolidated property located in Missouri which accounted for 39.3% of our total rental revenue, one consolidated property located in Colorado which accounted for 12.1% of our total rental revenue, one consolidated property located in North Carolina which accounted for 22.9% of our total rental revenue, and one consolidated property located in California which accounted for

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17.6% of our total rental revenue. These revenues are based on contractual base rent from leases in effect as of September 30, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of September 30, 2008, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2008 Annual	2008 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

McKesson Information Solutions, Inc.	$1,134,000	11.4%	Four Resource Square	59,000	06/30/12
General Services Administration (GSA) — Federal Bureau of Investigation (FBI)	$1,234,000	12.4%	901 Civic Center	49,000	05/03/12

*	Annualized rental revenue based on contractual base rent from leases in effect as of September 30, 2008.

As of September 30, 2007, four of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of			Lease
	2007 Annual	2007 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

McKesson Information Solutions, Inc.	$1,101,000	15.1%	Four Resource Square	59,000	06/30/12
GSA — FBI	$1,067,000	14.6%	901 Civic Center	49,000	03/14/08
PRC, LLC	$915,000	12.5%	Tiffany Square	96,000	05/31/13
Westwood College of Technology	$763,000	10.4%	Executive Center	44,000	01/31/13

*	Annualized rental revenue based on contractual base rent from leases in effect as of September 30, 2007.

16.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net loss from discontinued operations and the net gain on dispositions of operating properties sold for the periods presented are reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2008 and 2007, discontinued operations included the net income (loss) of the properties below:

Property	Date Purchased	Date Designated for Sale	Date Sold

901 Civic Center	April 24, 2006	September 26, 2008	N/A
Woodside	September 30, 2005	October 19, 2007	December 13, 2007
Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the income (loss) and expense components that comprise discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental revenue	$385,000	$1,008,000	$1,427,000	$2,803,000
Rental expense	95,000	(597,000)	(798,000)	(1,750,000)
Depreciation and amortization	(151,000)	(671,000)	(532,000)	(1,580,000)

Income (loss) before other expense	329,000	(260,000)	97,000	(527,000)
Interest expense and minority interests (including amortization of deferred financing costs)	(124,000)	(420,000)	(569,000)	(1,801,000)

Income (loss) from discontinued operations	205,000	(680,000)	(472,000)	(2,328,000)
Gain on sale of real estate including minority interest on sale of real estate	—	—	—	3,134,000

Total income (loss) from discontinued operations	$205,000	$(680,000)	$(472,000)	$806,000

Rental expense for the three months ended September 30, 2008 includes $414,000 of income related to bad debt expense recoveries that had been previously reserved during the six months ended June 30, 2008.

A summary of balance sheet information of the property held for sale as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007

Operating property, net of accumulated depreciation of $828,000 and $574,000, as of September 30, 2008 and December 31, 2007, respectively	$13,172,000	$13,262,000

Identified intangible assets, net of accumulated amortization of $264,000 and $767,000, as of September 30, 2008 and December 31, 2007, respectively	509,000	731,000
Lease commissions, net of accumulated amortization of $12,000 and $0, as of September 30, 2008 and December 31, 2007, respectively	439,000	281,000
Loan fees, net of accumulated amortization of $185,000 and $146,000, as of September 30, 2008 and December 31, 2007, respectively	28,000	30,000
Other assets	221,000	7,000

Total other assets	1,197,000	1,049,000

Total Assets	$14,369,000	$14,311,000

Mortgage loans payable	9,241,000	10,927,000

Security deposits, prepaid rent, and other liabilities	60,000	43,000

Total Liabilities	$9,301,000	$10,970,000

Minority interests	$69,000	$86,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2008 and December 31, 2007, together with our results of operations for the three and nine months ended September 30, 2008 and 2007, respectively, and cash flows for the nine months ended September 30, 2008 and 2007, respectively.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the financial impact of the downturn of the credit markets; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt; competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; statements regarding our ability to dispose of assets, the market conditions and timing of asset dispositions, and the sales price we will receive for the assets; our ongoing relationship with our manager (as defined below) and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the, Securities and Exchange Commission, or the SEC.

Overview and Background

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2008, we held interests in eight properties, including five consolidated interests in office properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of 837,000 square feet and three unconsolidated interests in office properties, or our unconsolidated properties, aggregating a total GLA of 1,137,000 square feet. As of September 30, 2008, 66.8% of the total GLA of our consolidated properties was leased. Our principal objectives have been to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors, merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively. As a result, our manager is managed by executive officers appointed by the board of directors of Grubb & Ellis and is no longer managed by a board of managers.

Business Strategy

Our primary business strategy has been to purchase properties with greater than average appreciation potential, and realize gains upon disposition of our properties. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land purchases we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon real estate market conditions, the credit markets and other factors, the property will be offered for sale. Proceeds from property sales may be invested in interest-bearing accounts and short-term interest-bearing securities or marketable equity securities. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

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

Acquisitions During the Nine Months Ended September 30, 2008

We did not have any property acquisitions during the nine months ended September 30, 2008.

Dispositions During the Nine Months Ended September 30, 2008

We did not have any property dispositions during the nine months ended September 30, 2008.

Acquisitions During the Nine Months Ended September 30, 2007

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

Dispositions During the Nine Months Ended September 30, 2007

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

Factors which may Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2007 Annual Report on Form 10-K filed with the SEC, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.

Rental Revenue

The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods.

On January 25, 2008, the property manager of Tiffany Square in Colorado Springs, Colorado, or the Tiffany Square property, was notified by PRC, LLC, or PRC, the Tiffany Square property’s largest tenant, that PRC had filed for protection under Chapter 11 of the United States Bankruptcy Code, or the Bankruptcy Code. PRC was a party to a lease agreement that was to terminate on May 31, 2013. As of September 30, 2008, PRC represents 65.9% of the Tiffany Square property’s annualized rental revenue and 8.0% of the total annualized rental revenue of the consolidated properties in NNN 2003 Value Fund, LLC based on contractual base rent from leases in effect as of September 30, 2008.

On May 6, 2008, we were notified by PRC that they had agreed to continue to lease the approximately 96,000 square foot space that they occupy at the Tiffany Square property under an amended lease, the terms of which have been approved by the creditors of PRC and which was executed on June 10, 2008. The terms of the amended lease provide for a four year term ending May 31, 2012 that allows PRC the right of early termination at the end of two years, upon 270 days notice. Under the amended lease, PRC’s rental rate is reduced from $10.00 per square foot to $8.29 per square foot effective June 1, 2008 through May 31, 2009. Beginning June 1, 2009, PRC’s rental rate is subject to annual increases for the remaining term of the amended lease. The terms of the amended lease became effective on June 1, 2008. PRC emerged from bankruptcy on June 30, 2008.

In conjunction with the amendment of the PRC lease, PRC’s lease inducement was decreased by approximately $804,000, to $1,123,000 as of June 30, 2008. The lease inducement asset (included in other assets, net in the condensed consolidated balance sheet) and related liability (included in accounts payable and accrued liabilities in the condensed consolidated balance sheet) were reduced as of June 30, 2008.

Scheduled Lease Expirations

As of September 30, 2008, our consolidated properties were 66.8% leased to 78 tenants. 1.2% of the leased GLA expires during the remainder of 2008. Our leasing strategy for 2008 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. Of the leases expiring in 2008, we anticipate, but cannot assure, that all of the tenants will renew for another term.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements.

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

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%

Revenues:
Rental revenue	$2,031,000	$1,161,000	$870,000	74.9%	$6,948,000	$3,280,000	$3,668,000	111.8%
Expenses:
Rental expense	1,298,000	673,000	625,000	92.9%	4,072,000	2,037,000	2,035,000	99.9%
General and administrative	94,000	186,000	(92,000)	(49.5)%	640,000	864,000	(224,000)	(25.9)%
Depreciation and amortization	1,083,000	917,000	166,000	18.1%	3,278,000	1,958,000	1,320,000	67.4%
Real estate related impairments	3,200,000	—	3,200,000	—%	3,200,000	—	3,200,000	—%

	5,675,000	1,776,000	3,899,000	219.5%	11,190,000	4,859,000	6,331,000	130.3%
Loss before other income (expense) and discontinued operations	(3,644,000)	(615,000)	(3,029,000)	(492.5)%	(4,242,000)	(1,579,000)	(2,663,000)	(168.7)%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,226,000)	(929,000)	(297,000)	(32.0)%	(3,682,000)	(2,247,000)	(1,435,000)	(63.9)%
Interest and dividend income	49,000	170,000	(121,000)	(71.2)%	232,000	447,000	(215,000)	(48.1)%
(Loss) gain on sale of marketable securities	—	(284,000)	284,000	100.0%	—	12,000	(12,000)	(100.0)%
Other-than-temporary impairment of marketable equity securities	(51,000)	—	(51,000)	—%	(844,000)	—	(844,000)	—%
Equity in losses and gain on sale of unconsolidated real estate	(146,000)	(532,000)	386,000	72.6%	(777,000)	(1,102,000)	325,000	29.5%
Other (expense) income	(1,000)	(18,000)	17,000	94.4%	(15,000)	65,000	(80,000)	(123.1)%
Minority interests	13,000	34,000	(21,000)	(61.8)%	25,000	104,000	(79,000)	(76.0)%

Loss from continuing operation before discontinued operations	(5,006,000)	(2,174,000)	(2,832,000)	(130.3)%	(9,303,000)	(4,300,000)	(5,003,000)	(116.3)%
Discontinued operations:
Gain on sale of real estate	—	—	—	—%	—	3,134,000	(3,134,000)	(100.0)%
Income (loss) from discontinued operations	205,000	(680,000)	885,000	130.1%	(472,000)	(2,328,000)	1,856,000	79.7%

Total (loss) income from discontinued operations	205,000	(680,000)	885,000	130.1%	(472,000)	806,000	(1,278,000)	(158.6)%

Net loss	$(4,801,000)	$(2,854,000)	$(1,947,000)	(68.2)%	$(9,775,000)	$(3,494,000)	$(6,281,000)	(179.8)%

Rental Revenue

Rental revenue increased $870,000, or 74.9%, to $2,031,000 during the three months ended September 30, 2008, compared to rental revenue of $1,161,000 for the three months ended September 30, 2007. The increase was primarily comprised of $1,150,000 related to rental revenue of The Sevens Building, located in St. Louis, Missouri, or The Sevens Building, that was acquired on October 25, 2007.

Rental revenue increased $3,668,000, or 111.8%, to $6,948,000 during the nine months ended September 30, 2008, compared to rental revenue of $3,280,000 for the nine months ended September 30, 2007. The increase was primarily comprised of $3,316,000 related to rental revenue of the Four Resource Square property and The Sevens Building. The Four Resource Square property was acquired on March 7, 2007.

Rental Expense

Rental expense increased $625,000, or 92.9%, to $1,298,000 during the three months ended September 30, 2008, compared to rental expense of $673,000 for the three months ended September 30, 2007. The increase was primarily comprised of $637,000 related to rental expense of The Sevens Building.

Rental expense increased $2,035,000, or 99.9%, to $4,072,000 during the nine months ended September 30, 2008, compared to rental expense of $2,037,000 for the nine months ended September 30, 2007. The increase was primarily comprised of $2,067,000 related to rental expense of the Four Resource Square property and The Sevens Building.

General and Administrative Expense

General and administrative expense consisted primarily of third-party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense decreased $92,000, or 49.5%, to $94,000 during the three months ended September 30, 2008, compared to general and administrative expense of $186,000 for the three months ended September 30, 2007. The decrease was primarily due to lower professional fees and consulting fees incurred.

General and administrative expense decreased $224,000, or 25.9%, to $640,000 during the nine months ended September 30, 2008, compared general and administrative expense of $864,000 for the nine months ended September 30, 2007. The decrease was primarily due to lower professional, consulting and valuation fees incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $166,000, or 18.1%, to $1,083,000 during the three months ended September 30, 2008, compared to depreciation and amortization expense of $917,000 for the three months ended September 30, 2007. The increase was primarily comprised of $403,000 related to the acquisition of The Sevens Building, offset by lower depreciation and amortization in the third quarter of 2008, compared to the third quarter of 2007 due to an early lease termination at Four Resource Square in the third quarter of 2007.

Depreciation and amortization expense increased $1,320,000, or 67.4%, to $3,278,000 during the nine months ended September 30, 2008, compared to depreciation and amortization expense of $1,958,000 for the nine months ended September 30, 2007. The increase was primarily due to depreciation and amortization related to the acquisitions of the Four Resource Square property and The Sevens Building.

Real Estate Related Impairments

Pursuant to Statement of Financial Accounting Standards No. 144, or SFAS No. 144, we recorded a real estate related impairment charge of $3,200,000 during the three and nine months ended September 30, 2008. As of September 30, 2008, we initiated a plan to sell 901 Civic Center in Santa Ana, California, or the 901 Civic Center property, and we classified it as property held for sale in the condensed consolidated financial statements as of September 30, 2008. During October 2008, we designated two additional properties as held for sale — Tiffany Square in Colorado Springs, Colorado, or the Tiffany Square property and The Sevens Building in St. Louis, Missouri, or The Sevens Building. Pursuant to SFAS No. 144, we assessed the value of the 901 Civic Center property, the Tiffany Square property and The Sevens Building as of September 30, 2008 given the reduced potential ownership holding periods for these properties. This valuation assessment resulted in us recognizing an impairment charge of $3,200,000 against the carrying value of the Tiffany Square property and The Sevens Building as of September 30, 2008, which is recorded separately on the condensed consolidated statements of operations. We did not record any real estate related impairments during the three and nine months ended September 30, 2007.

Interest Expense

Interest expense increased $297,000, or 32.0%, to $1,226,000 during the three months ended September 30, 2008, compared to interest expense of $929,000 for the three months ended September 30, 2007. The increase was primarily due to an increase in mortgage loans payable in connection with the acquisition of The Sevens Building.

Interest expense increased $1,435,000, or 63.9%, to $3,682,000 during the nine months ended September 30, 2008, compared to interest expense of $2,247,000 for the nine months ended September 30, 2007. The increase was primarily comprised of $1,362,000, as a result of an increase in mortgage loans payable in connection with the acquisitions of the Four Resource Square property and The Sevens Building.

Interest and Dividend Income

Interest and dividend income decreased $121,000, or 71.2%, to $49,000 during the three months ended September 30, 2008, compared to interest and dividend income of $170,000 for the three months ended September 30, 2007. The decrease was primarily due to lower interest income earned on our money market accounts as a result of lower average cash balances in our money market accounts in 2008, compared to the same period in 2007.

Interest and dividend income decreased $215,000, or 48.1%, to $232,000 during the nine months ended September 30, 2008, compared to interest and dividend income of $447,000 for the nine months ended September 30, 2007. The decrease was primarily due to lower interest income earned on our money market accounts as a result of lower average cash balances in our money market accounts in 2008, compared to the same period in 2007.

(Loss) Gain on Sale of Marketable Equity Securities

We did not have any sales of marketable equity securities during the three and nine months ended September 30, 2008. Loss on sale of marketable equity securities was $284,000 for the three months ended September 30, 2007 and gain on sale of marketable equity securities was $12,000 for the nine months ended September 30, 2007.

Other-than-Temporary Impairment of Marketable Equity Securities

We recorded an other-than-temporary impairment of marketable equity securities of $51,000 and $844,000 during the three and nine months ended September 30, 2008, respectively, to reflect the fair value of our marketable equity security investments since we believed that a decline in the value was other-than-temporary as of March 31, 2008, June 30, 2008 and September 30, 2008. We did not record any other-than-temporary impairment of marketable equity securities during the three and nine months ended September 30, 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate decreased $386,000, or 72.6%, to $146,000 during the three months ended September 30, 2008, compared to equity in losses of unconsolidated real estate of $532,000 for the three months ended September 30, 2007. Primarily contributing to the decreased loss was improved operating results at each of our three unconsolidated properties during the three months ended September 30, 2008.

Equity in losses of unconsolidated real estate decreased $325,000, or 29.5%, to $777,000 during the nine months ended September 30, 2008, compared to equity in losses of unconsolidated real estate of $1,102,000 for the nine months ended September 30, 2007. Primarily contributing to the decreased loss was improved operating results at Chase Tower located in Austin, Texas, or the Chase Tower property, due to the addition of new tenants and a higher occupancy rate at the property.

Minority Interests

Minority interests decreased $21,000, or 61.8%, to $13,000 during the three months ended September 30, 2008, compared to minority interests of $34,000 for the three months ended September 30, 2007. The decrease was primarily attributable to a decrease in net losses at the underlying properties.

Minority interests decreased $79,000, or 76.0%, to $25,000 during the nine months ended September 30, 2008, compared to minority interests of $104,000 for the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease of minority interest from a consolidated limited liability company, NNN Oakey Building 2003, LLC, of which we owned 75.4%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter 2007.

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

We did not sell any properties during the three and nine months ended September 30, 2008. Gain on sale of real estate including minority interest related to sale of real estate was $3,134,000 for the nine months ended September 30, 2007 and was comprised of again on sale of the Interwood property of $2,677,000 and a gain on sale of the Daniels Road land parcel of $457,000.

Income (Loss) from Discontinued Operations

Income from discontinued operations increased $885,000, or 130.1%, to $205,000 during the three months ended September 30, 2008, compared to a loss from discontinued operations of $680,000 for the three months ended September 30, 2007. Income from discontinued operations benefited from the collection of previously reserved accounts receivable balances during the three months ended September 30, 2008 at our 901 Civic Center property. Loss from discontinued operations for the three months ended September 30, 2007 was comprised primarily of a net operating loss of $453,000 at the 901 Civic Center property and a net operating loss of $300,000 at Woodside located in Beaverton, Oregon, or the Woodside property. The 901 Civic Center property is designated as held for sale at September 30, 2008. The Woodside property was sold on December 13, 2007.

Loss from discontinued operations decreased $1,856,000, or 79.7%, to $472,000 during the nine months ended September 30, 2008, compared to a loss from discontinued operations of $2,328,000 for the nine months ended September 30, 2007. The reduced loss from discontinued operations during the nine months ended September 30, 2008 was due primarily to improved leasing activity and operating results of the 901 Civic Center property. Loss from discontinued operations for the nine months ended September 30, 2007 was comprised primarily of a net operating loss of $1,055,000 at the 901 Civic Center property and a net operating loss of $1,411,000 at the Woodside property.

Net Loss

As a result of the above, net loss was $4,801,000 and $9,775,000 for the three and nine months ended September 30, 2008, respectively, compared to net loss of $2,854,000 and $3,494,000 for the three and nine months ended September 30, 2007, respectively.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. We expect to meet our short-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, primarily through the sale of our real estate investments.

Effective November 1, 2008, we suspended cash distributions to the Class A, Class B and Class C unit holders. The suspension of distributions allows us to conserve approximately $290,000 per month. It is anticipated that these funds will be applied towards future tenanting costs to lease spaces not covered by lender reserves and to supplement the lender reserve funding as necessary.

In the next 12 months, we have principal payments of $26,226,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties. If we cannot sell our real estate investments, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could have a material adverse affect on our operating activities and cash flows.

Sale of Real Estate Investments

As of September 30, 2008, we initiated a plan to sell the 901 Civic Center property and classified it as property held for sale in the condensed consolidated financial statements as of September 30, 2008. During October 2008, we designated two additional properties as held for sale — the Tiffany Square property and The

Sevens Building. Pursuant to SFAS No. 144, we assessed the value of the 901 Civic Center property, the Tiffany Square property and The Sevens Building as of September 30, 2008 given the reduced potential ownership holding periods for these properties. This valuation assessment resulted in us recognizing an impairment charge of $3,200,000 against the carrying value of the Tiffany Square property and The Sevens Building as of September 30, 2008, which is recorded separately on the condensed consolidated statements of operations. We are actively marketing all three properties for sale.

Cash Flows

Net cash used in operating activities was $2,072,000 for the nine months ended September 30, 2008, an improvement of $1,820,000, compared to cash used in operating activities of $3,892,000 for the nine months ended September 30, 2007. This improvement was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.

Cash flows used in investing activities was $755,000 for the nine months ended September 30, 2008, an improvement of $13,274,000, compared to cash used in investing activities of $14,029,000 for the nine months ended September 30, 2007. The improvement in cash flows used in investing activities between the two periods was primarily the result of changes in acquisitions and dispositions of real estate investments. During the nine months ended September 30, 2008, we had no acquisitions or dispositions of real estate. During the nine months ended September 30, 2007, we used cash of $23,862,000 to acquire one real estate property and we received cash of $11,491,000 from the sale of two real estate properties.

Cash flows used in financing activities was $3,911,000 for the nine months ended September 30, 2008, a decrease of $28,226,000, compared to cash provided by financing activities of $24,315,000 for the nine months ended September 30, 2007. The decrease in cash flows provided by financing activities was primarily due to significant changes in the level of financing activities between the two periods. During the nine months ended September 30, 2008, we received cash of $687,000 from borrowings on mortgage loans payable and other debt, and used cash of $3,475,000 for debt repayments and deferred financing costs. During the nine months ended September 30, 2007, cash provided from borrowings on mortgage loans payable and other debt was $36,046,000, and was offset by cash used for debt repayments and deferred financing costs of $7,227,000. In addition, distributions paid during the nine months ended September 30, 2008 were $600,000 less than distributions paid during the nine months ended September 30, 2007.

As a result of the above, cash and cash equivalents decreased $6,738,000 for the nine months ended September 30, 2008 to $1,470,000, compared to an increase in cash and cash equivalents of $6,394,000 for the nine months ended September 30, 2007.

Factors which may Influence Future Sources of Capital and Liquidity

Debt Financing

Mortgage loans payable were $69,124,000 and $71,682,000 as of September 30, 2008 and December 31, 2007, respectively. The decrease in mortgage loans payable balance of $2,558,000 during the nine months ended September 30, 2008 was due to a principal pay down of $1,915,000 on the 901 Civic Center property, a principal pay down of $830,000 on the Tiffany Square property and a principal pay down of $500,000 on the Executive Center property, offset by additional borrowings of $597,000 on our mortgage loan payable holdbacks at the 901 Civic Center property, The Sevens Building and the Four Resource Square property and a loan amendment fee of $90,000 added to the mortgage on the Executive Center property.

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of September 30, 2008 and December 31, 2007, $43,534,000, or 63.0%, and $45,682,000, or 63.7%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate ranging from 5.95% to 12.00% per annum as of September 30, 2008. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 5.58% to 11.33% per annum as of September 30, 2008. Loans mature at various dates through October 2010.

The composition of our aggregate debt balance as of September 30, 2008 and December 31, 2007 was as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007

Mortgage loans payable	$69,124,000	$71,682,000	7.03%	7.19%
Fixed rate and variable rate:
Variable rate(1)	$43,534,000	$45,682,000	7.02%	7.45%
Fixed rate	$25,590,000	$26,000,000	7.04%	6.73%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable.

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2008, we were in compliance with such covenants on all our mortgage loans.

The following table provides information with respect to the maturities and scheduled principal repayments of our aggregate debt balance as well as scheduled interest payments of our variable and fixed rate debt as of September 30, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2008)	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal payments — variable rate debt	$—	$43,534,000	$—	$—	$43,534,0000
Principal payments — fixed rate debt	—	25,590,000	—	—	25,590,000
Interest payments — variable rate debt (based on rate in effect at September 30, 2008)	2,293,000	2,211,000	—	—	4,504,000
Interest payments — fixed rate debt	1,350,000	2,710,000	—	—	4,060,000
Tenant improvement and lease commission obligations	714,000	—	—	—	714,000

Total	$4,357,000	$74,045,000	$—	$—	$78,402,000

As of September 30, 2008, the interest payments on 50.4% of our debt are either fixed or swapped to a fixed rate. The remaining 49.6% of our debt is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of September 30, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 9,837,000	LIBOR	3.33%	$(7,000)	Swap	05/12/2009

Investment in Marketable Equity Securities

As of September 30, 2008 and December 31, 2007, we had unrealized gains (losses) of $37,000 and $(646,000), respectively, from our investment in marketable equity securities. We evaluate the marketable equity securities within our portfolio at least quarterly to determine if a decline in the value of an equity security is other-than-temporary. If the decline is determined to be other-than-temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. As of March 31, 2008, June 30, 2008, and September 30, 2008 the decline in the value of our marketable equity security investments was determined to be other-than-temporary and we recorded losses of $51,000 and $844,000 during the three and nine months ended September 30, 2008, respectively.

In October 2008, we sold all of our investments in marketable equity securities. As a result of these sales, we recorded gains of $37,000.

Other Liquidity Needs

We have restricted cash balances of $2,435,000 as of September 30, 2008 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $315,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require up to $636,000 for the remainder of 2008. As of September 30, 2008, we had $411,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

Capital Resources

General

Our primary sources of capital are our ability to leverage any increased market value in the real estate assets we own, including proceeds from the sale of properties, our ability to obtain debt financing from third parties and related parties including, without limitation, our manager and its affiliates and our real estate operations. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from our manager or its affiliates are not negotiated on an arm’s length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.00% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.

Our primary uses of cash are to fund the payment of principal and interest on outstanding indebtedness, to fund capital investment in our existing portfolio of operating assets and to fund distributions to our unit holders. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances, leasing commissions, development of land and capital improvements. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

We may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including our manager and its affiliates. There are currently no limits or restrictions on the use of proceeds from our manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties. Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of a unit holder’s tax basis will generally constitute capital gain. Our distribution rate at 7.0% per annum (excluding special distributions) prior to the suspension of distributions effective November 1, 2008, has been the same among Class A, Class B and Class C unit holders since inception.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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

The table below presents, as of September 30, 2008, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total

Fixed rate debt - principal payments	$—	$4,590,000	$21,000,000	$—	$—	$—	$25,590,000
Weighted average interest rate on maturing debt	—%	12.00%	5.95%	—%	—%	—%	7.04%
Variable rate debt - principal payments(1)	$—	$21,636,000	$21,898,000	$—	$—	$—	$43,534,000
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2008)	—%	6.80%	7.25%	—%	—%	—%	7.02%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable.

As of September 30, 2008, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 5.58% to 12.00% per annum and a weighted average effective interest rate of 7.03% per annum. As of September 30, 2008, our mortgage loans payable consisted of $25,590,000, or 37.0%, of the total debt at a fixed interest rate of 7.04% per annum and $43,534,000, or 63.0%, of the total debt at a variable interest rate of 7.02% per annum.

An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of September 30, 2008, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $171,000, or approximately 7.1%.

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

As of September 30, 2008, an evaluation was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

Item 1.	Legal Proceedings.

Neither we nor our properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC, except as noted below and except that on June 2, 2008, Grubb & Ellis Realty Investors, LLC, our Manager, announced that the staff of the SEC Los Angeles Enforcement Division had informed them that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC), or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc), our dealer manager.

Some or all of the foregoing factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our unit holders or our ability to dispose of our investments.

If we are unable to pay the outstanding balances and all accrued interest on our mortgage loans that mature within the next 12 months, the respective lenders may declare us in default of the loans and exercise their remedies under the loan agreements, including foreclosure on the properties, which could have a material adverse effect on our operating activities and cash flow.

As of November 20, 2008, the mortgage loans on our 901 Civic Center property, Executive Center property and Tiffany Square property, which have a combined outstanding balance of approximately $25,928,000, mature within the next 12 months. We also have two unconsolidated loans that mature within the next 12 months, where our combined share of the outstanding balances is approximately $15,705,000 We are preparing to sell our 901 Civic Center property, Executive Center property, Tiffany Square property and our unconsolidated properties, and anticipate using the proceeds from these sales to pay off their respective mortgage loans. However, there can be no assurance that we will be able to sell any of these properties or refinance their mortgage loans by their respective loan maturity dates. If we are unable to sell the properties or obtain new financing to pay the respective lenders on as favorable terms as our existing loans on the properties, we may trigger an event of default under each loan, which may result in the foreclosure on the properties, which could have a material adverse effect on our operating activities and cash flow.

If we do not meet minimum financial covenants required by loans secured by our properties, or obtain waivers from the lenders, the lenders may declare us in default and exercise remedies under the loan agreements, including foreclosures on the properties, which could have a material adverse affect on our operating activities and cash flow.

Our existing mortgage loans payable contains restrictive covenants that require us to maintain specified financial ratios. Our ability to comply with these financial covenants may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with those financial covenants, certain nonfinancial covenants or to comply with the other restrictions contained in our existing credit facility could result in a default, which could cause such indebtedness under our existing credit facility to become immediately due and payable. In the event that we are in default, we may not be able to access alternative funding sources, or, if available to us, we may not be able to do so on favorable terms and conditions.

The recent downturn in the credit markets may increase the cost of borrowing and may make refinancing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there is a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets will have a material adverse effect on us resulting from, but not limited to, an inability to refinance our properties on favorable terms, if at all, increased refinancing costs or refinancing with increasingly restrictive covenants.

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

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors have had an affect on income from our properties, our ability to dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We have been required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates will reduce cash flow from leveraged properties; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our properties. Recently, AIG has announced that it has suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have announced measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our properties and our financial condition.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to repay debt obligations and fund operations.

The Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations and fund operations which could result in a decline in the value of your investment.

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

NNN 2003 Value Fund, LLC (Registrant)

November 20, 2008	/s/ Kent W. Peters
Date	Kent W. Peters Chief Executive Officer (principal executive officer)

November 20, 2008	/s/ Michael J. Rispoli
Date	Michael J. Rispoli Chief Financial Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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