Form 10-K
period 2008-12-31
NNN 2003 VALUE FUND LLC
filed 2009-03-31
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
☑

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

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $49,850,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 31, 2009, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2003 VALUE FUND, LLC
(a Delaware limited liability company)

PART I

Item 1.	Business.

The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

OUR COMPANY

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2008, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, and three unconsolidated properties, or our unconsolidated properties. Three of our consolidated properties are classified as held for sale as of December 31, 2008 and efforts are actively underway to market and sell these properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any real estate properties at this time.

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

Our manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available through our manager’s website at www.gbe-realtyinvestors.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing when accessed through our manager’s website. We do not maintain our own website or have an address or telephone number separate from our manager. Since we pay fees to our manager for its services, we do not pay rent for the use of their space.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

Business Strategy

Our primary business strategy has been to acquire properties with greater than average appreciation potential and realize gains upon their disposition. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land acquisitions, we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. Proceeds from property sales may be invested in interest-bearing accounts and short-term interest-bearing securities or marketable equity securities. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

As of December 31, 2008, we had three consolidated properties designated as held for sale — 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property and The Sevens Building, located in St. Louis, Missouri, or The Sevens Building. In addition, since December 31, 2008, we have designated four additional properties in 2009 as held for sale — a consolidated property, Executive Center I, located in Dallas, Texas, or the Executive Center I property, and our three unconsolidated properties, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, Executive Center II and III, located in Dallas, Texas, or the Executive Center II & III property and Chase Tower, located in Austin, Texas, or the Chase Tower property. We did not acquire or sell any properties in 2008.

Acquisition Strategies

We consider a number of factors relating to a potential property acquisition, including, without limitation, the following:

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

As of December 31, 2008, we held interests in five consolidated properties with one property each in Texas, California, Colorado, North Carolina and Missouri. Our consolidated properties were 66.1% leased as of December 31, 2008.

Disposition Strategies

We consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	our liquidity and capital needs;

•	our evaluation of outstanding debt, including maturity dates, defeasance costs (if applicable), assumability, loan to value ratio and ability to refinance;

•	our desire to exit non-performing markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market;

•	the general quality of the asset; and

•	our ability to sell the property at a price we believe would provide an attractive return to our unit holders.

Our manager has total discretion with respect to the disposition of our ownership interests in our properties.

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

FINANCING POLICIES

We have financed our investments through a combination of equity as well as secured debt. As of December 31, 2008, our consolidated properties were all subject to existing mortgage loans payable with an aggregate principal balance of $68,915,000 consisting of $25,590,000, or 37.1%, of fixed rate mortgage loans payable at a weighted-average interest rate of 7.04% per annum and $43,325,000, or 62.9%, of variable rate mortgage loans payable at a weighted-average interest rate of 6.02% per annum. As of December 31, 2008, we had fixed or swapped 50.1% of our outstanding mortgage loans payable at our consolidated properties, which limits the risk of fluctuating interest rates.

In addition, at times we utilize certain derivative financial instruments to limit interest rate risk. The derivatives we enter into are those which are used for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in our operating results.

TAX STATUS

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise, gross margin and income taxes.

DISTRIBUTION POLICY

We have three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2008 and 2007, 4,000 Class A units, 3,170 Class B units, and 2,800 Class C units were issued and outstanding, respectively. The rights and obligations of all unit holders are governed by the Operating Agreement. The declaration of distributions is determined by our manager who will determine the amount of distributions on a regular basis. The amount of distributions will depend on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.

Effective November 1, 2008, we suspended monthly cash distributions to all unit holders. The suspension of distributions allows us to conserve approximately $290,000 per month. It is anticipated that these funds will be applied towards future tenanting costs to lease spaces not covered by lender reserves and to supplement the lender reserve funding and other operating costs as necessary.

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

As of December 31, 2008, we held interests in properties located in Texas, California, Colorado, North Carolina, and Missouri. Other entities managed by our manager also own property interests in some of the same regions in which we own property interests and such properties are managed by our manager or its affiliates. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our manager or its affiliates. Our manager or its affiliates have interests that may vary from our interests in such geographic markets.

GOVERNMENT REGULATIONS

Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be adversely affected.

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

Other Federal, State and Local Regulations.  Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be adversely affected.

SIGNIFICANT TENANTS

As of December 31, 2008, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of
	2008	2008		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximate)	Date

GSA-FBI	$1,234,000	12.1%	901 Civic Center	49,000	05/03/12
McKesson Information Solutions, Inc.	$1,134,000	11.1%	Four Resource Square	59,000	06/30/12

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2008.

The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

As of December 31, 2008, we held interests in five consolidated properties with one property each located in: (i) Missouri, which accounted for 40.5% of our total rental revenue; (ii) North Carolina, which accounted for 22.4% of our total rental revenue; (iii) California, which accounted for 17.2% of our total rental revenue; (iv) Colorado, which accounted for 12.0% of our total rental revenue; and (v) Texas, which accounted for 7.9% of our total rental revenue. Rental revenue is based on contractual base rent from leases in effect as of December 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

EMPLOYEES

We have one executive officer and no employees. Substantially all work performed for us is performed by executive officers and employees of our manager or its affiliates.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We are in the business of acquiring, owning, managing, operating, leasing, developing, investing in and disposing of office buildings and value-add commercial office properties. We internally evaluate all of our properties as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

The uncertainty regarding our ability to generate the necessary cash flow to meet our financial obligations, and the effect of other unknown adverse factors could threaten our existence as a going concern.

Continuing as a going concern is dependent upon, among other things, generating sufficient cash flows to meet our obligations and pay our liabilities as they come due. In particular, we guaranteed the payment of approximately $2,500,000 of mortgage loans payable that mature in May 2009 related to one of our consolidated properties. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due. We are actively marketing this property for sale and anticipate the property will be sold in 2009. However, we can provide no assurance that a sale will occur prior to the maturity date of the mortgage loans, or if it is sold, that the net sale proceeds will be sufficient to repay the debt. In the event the net sale proceeds are insufficient to repay the mortgage loans, we would be required to fund repayment of the mortgage loans up to the guaranty of approximately $2,500,000. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable.

The audited consolidated financial statements of NNN 2003 Value Fund, LLC, contained elsewhere in this Annual Report on Form 10-K, have been prepared assuming that NNN 2003 Value Fund, LLC will be able to continue as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern. This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to secure funding, attract or retain tenants, and maintain and promote our properties, which could materially adversely affect our results of operations and cash flow. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have guaranteed a portion of the mortgage loan payable on our 901 Civic Center property and if we are unable to sell our 901 Civic Center property before the mortgage loan comes due, the lender may call our guaranty which would have a material adverse effect on our operations and liquidity.

As of March 31, 2009, we have an outstanding mortgage loan payable on our 901 Civic Center property that is due May 12, 2009 and is subject to a guaranty of up to $2,500,000. In the event that we are unable to sell the property by the due date of May 12, 2009, the lender may foreclose on the property and demand that we make payment on the $2,500,000 guaranty. As of March 31, 2009, we do not have the ability to fund the guaranty. In the event we are unable to fund the guaranty, we may be required to liquidate certain assets and/or file for protection under the bankruptcy code. As a result of this substantial risk, our auditors have issued a modified opinion expressing substantial doubt about our ability to continue as a going concern for the next twelve months.

We will rely on the disposition of a number of our properties to generate cash and fund our operations.

We have limited financial resources. As of December 31, 2008, cash on hand totaled $1,459,000, as compared to $8,208,000 as of December 31, 2007. In order to fund our operations for 2009 and beyond, our projected capital requirements will require us to sell a number of our properties. As of March 31, 2009, we own a combination of eight consolidated and unconsolidated properties and are marketing seven of those properties for sale.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our unit holders’ investments and our unit holders may lose some or all of their investment.

By owning units, our unit holders are subjected to the significant risks associated with owning real estate. The performance of our unit holders’ investments in us is subject to risks related to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If our properties decrease in value, the value of our unit holders’ investments will likewise decrease and they may lose some or all of their investment.

If we acquire assets, or have acquired assets, at a time when the commercial real estate market is or was experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase, or have purchased, may not appreciate or may decrease in value.

In recent years, the commercial real estate market experienced a substantial influx of capital from investors. This substantial inflow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. To the extent we acquired real estate in such an environment, we are subject to the risk that if the real estate market attracts reduced levels of capital investment in the future, or if the number of buyers seeking to acquire such assets decreases, our returns will be lower and the value of our assets will be significantly below the amount we paid for such assets.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for our operations.

Our investments are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties depends upon the ability of the tenants at our properties to generate enough revenue in excess of their operating expenses to make their rent payments to us. Changes beyond our control may adversely affect our tenants’ ability to make their rent payments to us and, in such event, would substantially reduce our income from operations. These changes include, among others, the following:

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

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their rent payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues. Moreover, as of December 31, 2008, rent paid by the ten largest tenants at our consolidated properties represented 61.0% of our annualized rental revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

If we are unable to find buyers for our properties at their expected sales prices, the resulting shortfall would have a material adverse effect on our operations.

As of March 31, 2009, none of our properties are subject to a binding sales agreement providing for their disposition. In calculating our capital requirements, we have determined that we may have to sell a number of our properties. We have assumed that we will be able to find buyers for our properties at amounts based on our best estimate of their market value. However, we could have overestimated the sales price that we would ultimately be able to obtain for any of our properties. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of a property’s fair value. If we are unable to find buyers for our properties in a timely manner, or if we have overestimated any of the sales prices we expect to receive, our operations would be adversely affected. Furthermore, our cash projections are based upon internal valuations of our properties; however real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net proceeds from the sale of any of our properties could also be adversely affected by the terms of prepayment or assumption costs associated with debt encumbering a property. In addition, co-ownership matters regarding our unconsolidated properties, transactional fees and expenses, environmental contamination at any of our property or unknown liabilities, if any, may adversely affect the net liquidation proceeds from any property.

If we are unable to pay the outstanding balances and all accrued interest on our mortgage loans that mature within the next 12 months, the respective lenders may declare us in default of the loans and exercise their remedies under the loan agreements, including foreclosure on the properties, which could have a material adverse effect on our operating activities and cash flow.

As of March 31, 2009, the mortgage loans on the 901 Civic Center property, the Executive Center I property, the Tiffany Square property and the Four Resource Square property, which have a combined outstanding balance of approximately $47,725,000, all mature within the next 12 months. We also have two unconsolidated loans related to our unconsolidated properties that mature within the next 12 months, where our combined share of the outstanding balances is approximately $15,894,000. As of March 31, 2009, seven of our eight consolidated and unconsolidated properties are being marketed for sale. We anticipate selling these properties before their respective loan maturity dates and anticipate using the proceeds from these sales to pay off their respective mortgage loans. However, there can be no assurance that we will be able to sell any of these properties or refinance their mortgage loans by their respective loan maturity dates. If we are unable to sell the properties or obtain new financing to pay the respective lenders on as favorable terms as our existing loans on the properties, we may trigger an event of default under each loan, which may result in the foreclosure on the properties, which could have a material adverse effect on our operating activities and cash flow.

If we do not meet certain minimum financial covenants required by loans secured by our properties, or obtain waivers from the lenders, the lenders may declare us in default and exercise remedies under the loan agreements, including foreclosures on the properties, which could have a material adverse effect on our operating activities and cash flow.

Our existing mortgage loans payable contain restrictive financial and non-financial covenants and certain of our mortgage loans payable require us to maintain specified financial ratios. Our ability to comply with these covenants may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with those financial covenants, certain non-financial covenants or to comply with the other restrictions contained in our existing credit facility could result in a default, which could cause such indebtedness under our existing credit facility to become immediately due and payable. In the event that we are in default, we may not be able to access alternative funding sources, or, if available to us, we may not be able to do so on favorable terms and conditions.

The recent downturn in the credit markets may increase the cost of borrowing, and may make it difficult for us to obtain extensions or renewals or refinancings for our maturing mortgages and for prospective buyers of our properties to obtain financing, which would have a material adverse effect on our operations.

Recent events in the financial markets have had an adverse effect on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have an adverse effect on our ability to obtain extensions or renewals or refinancing for our maturing mortgages on favorable terms, if at all, and also on our prospective buyers’ ability to obtain financing on favorable terms, if at all. The negative impact of the recent adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations.

We may be unable to secure funding for future capital improvements, which could adversely impact our ability to attract or retain tenants and subsequently fund our operations.

In order to attract and retain tenants, our properties may be required to expend funds for capital improvements. In addition, our properties may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If any of our properties have insufficient capital reserves, it would have to obtain financing from other sources. Our properties have established capital reserves in amounts that we, in our discretion, believe is necessary. However, lenders also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet a property’s cash needs, that property may have to obtain financing to fund its cash requirements. We cannot assure our unit holders that sufficient financing will be available to any of our properties or, if available, will be available to them on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements will increase interest expense, which could have a material adverse effect on our ability to fund our operations.

Our use of borrowings to fund or partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our mortgage loan documents may restrict our operating or acquisition activities.

We rely on borrowings and other external sources of financing to fund or partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2008, we had $68,915,000 of mortgage loans payable outstanding related to our portfolio of properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or mortgage loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the mortgage loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the mortgage loan. If we were to breach such covenants or obligations, we may then have to sell our properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of our properties through foreclosure. Additionally, if the lender were to seize the income from the property securing a mortgage loan, we would no longer have any discretion over the use of the income, which may prevent us from making distributions to our unit holders.

Our results of operations, our ability to pay distributions to our unit holders and our ability to dispose of our properties are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors have had an effect on income from our properties, our ability to dispose of properties, and yields from our properties:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We have been required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels;

•	early termination of leases could lead to lower occupancy levels and reduced operating results;

•	changes in interest rates and availability of debt financing could render the sale of properties difficult or unattractive;

•	periods of high interest rates will reduce cash flow from leveraged properties; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our properties. During 2008, AIG announced that it suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have provided measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our properties and our financial condition.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to repay debt obligations and fund operations.

Through 2009, the Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank and after 2009, the FDIC will only insure up to $100,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations and fund operations, which could result in a decline in the value of our unit holders’ investments.

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

Distributions paid by us have, and may in the future, include a return of capital.

During the years ended December 31, 2008 and 2007, distributions paid by us included a return of capital, and any future distributions paid to our unit holders may include a return of capital as well as a return in excess of capital.

Effective November 1, 2008, we suspended monthly cash distributions to our unit holders.

We could be treated as a publicly-traded partnership for U.S. federal income tax purposes.

We could be deemed to be a publicly-traded partnership for U.S. federal income tax purposes if our interests are either (i) traded on an established securities market, or (ii) readily tradable on a secondary market (or the substantial equivalent thereof). If we are treated as a publicly-traded partnership, we may be taxed as a corporation unless we meet certain requirements as to the nature of our income. In such circumstances, our income (including gains from the sale of our assets, if any) would be subject to corporate-level tax, which could reduce distributions to our unit holders. While we do not believe that we will be taxed as a corporation, we have not requested a ruling from the Internal Revenue Service, or the IRS, and there can be no assurance that the IRS will not successfully challenge our status as a partnership.

Our properties face significant competition.

We face significant competition from other property owners, operators and developers. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we are willing to provide. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could reduce distributions to our unit holders. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely affect our results of operations, liquidity and financial condition. In the event that we elect to acquire additional properties, we will compete with other buyers who are also interested in acquiring such properties, which may result in an increase in the cost that we pay for such properties or may result in us ultimately not being able to acquire such properties. At the time we elect to dispose of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from their disposal or receiving no net proceeds at all.

Competition with entities that have greater financial resources may limit our real estate investment opportunities.

We compete for real estate investment opportunities with entities with substantially greater financial resources than we may have. These entities may be able to accept more risk than we can manage wisely. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties. In addition, we believe that competition from entities organized for purposes similar to ours has increased and is likely to increase in the future.

We incur significant and potentially increasing costs in connection with Exchange Act and Sarbanes-Oxley Act compliance and we may become subject to liability for any failure to comply.

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

The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We were formed prior to the enactment of these new corporate governance standards and did not intend to become subject to those provisions. As a result, we did not have all of the necessary procedures and policies in place at the time of their enactment. Any failure to comply with the Sarbanes-Oxley Act could result in fees, fines, penalties or administrative remedies.

Erroneous disclosures in the prior performance tables in our private placement offering could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

In connection with our offering of the sale of our units from July 11, 2003 through October 14, 2004, we disclosed the prior performance of all public and private investment programs sponsored by our manager. Our manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented based on generally accepted accounting principles in the United States of America, or GAAP. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our manager have invested either along side or in other programs sponsored by our manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage principal payments were not reported. In general, the unaudited resulting effect on our manager’s program and aggregate portfolio operating results is: (i) an aggregate overstatement of $1,730,000 attributable to its private real estate programs; and (ii) an aggregate understatement of $1,405,000 attributable to its private notes programs, resulting in a total net overstatement of approximately $325,000 for cash generated after payment of cash distributions.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that we will be able to dispose of a property when we want or need to. Consequently, the sales price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more properties.

Our portfolio lacks geographic diversity due to its limited size and the fact that as of December 31, 2008, we held property ownership interests in only five states: Texas, California, Colorado, North Carolina, and Missouri. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our manager or its affiliates. Our manager or its affiliates have interests that may vary from our interests in such states.

As of December 31, 2008, we had a 40.5% concentration of tenants in our Missouri property, based on our aggregate annual rental revenue. We are susceptible to adverse developments in Missouri (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Missouri state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, Missouri commercial property market (such as oversupply of or reduced demand for commercial property). Any adverse economic or real estate developments in Missouri, or any decrease in demand for office space resulting from Missouri’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay distributions to our unit holders. We cannot assure the continued growth of the Missouri economy or the national economy or our future growth rate.

Our properties may face competition from other properties owned, operated or managed by our manager or its affiliates.

As of December 31, 2008, our manager or its affiliates, G REIT Liquidating Trust (successor of G REIT, Inc.), T REIT Liquidating Trust (successor of T REIT, Inc.), Grubb & Ellis Healthcare REIT, Inc. and NNN 2002 Value Fund, LLC, currently own, operate or manage properties that may compete with our properties in Texas, California, Colorado, North Carolina, and Missouri. These properties may compete with our properties, which may affect: (i) our ability to attract and retain tenants, (ii) the rents we are able to charge, and (iii) the value of our investments in our properties. Our manager’s or its affiliates’ interest in, operation of, or management of these other properties may create conflicts between our manager’s fiduciary obligations to us and its fiduciary obligations to, or pecuniary interest in, these competing properties. Our manager’s management of these properties may also limit the time and services that our manager devotes to us because it will be providing similar services to these other properties.

Losses for which we either could not or did not obtain insurance will significantly increase our losses and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

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

We have acquired our interests in the Chase Tower property, the Enterprise Technology Center property and the Executive Center II & III property through co-ownership arrangements with one or more affiliates of our manager and/or entities that are also managed by our manager. The terms of these co-ownership arrangements may be more favorable to the other co-owners than to our unit holders. In addition, key decisions, such as sales, refinancing and new or amended leases, must be approved by the unanimous consent of the co-owners.

Our co-ownership arrangements contain risks not present in wholly owned properties.

Investing in properties through co-ownership arrangements, including investments held as tenant in common, or TIC, or through interests in limited liability companies, subjects those investments to risks not present in a wholly owned property, including, without limitation, the following:

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

Actions by co-owner(s) might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our available cash. The co-ownership arrangements generally limit our ability to manage properties in our sole judgment and best interests including, without limitation, decisions regarding capital improvements, renewing or entering new tenant leases, refinancing a property or selling a property. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem it best for our unit holders.

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

We are managed by our manager, which is a subsidiary of Grubb & Ellis, and our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our manager, its executive officers and its employees in the determination of any financing arrangements, the management and disposition of our assets and the operation of our day-to-day activities. We rely on the management ability of our manager as well as the management of any entities or ventures in which we co-invest. If our manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Grubb & Ellis’ business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in Grubb & Ellis’ industry, which Grubb & Ellis anticipates will continue through 2009. In March 2009,

Grubb & Ellis reported that due to the disruptions in the credit markets, the severe and extended general economic recession, and the significant decline in the commercial real estate market in 2008, it anticipates that it will report a significant decline in operating earnings and net income for the fourth calendar quarter of 2008 as compared to the fourth quarter of 2007 and for the year ended December 31, 2008 as compared to the year ended December 31, 2007. In addition, Grubb & Ellis anticipates that it will recognize significant impairment charges to goodwill, impairments on the value of real estate assets held as investments, and additional charges related to its activities as a sponsor of investment programs in the quarter ended December 31, 2008. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Grubb & Ellis has already experienced, and would continue to put downward pressure on Grubb & Ellis’ revenues and operating results. To the extent that any decline in Grubb & Ellis’ revenues and operating results impacts the performance of our manager, our results of operations and financial condition could also suffer.

Since our cash flow is not assured, we may not pay distributions in the future.

Our ability to pay distributions has been adversely affected by the risks described herein. Effective November 1, 2008, we suspended monthly cash distributions to our unit holders. We cannot assure our unit holders that we will be able to pay distributions in the future. We also cannot assure our unit holders that the receipt of proceeds from future property dispositions will necessarily increase our cash available for distribution to our unit holders.

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

In order to maintain our exemption from regulation under the Act, we must engage primarily in the business of buying real estate. In addition, in order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may possibly lower our unit holders’ returns.

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

Increases in our insurance rates could adversely affect our cash flow and our ability to fund our operations.

We cannot assure that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to fund our operations.

Our properties are subject to property taxes that may increase in the future, which could adversely affect our ability to sell them to fund our operations.

Our properties are subject to property taxes that may increase as tax rates change and as they are reassessed by taxing authorities. If property taxes increase, our ability to sell our properties to fund our operations could be adversely affected.

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

Our manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust, is the managing member of the advisor of Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT II, Inc. and manages NNN 2002 Value Fund, LLC as well as other private TIC programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our manager also serve as officers and directors of Grubb & Ellis Healthcare REIT, Inc.

Additionally, our manager is a wholly owned indirect subsidiary of Grubb & Ellis and certain executive officers and employees of our manager own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our manager, Grubb & Ellis and their affiliated entities. These conflicts of interest could:

•	limit the time and services that our manager devotes to us, because it will be providing similar services to G REIT Liquidating Trust, T REIT Liquidating Trust, NNN 2002 Value Fund, LLC, Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Healthcare REIT II, Inc. and other real estate investment programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our manager and its affiliates; and

•	impair our ability to compete for the acquisition or disposition of properties with other real estate entities that are also advised by our manager and its affiliates and seeking to acquire or dispose of properties at or about the same time as us.

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

Real Estate Investments

As of December 31, 2008, we owned five consolidated office properties with one property each located in Texas, California, Colorado, North Carolina, and Missouri aggregating a gross leaseable area, or GLA, of approximately 837,000 square feet. We also owned interests in three unconsolidated office properties located in Texas and California with an aggregate GLA of approximately 1,136,000 square feet.

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

The following table presents certain additional information about our consolidated and unconsolidated properties as of December 31, 2008:

							% Total of		Annual
		GLA	% of	%	Date	Annualized	Annualized	Physical	Rent Per
Property	Property Location	(Sq Ft)	GLA	Owned	Acquired	Rent(1)	Rent	Occupancy	Sq Ft.(2)

Consolidated Properties:
Executive Center I	Dallas, TX	205,000	24.5%	100%	12/30/2003	$806,000	7.9%	21.2%	$18.50
901 Civic Center	Santa Ana, CA	99,000	11.8	96.9%	4/24/2006	1,764,000	17.2	74.4%	$23.87
Tiffany Square	Colorado Springs, CO	184,000	22.0	100%	11/15/2006	1,231,000	12.0	75.7%	$8.83
Four Resource Square	Charlotte, NC	152,000	18.2	100%	3/7/2007	2,288,000	22.4	78.3%	$19.23
The Sevens Building	St. Louis, MO	197,000	23.5	100%	10/25/2007	4,148,000	40.5	90.3%	$23.28

Total /Weighted Avg.		837,000	100%			$10,237,000	100%	66.1%	$18.48

Unconsolidated Properties:
Executive Center II & III	Dallas, TX	381,000		41.1%	8/1/2003	$4,503,000		79.8%	$14.79
Enterprise Technology Center	Scotts Valley, CA	369,000		8.5%	5/7/2004	6,078,000		56.2%	$29.34
Chase Tower	Austin, TX	386,000		14.8%	7/3/2006	4,397,000		95.2%	$11..97

Totals /Weighted Avg.		1,136,000				$14,978,000		77.3%	$17.60

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

(2)	Average annual rent per occupied square foot as of December 31, 2008.

Our investments in unconsolidated real estate consist of certain investments where we have purchased a membership interest in a limited liability company that has invested in a property or a direct TIC ownership in a property. The following table presents additional information regarding our investments in unconsolidated properties as of December 31, 2008 and 2007:

		Ownership	December 31,
Description	Location	Percentage	2008	2007

Executive Center II & III	Dallas, TX	41.1%	$1,861,000	$2,180,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	1,312,000	2,232,000
Chase Tower	Austin, TX	14.8%	861,000	1,328,000

Total			$4,034,000	$5,740,000

During the year ended December 31, 2008, we recognized an investment related impairment charge of $900,000 related to our investments in unconsolidated real estate to reduce the carrying amount of these investments to their estimated fair values.

The following information applies to our consolidated properties and our investments in unconsolidated properties:

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

The following is a summary of our ownership information for the properties in which we own an interest as of December 31, 2008:

NNN 2003 Value Fund, LLC

The following is a summary of our ownership information for the properties in which we own less than a 100% interest:

901 Civic Center Drive Building Ownership

The following is a summary of our relationships with entities with ownership interests in the 901 Civic Center property as of December 31, 2008.

*	An entity also managed by our manager.

Chase Tower Ownership

The following is a summary of our relationships with entities with ownership interests in the Chase Tower property as of December 31, 2008.

*	An entity also managed by our manager.

Enterprise Technology Center Ownership

The following is a summary of our relationships with entities with ownership interests in Enterprise Technology Center property as of December 31, 2008.

Executive Center II & III Ownership

The following is a summary of our relationships with entities with ownership interests in the Executive Center II & III property as of December 31, 2008.

*	An entity also managed by our manager.

Lease Expirations

The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our consolidated properties as of December 31, 2008, by number of leases expiring, square feet, percentage of leased area, annual base rent, and percentage of annual rent.

			% of Leased		% of Total
			Area	Annual Rent	Annual Rent
	Number of	Total Sq. Ft. of	Represented by	Under	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases(1)

2009	14	62,000	11.9%	$1,304,000	12.7%
2010	19	61,000	11.7	1,365,000	13.3
2011	16	50,000	9.6	1,039,000	10.1
2012	13	216,000	41.4	4,034,000	39.4
2013	6	69,000	13.2	1,070,000	10.5
2014	3	25,000	4.8	491,000	4.8
2015	2	16,000	3.1	209,000	2.0
2016	—	—	—	—	—
2017	1	3,000	0.6	68,000	0.7
2018	1	20,000	3.8	408000	4.0
Thereafter	—	—	—	—	—

Total	75	522,000	100%	$9,988,000	97.6%

(1)	The annual rent percentage is based on the total annual base rent as of December 31, 2008, which, in addition to leases with scheduled expirations as included in this table, include certain tenants that have leases extended on a monthly basis.

Geographic Diversification/Concentration Table

The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2008.

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent

Missouri	1	197,000	23.5%	$4,148,000	40.5%
North Carolina	1	152,000	18.2	2,288,000	22.4
California	1	99,000	11.8	1,764,000	17.2
Colorado	1	184,000	22.0	1,231,000	12.0
Texas	1	205,000	24.5	806,000	7.9

Total	5	837,000	100%	$10,237,000	100%

Indebtedness

As of December 31, 2008, we had secured mortgage loans payable outstanding on all of our consolidated properties, representing an aggregate principal amount of $68,915,000 consisting of $25,590,000, or 37.1%, of fixed rate mortgage loans payable at a weighted-average interest rate of 7.04% per annum and $43,325,000, or 62.9%, variable rate mortgage loans payable at a weighted-average interest rate of 6.02% per annum. All mortgage loans mature between May 2009 through October 2010. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9, Mortgage Loans Payable and Other Debt and Note 10, Derivative Financial Instruments, to the consolidated financial statements, for further discussion.

Item 3.  Legal Proceedings.

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

No matters were submitted to a vote of unit holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units. The units are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The units are not transferable except by operation of law or upon the death of a unit holder.

As of December 31, 2008, there were no outstanding options or warrants to purchase, or securities convertible into units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 31, 2009, there were 851 unit holders of record with 324, 249 and 278 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.

Distributions

Effective November 1, 2008, we suspended cash distributions to all unit holders.

The Operating Agreement provides that Class A unit holders receive a 10.0% priority return, Class B unit holders receive a 9.0% priority return and Class C unit holders receive an 8.0% priority return.

The distributions declared per Class A unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2008	2007

March 31	$88	$88
June 30	$88	$147
September 30	$87	$88
December 31	$29	$88

The distributions declared per Class B unit in each quarter since January 1, 2007 is as follows:

Quarters Ended	2008	2007

March 31	$88	$88
June 30	$88	$147
September 30	$87	$88
December 31	$29	$88

The distributions declared per Class C unit in each quarter since January 1, 2007 is as follows:

Quarters Ended	2008	2007

March 31	$88	$88
June 30	$88	$147
September 30	$87	$88
December 31	$29	$88

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

Equity Compensation Plan Information

We have no equity compensation plan as of December 31, 2008.

Item 6.  Selected Financial Data.

The following tables set forth our selected consolidated financial and operating information on a historical basis. The following should be read with the sections titled Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto.

	December 31,
Selected Financial Data	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Total assets(1)	$72,215,000	$108,681,000	$77,056,000	$145,190,000	$67,334,000
Mortgage loans payable, including properties held for sale	$68,915,000	$71,682,000	$37,186,000	$93,492,000	$23,625,000
Unit holders’ (deficit) equity	$(279,000)	$30,865,000	$34,772,000	$40,521,000	$37,102,000

	Years Ended December 31,
	2008	2007	2006	2005	2004

OPERATING DATA:
Rental revenue	$3,087,000	$2,965,000	$766,000	$776,000	$653,000
Rental expense	$2,058,000	$1,871,000	$909,000	$971,000	$1,084,000
General and administrative expense	$788,000	$1,050,000	$709,000	$1,272,000	$339,000
Real estate related impairments	$6,400,000	$—	$—	$—	$—
Interest expense	$2,314,000	$2,046,000	$560,000	$447,000	$638,000
(Loss) income from continuing operations	$(12,719,000)	$(4,709,000)	$(2,244,000)	$858,000	$(2,157,000)
(Loss) income from discontinued operations	$(16,163,000)	$(4,164,000)	$(4,431,000)	$253,000	$(145,000)
Gain on sale of real estate	$—	$9,702,000	$7,056,000	$5,802,000	$—
Net (loss) income	$(28,882,000)	$829,000	$381,000	$6,913,000	$(2,302,000)
Distributions paid	$2,908,000	$4,090,000	$5,997,000	$3,493,000	$1,908,000
OTHER DATA:
Cash flows (used in) provided by operating activities	$(2,600,000)	$(4,018,000)	$(4,789,000)	$238,000	$2,476,000
Cash flows (used in) provided by investing activities	$352,000	$(17,530,000)	$15,867,000	$(64,529,000)	$(45,158,000)
Cash flows (used in) provided by financing activities	$(4,501,000)	$29,112,000	$(21,194,000)	$65,155,000	$49,953,000
Number of consolidated properties at year end(3)	5	5	6	6	5
Rentable square feet	837,000	837,000	763,000	951,000	649,000
Occupancy of consolidated properties	66.1%	64.9%	52.8%	66.8%	62.4%

(1)	Total assets increased in 2005 primarily due to the acquisition of the 3500 Maple property in December 2005.

(2)	Distributions per unit are based upon the weighted-average number of units outstanding.

(3)	Total number of consolidated properties includes the Daniels Road land parcel in 2005 and 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2008 and 2007, together with our results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our manager (as defined below); and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or the SEC.

Overview and Background

We are a Delaware limited liability company formed on June 19, 2003 to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2008, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, aggregating a total gross leaseable area, or GLA, of approximately 837,000 square feet, and three unconsolidated interests in properties, or our unconsolidated properties, aggregating a total GLA of approximately 1,136,000 square feet. As of December 31, 2008, 66.1% of the total GLA of our consolidated properties was leased. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any real estate properties at this time.

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to

us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

Business Strategy

Our primary business strategy has been to acquire properties with greater than average appreciation potential and realize gains upon their disposition. In order to increase the value of our properties, we actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the case of land acquisitions we expect to increase the value of the land by preparing the land for development. We intend to own and operate our properties for approximately one to five years and, after that time, depending upon market conditions and other factors, the property will be offered for sale. Proceeds from property sales may be invested in interest-bearing accounts and short-term interest-bearing securities or marketable equity securities. Such investments may include, for example, investments in marketable equity securities, certificates of deposit and interest-bearing bank deposits.

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

Acquisitions and Dispositions in 2008

We did not acquire or dispose of any properties during 2008. We made a capital contribution of $224,000 during 2008 to Chase Tower, located in Austin, Texas, or the Chase Tower property, to fund operations. We have a 14.8% ownership interest in the Chase Tower property, an unconsolidated property.

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

The Sevens Building — St. Louis, Missouri

On October 25, 2007, we acquired The Sevens Building, located in St. Louis, Missouri, or The Sevens Building, for a contract purchase price of $28,250,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with an initial advance of $21,000,000 from a $23,500,000 secured loan from General Electric Capital Corporation; $4,725,000 from an unsecured loan with NNN Realty Advisors, Inc., an affiliate of our manager; and $3,884,000 from available cash from operations. An acquisition fee of $847,500, or 3.0% of the contract purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to Realty and its affiliates.

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

Acquisitions in 2006

Consolidated Properties

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we acquired a 96.9% interest in the 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, for a total contract purchase price of $14,700,000, excluding closing costs, from an unaffiliated third party. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Realty was paid an acquisition fee of $300,000, or approximately 2.0% of the contract purchase price. A real estate commission of $147,000, or 1.0% of the contract purchase price, was paid to an unaffiliated broker.

Tiffany Square — Colorado Springs, Colorado

On November 15, 2006, we acquired Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, for a contract purchase price of $11,052,000, excluding closing costs. The property was purchased through a foreclosure sale from an unaffiliated third party lender. Prior to the property being foreclosed upon, our manager had managed the property pursuant to a sub-management agreement with the TMP Group, Inc., the sponsor of TMP Tiffany Square LP, the entity that owned the property before it went into foreclosure. Anthony W. Thompson, former Chairman of the Board of Grubb & Ellis, was a 50% shareholder of the TMP Group, Inc. We did not incur an acquisition fee for this transaction.

Unconsolidated Properties

Chase Tower — Austin, Texas

On July 3, 2006, we acquired a 14.8% interest in the Chase Tower property for a purchase price of $10,279,000, from NNN Chase Tower, LLC, an entity also managed by our manager. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our manager, NNN Chase Tower, LLC, and an unaffiliated third party. We financed the purchase price of the property with an $8,100,000 secured loan from MMA Realty Capital LLC. We did not incur an acquisition fee for this acquisition.

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

Revenue Recognition and Allowance for Doubtful Accounts

Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 13, Accounting for Leases, as amended and interpreted. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions.

Real Estate Related Impairments

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

In accordance with FASB’s SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, during 2008 we assessed the value of our operating and held for sale properties given projected sales dates and the potential for reduced ownership holding periods for these properties. This valuation assessment resulted in us recognizing a charge for real estate related impairments of $21,200,000 against the carrying value of our real estate investments during the year ended December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006. Real estate related impairments of $21,200,000 is reported in our statement of operations for the year ended December 31, 2008 as follows:

Year Ended
December 31,
Line Item in Statement of Operations	2008

Real estate related impairments (investments in operating properties)	$6,400,000
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	500,000
Loss from discontinued operations (investments in properties held for sale)	14,300,000

Total real estate related impairments	$21,200,000

Fair value and projections were based upon various assumptions as discussed above. We are subject to the current economic conditions which have affected the availability of credit and our ability to obtain financing or to extend loans as they come due. As of March 31, 2009, we have mortgage loans totaling $47,725,000 on four of our consolidated properties that mature within the next 12 months. We intend to either refinance or extend the mortgage loans, or sell the properties. If we are unable to execute on our plan, the ultimate recovery of our investment in real estate may be further impaired.

Operating Properties

Our operating properties are stated at historical cost less accumulated depreciation net of real estate related impairment charges. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to eleven years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Pursuant to SFAS No. 144, we recognized a charge for real estate related impairments of $6,400,000 against the carrying value of our operating properties during the year ended December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006.

Properties Held for Sale

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. On January 24, 2006, we sold the Oakey Building property, and on October 31, 2006, we sold the 3500 Maple property (the 3500 Maple property was sold in four installments during 2006, with the final installment sold on October 31, 2006). On March 14, 2007, we sold the Interwood property, on March 30, 2007, we sold the Daniels Road land parcel, and on December 13, 2007, we sold the Woodside property. In September 2008, we initiated a plan to sell the 901 Civic Center property, and classified it as property held for sale. In October 2008, we designated two additional properties as held for sale — the Tiffany Square property and The Sevens Building. As a result of such actual sales and planned sales, amounts related to the Oakey Building property, the 3500 Maple property, the Interwood property, the Daniels Road land parcel, the Woodside property, the 901 Civic Center property, the Tiffany Square property and The Sevens Building were reclassified in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Pursuant to SFAS No. 144, we recognized a charge for real estate related impairments of $14,300,000 against the carrying value of our held for sale properties during the year ended December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006.

As required by SFAS No. 144, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the properties held for sale have been excluded from our results from continuing operations for all periods presented herein. The financial results for these properties are presented in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for these properties are presented in the consolidated balance sheets as of December 31, 2008 and 2007 in the line items entitled “Property held for sale, net,” “Other assets related to property held for sale,” “Mortgage loan payable secured by property held for sale,” and “Other liabilities related to property held for sale, net.”

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, we received assistance from independent valuation specialists in order to allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

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

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of characteristics of the acquired property and our overall relationship with the tenants in that property. Factors considered by us in allocating these values include the condition and location of the property, along with the nature and extent of the credit quality and expectations of tenant lease renewals, among other factors.

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

Scheduled Lease Expirations

As of December 31, 2008, our five consolidated properties were 66.1% leased to 75 tenants. 11.9% of the GLA expires during 2009. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that all of the tenants will renew for another term. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write-off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements.

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

Results of Operations

The operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy is acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations may reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period. In addition, we have made reclassifications for all properties designated as held for sale for the years ended December 31, 2007 and 2006 from (Loss) Income from Continuing Operations to Income (Loss) from Discontinued Operations to conform with the current year financial statement presentation.

Comparison of the years ended December 31, 2008 and 2007

	Years Ended
	December 31,		Change
	2008	2007	$	%

Revenue:
Rental revenue	$3,087,000	$2,965,000	$122,000	4.1%
Expense:
Rental expense	2,058,000	1,871,000	187,000	10.0%
General and administrative	788,000	1,050,000	(262,000)	(25.0)%
Depreciation and amortization	1,956,000	1,950,000	6,000	0.3%
Real estate related impairments	6,400,000	—	6,400,000	—%

	11,202,000	4,871,000	6,331,000	130.0%

Loss before other income (expense) and discontinued operations	(8,115,000)	(1,906,000)	(6,209,000)	(325.8)%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(2,314,000)	(2,046,000)	(268,000)	(13.1)%
Interest and dividend income	219,000	481,000	(262,000)	(54.5)%
(Loss) gain on sales of marketable equity securities	(808,000)	12,000	(820,000)	(6,833.3)%
Investment related impairments	(900,000)	—	(900,000)	—%
Equity in losses of unconsolidated real estate	(1,031,000)	(1,421,000)	390,000	27.4%
Other (expense) income	(16,000)	64,000	(80,000)	(125.0)%
Minority interests	246,000	107,000	139,000	129.9%

Loss from continuing operations	(12,719,000)	(4,709,000)	(8,010,000)	(170.1)%

Discontinued operations:
Gain on sale of real estate	—	9,702,000	(9,702,000)	(100.0)%
Loss from discontinued operations	(16,163,000)	(4,164,000)	(11,999,000)	(288.2)%

Total (loss) income from discontinued operations	(16,163,000)	5,538,000	(21,701,000)	(391.9)%

Net (loss) income	$(28,882,000)	$829,000	$(29,711,000)	(3,584.0)%

Rental Revenue

Rental revenue increased $122,000, or 4.1%, to $3,087,000 during the year ended December 31, 2008, compared to rental revenue of $2,965,000 for the year ended December 31, 2007. The increase was primarily due to increased rental revenue of $109,000 at Executive Center I, located in Dallas, Texas, or the Executive Center I property, from a combination of new tenants and lease renewals from existing tenants in 2008.

Rental Expense

Rental expense increased $187,000, or 10.0%, to $2,058,000 during the year ended December 31, 2008, compared to rental expense of $1,871,000 during the year ended December 31, 2007. The increase was primarily due to additional expenses of $177,000 attributable to a full year ownership of the Four Resource Square property in 2008.

General and Administrative Expense

General and administrative expense consisted primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense decreased $262,000, or 25.0%, to $788,000 during the year ended December 31, 2008, compared to $1,050,000 during the year ended December 31, 2007. The decrease was primarily due to lower outside accounting fees and lower third party valuation fees incurred during 2008. No third party property valuations were obtained in 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6,000, or 0.3%, to $1,956,000 during the year ended December 31, 2008, compared to $1,950,000 during the year ended December 31, 2007. This increase was due to a full year ownership of the Four Resource Square property in 2008.

Real Estate Related Impairments

Real estate related impairments were $6,400,000 during the year ended December 31, 2008, compared to $0 during the year ended December 31, 2007. During 2008, we recorded real estate related impairments of $5,900,000 on the Four Resource Square property and $500,000 on the Executive Center I property. No real estate related impairments were recorded during the year ended December 31, 2007.

Interest Expense

Interest expense increased $268,000, or 13.1%, to $2,314,000 during the year ended December 31, 2008, compared to $2,046,000 during the year ended December 31, 2007. The increase was primarily due to additional interest expense of $281,000 from a full year ownership of the Four Resource Square property in 2008, offset by lower interest expense on a related party note as a result of the early 2008 payoff of the note. The note was related to the Woodside property and repaid subsequent to the sale of the Woodside property in December 2007.

Interest and Dividend Income

Interest and dividend income decreased $262,000, or 54.5%, to $219,000 during the year ended December 31, 2008, compared to $481,000 during the year ended December 31, 2007. The decrease was due to lower interest and dividend earnings from lower average cash and investment balances during 2008, compared with 2007.

(Loss) Gain on Sales of Marketable Securities

(Loss) on sales of marketable securities increased $820,000 to a (loss) of $(808,000) during the year ended December 31, 2008, compared to a gain of $12,000 during the year ended December 31, 2007. The loss was due to the sale of underperforming investments in marketable securities in our Merrill Lynch account during 2008.

Investment Related Impairments

Investment related impairments were $900,000 during the year ended December 31, 2008, compared to $0 during the year ended December 31, 2007. During 2008, we recorded investment related impairments of $200,000 on Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, $300,000 on Executive Center II & III, located in Dallas, Texas, or the Executive Center II & III property, and $400,000 on the Chase Tower property to adjust the investment balances to their estimated fair values as of December 31, 2008. No investment related impairments were recorded during the year ended December 31, 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate decreased by $390,000, or 27.4%, to losses of $1,031,000 during the year ended December 31, 2008, compared to $1,421,000 during the year ended December 31, 2007. The decreased loss was primarily due to improved equity in earnings of $465,000 and $487,000 at the Executive Center II & III property and the Chase Tower property, respectively, compared to 2007. These improved earnings were offset by real estate related impairments of $500,000 and a higher equity in loss of $62,000 at the Enterprise Technology Center property, compared to 2007.

Other (Expense) Income

Other (expense) income decreased $80,000, or 125.0%, to other (expense) of $(16,000) during the year ended December 31, 2008, compared with other income of $64,000 during the year ended December 31, 2007. The decrease was primarily due to non-recurring other income in 2007 related to residual activity from the 801 K Street property which was sold in 2005.

Minority Interests

Minority interest income increased by $139,000, or 129.9%, to $246,000 during the year ended December 31, 2008, compared to minority interest income of $107,000 during the year ended December 31, 2007. During 2008, minority interest income of $246,000 recorded from NNN Enterprise Technology Center, LLC, of which we own 73.3%. The underlying property incurred an operating loss in 2008, which included a real estate related impairment loss of $500,000 and an investment related impairment loss of $200,000. We own, through NNN Enterprise Technology Center, LLC, an 8.5% interest in the underlying property.

Loss from Discontinued Operations

Losses from discontinued operations were $16,163,000 and $4,164,000 for the years ended December 31, 2008 and 2007, respectively. The increase in loss from discontinued operations of $11,999,000 was primarily due to real estate related impairment charges of $14,300,000 recorded during 2008, of which $6,200,000 related to The Sevens Building, $4,100,000 related to the Tiffany Square property and $4,000,000 related to the 901 Civic Center property. No impairment charges were recorded during 2007. These properties were designated as held for sale during the third and fourth quarters of 2008. The real estate related impairment charges were partially offset by improved operations in 2008 at the 901 Civic Center property of $902,000 and from the sale of the Woodside property in December 2007 (we recorded a loss in 2007 from Woodside operations of $1,593,000).

Gain on Sale of Real Estate including Minority Interests Related to Sale of Real Estate

Gain on sale of real estate was $0 and $9,702,000 for the years ended December 31, 2008 and 2007, respectively. No properties were sold during the year ended December 31, 2008. The gain on sale for 2007 was comprised of: (i) the gain on sale of the Interwood property of $2,677,000, (ii) the gain on sale of the Daniels Road land parcel of $457,000 and (iii) the gain on sale of the Woodside property of $6,568,000.

Net (Loss) Income

As a result of the above items, our net (loss) for the year ended December 31, 2008 was $(28,882,000), compared to net income of $829,000 for the year ended December 31, 2007.

Comparison of the years ended December 31, 2007 and 2006

	Years Ended
	December 31,		Change
	2007	2006	$	%

Revenue:
Rental revenue	$2,965,000	$766,000	$2,199,000	287.1%
Expense:
Rental expense	1,871,000	909,000	962,000	105.8%
General and administrative	1,050,000	709,000	341,000	48.1%
Depreciation and amortization	1,950,000	342,000	1,608,000	470.2%

	4,871,000	1,960,000	2,911,000	148.5%

Loss before other income (expense) and discontinued operations	(1,906,000)	(1,194,000)	(712,000)	(59.6)%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(2,046,000)	(560,000)	(1,486,000)	(265.4)%
Interest and dividend income	481,000	449,000	32,000	7.1%
Gain on sale of marketable securities	12,000	134,000	(122,000)	(91.0)%
Equity in losses of unconsolidated real estate	(1,421,000)	(1,139,000)	(282,000)	(24.8)%
Other income	64,000	74,000	(10,000)	(13.5)%
Minority interests	107,000	(8,000)	115,000	1,437.5%

Loss from continuing operations	(4,709,000)	(2,244,000)	(2,465,000)	(109.8)%

Discontinued operations:
Gain on sale of real estate	9,702,000	7,056,000	2,646,000	37.5%
Loss from discontinued operations	(4,164,000)	(4,431,000)	267,000	6.0%

Total income from discontinued operations	5,538,000	2,625,000	2,913,000	111.0%

Net income	$829,000	$381,000	$448,000	117.6%

Rental Revenue

Rental revenue increased $2,199,000, or 287.1%, to $2,965,000 during the year ended December 31, 2007, compared to rental revenue of $766,000 for the year ended December 31, 2006. The increase was primarily attributable to rental revenue of $2,169,000 related to the Four Resource Square property that we acquired on March 7, 2007.

Rental Expense

Rental expense increased $962,000, or 105.8%, to $1,871,000 during the year ended December 31, 2007, compared to rental expense of $909,000 during the year ended December 31, 2006. The increase was primarily attributable to rental expense of $756,000 related to the Four Resource Square property acquired in 2007.

General and Administrative Expense

General and administrative expense consisted primarily of third party professional legal and accounting fees related to our SEC filing requirements. General and administrative expense increased $341,000, or 48.1%, to $1,050,000 during the year ended December 31, 2007, compared to $709,000 during the year ended December 31, 2006. The increase was primarily due to the increased auditing fees of $143,000 and $130,000 in professional fees for the valuation of our properties.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1,608,000, or 470.2%, to $1,950,000 during the year ended December 31, 2007, compared to $342,000 during the year ended December 31, 2006. The increase was due to depreciation and amortization on the Four Resource Square property acquired in 2007.

Interest Expense

Interest expense increased $1,486,000, or 265.4%, to $2,046,000 during the year ended December 31, 2007, compared to $560,000 during the year ended December 31, 2006. The increase was primarily attributable to interest expense of $1,453,000 related to the Four Resource Square property acquired in 2007.

Gain on Sale of Marketable Securities

Gain on sale of marketable securities decreased $122,000, or 91.0%, to $12,000 during the year ended December 31, 2007, compared to $134,000 during the year ended December 31, 2006. This decrease was due to losses on sales of underperforming investments in marketable securities in our Merrill Lynch account during 2007.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate increased by $282,000, or 24.8%, to $1,421,000 during the year ended December 31, 2007, compared to $1,139,000 during the year ended December 31, 2006. The increased losses were primarily due to higher equity in losses of $585,000 from the Chase Tower and Enterprise Technology Center properties during 2007. These increases in losses were partially offset by improved equity in earnings of $338,000 from the operations of the Executive Center II & III property during 2007.

Minority Interests

Minority interest income increased by $115,000 to $107,000 during the year ended December 31, 2007, compared to minority interest loss of $8,000 during the year ended December 31, 2006. The increase for the year ended December 31, 3007 was primarily attributable to a decrease of minority interest expense of $65,000 from a consolidated limited liability company, NNN Oakey Building 2003, LLC, of which we owned 75.6%. The underlying property was sold in the first quarter of 2006 and the limited liability company was dissolved in the first quarter of 2007. Also contributing to the increase was $43,000 in minority interest income recorded from NNN Enterprise Technology Center, LLC, of which we own 73.3%. The underlying property incurred operating losses as a result of the write-off of intangible assets.

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

Net Income

As a result of the above items, net income for the year ended December 31, 2007 was $829,000, compared to net income of $381,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

Ability to Continue as a Going Concern

Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As discussed further in Note 9, Mortgage Loans Payable and Other Debt, to the consolidated financial statements, as of December 31, 2008, we guaranteed the payment of approximately $2,500,000 of mortgage loans payable that mature in May 2009 related to one of our consolidated properties. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due and are actively marketing this property for sale. We anticipate the property will be sold in 2009, however we can provide no assurance that a sale will occur prior to the maturity date of the mortgage loans, or if it is sold, that the net sale proceeds will be sufficient to repay the debt. In the event the net sale proceeds are insufficient to repay the mortgage loans, we would be required to fund repayment of the mortgage loans up to the guaranty of approximately $2,500,000. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable.

We have initiated discussions with the lender regarding amending or extending the mortgage loan. The lender has not provided formal assurance that we will be able to amend or extend the mortgage loan upon reasonable terms, or at all. Discussions with our lender are active and ongoing. We currently have no alternative financing in place and if we are unable to extend our existing financing, find alternative or additional financing, obtain a waiver from the lender, or sell the property, we will not have sufficient assets to repay the outstanding debt if accelerated or upon its maturity.

Due to the uncertainties mentioned above, there is substantial doubt about whether we will be able to continue as a going concern, and therefore, we may be unable to realize our assets and relieve our liabilities in the normal course of business. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classifications of liabilities that may be necessary if we are unable to continue as a going concern.

Current Sources of Capital and Liquidity

We seek to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. We expect to meet our short-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, primarily from cash on hand and through the sale of our real estate investments.

Effective November 1, 2008, we suspended cash distributions to all unit holders. The suspension of distributions allows us to conserve approximately $290,000 per month. It is anticipated that these funds will be applied towards future tenanting costs to lease spaces not covered by lender reserves and to supplement the lender reserve funding and other operating costs as necessary.

As of December 31, 2008, we have principal payments of $13,533,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next 12 months. If we cannot sell our real estate investments, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of certain assets.

Planned Sales and Valuations of Real Estate Investments

During the second half of 2008, we initiated plans to sell the 901 Civic Center property, the Tiffany Square property and The Sevens Building. As of December 31, 2008, these consolidated properties are designated as held for sale and we are actively marketing all three properties for sale. In addition, subsequent to December 31, 2008 and through March 31, 2009, we designated four additional properties as held for sale — a consolidated property, Executive Center I, and our three unconsolidated properties, Enterprise Technology Center, Executive Center II and III and Chase Tower. Pursuant to SFAS No. 144, during 2008 we assessed the value of all of our consolidated and unconsolidated properties. This valuation assessment resulted in us recognizing a real estate related impairment charge of $21,200,000 during 2008 against the carrying value of our consolidated properties and our investments in unconsolidated real estate. Pursuant to Accounting Principles Board No. 18, or APB 18, we also impaired our investments in unconsolidated real estate by $900,000 during the year ended December 31, 2008.

Cash Flows

Comparison of the Years Ended December 31, 2008 and 2007

Net cash used in operating activities was $2,600,000 for the year ended December 31, 2008, a decrease of $1,418,000, compared to cash used in operating activities of $4,018,000 for the year ended December 31, 2007. This decrease was due primarily to improved operations in 2008 at the 901 Civic Center property and from the sale in December 2007 of the Woodside property which had an operating loss in 2007.

Cash flows provided by investing activities was $352,000 for the year ended December 31, 2008, an increase of $17,882,000, compared to cash used in investing activities of $17,530,000 for the year ended December 31,2007. The increase in cash flows provided by investing activities between the two periods was primarily the result of changes in acquisitions and dispositions of real estate investments. During the year ended December 31, 2008, we had no acquisitions or dispositions of real estate. During the year ended December 31, 2007, we used cash of $53,473,000 to acquire two real estate properties and we received cash of $39,570,000 from the dispositions of three real estate properties.

Cash flows used in financing activities was $4,501,000 for the year ended December 31, 2008, a decrease of $33,613,000, compared to cash provided by financing activities of $29,112,000 for the year ended December 31 2007. The decrease in cash flows provided by financing activities was primarily due to no acquisitions or dispositions of real estate investments during 2008, compared with two acquisitions and three dispositions of real estate investments during 2007. The reduced level of real estate investment activity during 2008 resulted in significantly lower cash flows from financing activities between the two periods. During the year ended December 31, 2007, cash provided from borrowings on mortgage loans payable and other debt was $57,749,000, and was offset by cash used for debt repayments and deferred financing costs of $22,254,000.

As a result of the above, cash and cash equivalents decreased $6,749,000 for the year ended December 31, 2008 to $1,459,000, compared to an increase in cash and cash equivalents of $7,564,000 to $8,208,000 for the year ended December 31, 2007.

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

Factors which may Influence Future Sources of Capital and Liquidity

Debt Financing

Mortgage loans payable were $68,915,000 and $71,682,000 as of December 31, 2008 and 2007 respectively. The decrease in mortgage loans payable balance of $2,767,000 during the year ended December 31, 2008 was due to a principal pay down of $2,556,000 on the 901 Civic Center property, a principal pay down of $830,000 on the Tiffany Square property and a principal pay down of $500,000 on the Executive Center I property, offset by additional borrowings of $1,029,000 on our mortgage loan payable holdbacks at the 901 Civic Center property, The Sevens Building and the Four Resource Square property and a loan amendment fee of $90,000 added to the mortgage on the Executive Center property.

One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of December 31, 2008 and 2007, $43,325,000, or 62.9%, and $45,682,000, or 63.7%, respectively, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate ranging from 5.95% to 12.00% per annum as of December 31 2008. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 2.69% to 11.33% per annum as of December 31, 2008. Mortgage loans mature at various dates through October 2010.

The composition of our aggregate debt balance as of December 31, 2008 and 2007 was as follows:

			Weighted-Average
	Total Mortgage Loans Payable		Interest Rate as of
	as of December 31,		December 31,
	2008	2007	2008	2007

Mortgage loans payable	$68,915,000	$71,682,000	6.39%	7.19%
Variable rate and fixed rate:
Variable rate(1)	$43,325,000	$45,682,000	6.02%	7.45%
Fixed rate	$25,590,000	$26,000,000	7.04%	6.73%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52%.

Additional information regarding our mortgage loans payable as of December 31, 2008 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
Property	Outstanding	Maturity Date	Rate	Interest Rate

Consolidated Properties:
Executive Center I	$4,590,000	10/01/2009	12.00%	Fixed
901 Civic Center(1)	8,943,000	05/12/2009	6.52%	Variable
Tiffany Square(2)	12,395,000	02/15/2010	3.54%	Variable
Four Resource Square	21,797,000	03/07/2010	7.25%	Variable
The Sevens Building(3)	21,190,000	10/31/2010	5.92%	Fixed & Variable

Total consolidated mortgage loans payable	$68,915,000

Unconsolidated Properties:
Executive Center II & III	$14,190,000	12/28/2009	4.39%	Variable
Enterprise Technology Center	33,544,000	05/11/2011	6.44%	Fixed
Chase Tower	68,031,000	06/30/2009	5.43%	Variable

Total unconsolidated mortgage loans payable	$115,765,000

(1)	Includes variable rate mortgage loans payable with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52%.

(2)	On February 15, 2009, the maturity date of the mortgage loan payable secured by the Tiffany Square property was extended for 12 months to February 15, 2010 per the terms of the mortgage loan agreement.

(3)	Mortgage loans payable include $21,000,000 with a fixed interest rate of 5.95% and $190,000 with a variable interest rate of 2.69% as of December 31, 2008.

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2008, we were in compliance with such covenants on all our mortgage loans.

The following table provides information with respect to the maturities and scheduled principal repayments of our consolidated debt balance as well as scheduled interest payments of our variable and fixed rate debt as of December 31, 2008. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal payments — variable rate debt	$8,943,000	$34,382,000	$—	$—	$43,325,000
Principal payments — fixed rate debt	4,590,000	21,000,000	—	—	25,590,000
Interest payments — variable rate debt (based on rate in effect at December 31, 2008)	2,236,000	350,000	—	—	2,586,000
Interest payments — fixed rate debt	1,669,000	1,041,000	—	—	2,710,000
Tenant improvement and lease commission obligations	711,000	—	—	—	711,000

Total	$18,149,000	$56,773,000	$—	$—	$74,922,000

As of December 31, 2008, the interest payments on 50.1% of our debt are either fixed or swapped to a fixed rate. The remaining 49.9% of our debt is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

The following table lists the derivative financial instrument held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$9,837,000	LIBOR	3.33%	$(112,000)	Swap	05/12/2009

Other Liquidity Needs

We have restricted cash balances of $1,788,000 as of December 31, 2008 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $290,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.

We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will require $1,944,000 in 2009. As of December 31, 2008, we had $411,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

Capital Resources

General

Our primary sources of capital are proceeds from the sale of properties, our ability to obtain debt financing from third parties and related parties including, without limitation, our manager and its affiliates and our real estate operations. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from our manager or its affiliates are not negotiated on an arm’s length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.00% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.

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

There are currently no limits or restrictions on the use of proceeds from our manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties. Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of a unit holder’s tax basis will generally constitute capital gain. Our distribution rate was at 7.0% per annum (excluding special distributions), prior to the suspension of distributions effective November 1, 2008, and was the same among all unit holders since inception through November 1, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation

We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that will offer some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance basis. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position. It could also have a significant impact on our computation of net income or loss and our presentation of the balance sheet and statement of unit holders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. The adoption of FSP SFAS 142-3 is not expected to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, we may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

The table below presents, as of December 31, 2008, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate mortgage loans payable	$4,590,000	$21,000,000	$—	$—	$—	$—	$25,590,000	$26,856,000
Weighted average interest rate on maturing fixed rate debt	12.00%	5.95%	—%	—%	—%	—%	7.04%	—
Variable rate mortgage loans payable(1)(2)	$8,943,000	$34,382,000	$—	$—	$—	$—	$43,325,000	$44,585,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of December 31, 2008)	6.52%	5.89%	—%	—%	—%	—%	6.02%	—

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52%.

(2)	On February 23, 2009, the maturity date of the mortgage loan payable secured by the Tiffany Square property was extended for 12 months to February 15, 2010 per the terms of the mortgage loan agreement.

The estimated fair value of total mortgage loans payable was $71,441,000 as of December 31, 2008.

As of December 31, 2008, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 2.69% to 12.00% per annum and a weighted average effective interest rate of 6.39% per annum. As of December 31, 2008, our mortgage loans payable consisted of $25,590,000, or 37.1%, of the total debt at a fixed interest rate of 7.04% per annum and $43,325,000, or 62.9%, of the total debt at a variable interest rate of 6.02% per annum. Mortgage loans mature at various dates through October 2010.

An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of December 31, 2008, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $172,000, or approximately 8.3%.

As of December 31, 2008, a 0.50% increase in LIBOR would have decreased the estimated fair value of our mortgage loans payable by $406,000 or approximately 0.60%.

The table below presents, as of December 31, 2007, the principal amounts and weighted-average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate mortgage loans payable	$5,000,000	$—	$21,000,000	$—	$—	$—	$26,000,000	$25,464,000
Weighted average interest rate on maturing fixed rate debt	10.00%	—%	5.95%	—%	—%	—%	6.73%	—
Variable rate mortgage loans	$10,926,000	$13,225,000	$21,531,000	$—	$—	$—	$45,682,000	$45,791,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of December 31, 2007)	8.22%	7.70%	6.90%	—%	—%	—%	7.45%	—

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

Changes in Registrant’s Certifying Accountant

On October 9, 2008, we dismissed Deloitte & Touche LLP, or D&T, the independent registered public accounting firm that was previously engaged to audit our financial statements. Our manager participated in and approved the dismissal of D&T. During the past two years, no report on our financial statements issued by D&T contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during our two most recent fiscal years ended December 31, 2006 and 2007, and during the subsequent interim period preceding the dismissal of D&T, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On October 9, 2008, we engaged Ernst & Young LLP, or E&Y, to audit our financial statements for the fiscal year ending December 31, 2008 and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended September 30, 2008. During our two most recent fiscal years ended December 31, 2006 and 2007, and during the subsequent interim period preceding the appointment of E&Y, we did not consult with E&Y regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and our manager’s chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that our disclosure controls and procedures were effective.

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

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We are managed by Grubb & Ellis Realty Investors, LLC, or our Manager, and the executive officers and employees of our Manager provide services to us pursuant to the terms of an operating agreement, or the Operating Agreement.

Our Manager shall remain our Manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our unit holders, or (iii) our Manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:

•	gross negligence or fraud of our Manager;

•	willful misconduct or willful breach of the Operating Agreement by our Manager; or

•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due.

The following table and biographical descriptions set forth information with respect to our chief executive officer and our manager’s chief financial officer as of March 31, 2009. We have no directors.

Name	Age	Position	Term of Office

Kent W. Peters	47	Chief Executive Officer	Since April 2008
Michael J. Rispoli	37	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC	Since October 2008

Kent W. Peters has served as our chief executive officer and our principal executive officer since April 2008. Mr. Peters has also served as the executive vice president of private real estate for our manager since September 2005. From January 2005 to August 2005, Mr. Peters served as director of asset management for our manager, having previously served as its senior asset manager from September 2002 to December 2005, and as a consultant to our manager from February 2002 to August 2002. Mr. Peters’ experience includes serving as vice president — other real estate owned west manager for Bank of America, where he was employed in its commercial real estate group from September 1993 to October 2000. Mr. Peters received a B.A. degree in Political Science from California State University, Northridge, and is a member of the Building Owners and Managers Association, National Advisory Counsel, and is a member of both the Institute of Real Estate Managers and the National Association of Industrial and Office Properties.

Michael J. Rispoli has served as the chief financial officer of our manager since October 2008. In connection with his capacity as chief financial officer of our manager, Mr. Rispoli has served as our principal financial officer since October 2008. Mr. Rispoli has also served as Grubb & Ellis Company’s senior vice president, strategic planning and investor relations since he joined Grubb & Ellis Company in May 2007. From 2004 to 2007, Mr. Rispoli was executive director and corporate controller of Conexant Systems, Inc., a publicly traded semiconductor company with $1 billion in annual revenue. Prior to such time, Mr. Rispoli spent three years as corporate controller of GlobespanVirata, Inc., which merged with Conexant Systems, Inc. in February 2004. Mr. Rispoli began his career as manager of audit and business assurance services at PricewaterhouseCoopers LLP in 1993. A certified public accountant, Mr. Rispoli received a B.S. degree in Accounting from Seton Hall University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and persons who own 10.0% or more of our units, to report their beneficial ownership of our units (and any related options) to the United States Securities and Exchange Commission, or the SEC. Their initial reports must be filed using the SEC’s Form 3 and they must report subsequent unit purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and unit holders owning more than 10.0% of our common stock are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2008 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2008.

Code of Ethics

Since we have no directors or employees, we do not have our own code of ethics. Grubb & Ellis Company has a code of ethics that is applicable to our officer and employees of our manager.

Item 11.	Executive Compensation.

Executive and Director Compensation

We have no employees, executive officers or director to whom we pay compensation. Our day-to-day management functions are performed by certain employees and executive officers of our manager and its affiliates. The individual who serves as our chief executive officer does not receive compensation directly from us for services rendered to us. As a result, we do not have a compensation policy or program and have not included a Compensation Discussion and Analysis in this Form 10-K.

Our chief executive officer is employed by our manager and is compensated by our manager for his services to us. We pay our manager fees and reimburse expenses pursuant to an operating agreement with our manager, or the Operating Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

PRINCIPAL UNIT HOLDERS

The following table shows, as of March 31, 2009, the number and percentage of units owned by:

•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;

•	our manager;

•	our chief executive officer;

•	our principal financial officer;

•	the individuals who formerly served as our chief executive officer and our principal financial officer during the last completed fiscal year; and

•	all of our directors and executive officers as a group.

	Beneficially	Percentage of
	Owned	Outstanding
Name of Beneficial Owners(1)	No. of Units	Units

Our manager	None	0.0%
Kent W. Peters	None	0.0%
Michael J. Rispoli	None	0.0%
Richard T. Hutton, Jr.(2)	None	0.0%
Francene LaPoint(3)	None	0.0%
All of our directors and executive officers as a group (4 persons)(4)	None	0.0%

(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Served as our chief executive officer until May 2008. Mr. Hutton’s address is 38 Twin Gables, Irvine, CA 92620.

(3)	Served as our principal financial officer until October 2008. Ms. LaPoint’s address is 6400 E. Via Estrada, Anaheim Hills, CA 92807.

(4)	We have no directors.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our manager is primarily responsible for managing our day-to-day business affairs and assets. Our manager is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and a property management agreement with an affiliate of our manager, or the Management Agreement. While we have no employees, certain employees of our manager provide services pursuant to the terms of the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2008, 2007 and 2006, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty.

Property Management Fees

Realty is entitled to receive for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2008, 2007 and 2006, we incurred Realty management fees of $547,000, $403,000 and $596,000 respectively.

Real Estate Acquisition Fees

We pay Realty a real estate acquisition fee equal to the lesser of 3.0% of the sales price or 50.0% of the sales commission that would have been paid to third-party sales broker. For the years ended December 31, 2008, 2007 and 2006, we incurred acquisitions fees to Realty or its affiliate in the amount of $0, $1,312,000 and $300,000, respectively.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the gross sales price of a property. For the years ended December 31, 2008, 2007 and 2006, we incurred real estate disposition fees to Realty in the amount of $0, $482,000 and $500,000 respectively, for real estate disposition fees.

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2008, 2007 and 2006, we incurred lease commissions to Realty of $303,000, $856,000, and $947,000 respectively.

Accounting Fees

Our manager is entitled to receive accounting fees for record keeping services provided to us. We incurred accounting fees to our manager of $72,000, $50,000 and $57,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For, the years ended December 31, 2008, 2007 and 2006, we incurred construction fees to Realty in the amount of $76,000, $13,000, and $0, respectively.

Loan Fees

We pay Realty or its affiliate a loan fee for its services in obtaining all loans for our properties during the term of the Property Management Agreement in the amount of 1.0% of the principal amount. For the years ended December 31, 2008, 2007 and 2006, $0, $118,000, and $0 respectively, was incurred to Realty for loan fees.

As of December 31, 2008 and 2007, the amount payable by us for fees described above was $227,000 and $240,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans payable due to related parties.”

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due to/from us for operating expenses incurred by us and paid by our manager or its affiliates.

On December 1, 2005, we advanced $579,000 on an unsecured basis to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II & III property, an unconsolidated property. The unsecured note provides for interest at 8.00% per annum and all principal together with all accrued interest was originally due in full on December 1, 2008. The maturity date of this unsecured note has been extended to December 28, 2009, the maturity date of the mortgage loans outstanding on the Executive Center II & III property. We believe the proceeds from the anticipated sale of the Executive Center II & III property in 2009 will be sufficient to pay us in full. As of December 31, 2008 and 2007, the amount due on this note receivable was $722,000 and $579,000, respectively.

As of December 31, 2008 and 2007, the amount due to us for the note receivable described above and for management fees from an affiliated entity was $764,000 and $594,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans receivable due from related parties.”

In August 2008, we entered into a 365-day unsecured loan in the amount of $111,000 from NNN Realty Advisors. The unsecured note provides for interest at 6.96% per annum and all principal together with all accrued interest was paid in full on December 10, 2008.

In November 2008, we entered into a 365-day unsecured loan in the amount of $88,000 from NNN Realty Advisors. The unsecured note provides for interest at 8.67% per annum and all principal together with all accrued interest was paid in full on December 10, 2008.

Other Related Party Financing

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

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP has served as our independent auditor since October 9, 2008 and has audited our consolidated financial statements for the year ended December 31, 2008.

The following table lists the fees for services rendered by Ernst & Young LLP for 2008:

Services	2008

Audit fees(1)	$206,000

(1)	Audit fees billed in 2008 consisted of the audit of our annual consolidated financial statements and a review of our quarterly consolidated financial statements for the third quarter of 2008

Deloitte & Touche LLP, served as our independent auditor from January 12, 2005 to October 9, 2008 and has audited our consolidated financial statements for the years ended December 31, 2007 and 2006.

The following table lists the fees for services rendered by Deloitte & Touche LLP for 2008 and 2007:

Services	2008	2007

Audit fees(1)	$342,000	$481,000
Audit-related fees(2)	8,000	—

Total	$350,000	$481,000

(1)	Audit fees billed in 2008 were related primarily to completion of the 2007 audit, transition services between Deloitte & Touche LLP and Ernst & Young LLP and a review of our quarterly consolidated financial statements for the first and second quarters of 2008. Audit fees billed in 2007 were related primarily to completion of the 2006 audit, acquisition audits, reviews of our quarterly consolidated financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2008 consisted of financial accounting and reporting consultations.

Our manager pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2008 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	93
Real Estate and Accumulated Depreciation (Schedule III)	94

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	93
Real Estate and Accumulated Depreciation (Schedule III)	94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2003 Value Fund, LLC

We have audited the accompanying consolidated balance sheet of NNN 2003 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive (loss) income, unit holders’ (deficit) equity and cash flows for the year then ended. Our audit also includes the consolidated financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 9 to the consolidated financial statements, the Company will not have sufficient cash flow to satisfy a guaranty related to a mortgage loan payable due in May 2009. This matter raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

Irvine, California
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2003 Value Fund, LLC
Santa Ana, California

We have audited the accompanying consolidated balance sheet of NNN 2003 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive (loss) income, unit holders’ (deficit) equity and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such 2007 and 2006 consolidated financial statements, present fairly, in all material respects, the financial position of the NNN 2003 Value Fund, LLC and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the accompanying 2007 and 2006 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 31, 2008
(March 31, 2009 as to Note 16)

NNN 2003 VALUE FUND, LLC

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007

ASSETS
Real estate investments:
Operating properties, net	$19,238,000	$26,485,000
Properties held for sale, net	34,290,000	48,112,000
Investments in unconsolidated real estate	4,034,000	5,740,000

	57,562,000	80,337,000
Cash and cash equivalents	1,459,000	8,208,000
Investments in marketable equity securities	—	1,054,000
Accounts receivable, net	369,000	434,000
Accounts and loans receivable due from related parties	764,000	594,000
Restricted cash	1,788,000	3,985,000
Identified intangible assets, net	1,870,000	2,942,000
Other assets related to properties held for sale	7,352,000	9,741,000
Other assets, net	1,051,000	1,386,000

Total assets	$72,215,000	$108,681,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ (DEFICIT) EQUITY
Mortgage loans payable	$26,387,000	$26,530,000
Mortgage loans payable secured by properties held for sale	42,528,000	45,152,000
Accounts payable and accrued liabilities	2,098,000	4,009,000
Accounts and loans payable due to related parties	227,000	240,000
Acquired lease liabilities, net	129,000	195,000
Other liabilities related to properties held for sale, net	335,000	311,000
Security deposits, prepaid rent and other liabilities	496,000	697,000

Total liabilities	72,200,000	77,134,000
Minority interests	294,000	682,000
Commitments and contingencies (Note 15)
Unit holders’ (deficit) equity	(279,000)	31,511,000
Accumulated other comprehensive loss	—	(646,000)

Total unit holders’ (deficit) equity	(279,000)	30,865,000

Total liabilities, minority interests and unit holders’ (deficit) equity	$72,215,000	$108,681,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006

Revenue:
Rental revenue	$3,087,000	$2,965,000	$766,000
Expense:
Rental expense	2,058,000	1,871,000	909,000
General and administrative	788,000	1,050,000	709,000
Depreciation and amortization	1,956,000	1,950,000	342,000
Real estate related impairments	6,400,000	—	—

Total expense	11,202,000	4,871,000	1,960,000

Loss before other income (expense) and discontinued operations	(8,115,000)	(1,906,000)	(1,194,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs	(2,314,000)	(2,046,000)	(560,000)
Interest and dividend income	219,000	481,000	449,000
(Loss) gain on sales of marketable equity securities	(808,000)	12,000	134,000
Investment related impairments	(900,000)	—	—
Equity in losses of unconsolidated real estate	(1,031,000)	(1,421,000)	(1,139,000)
Other (expense) income	(16,000)	64,000	74,000
Minority interests	246,000	107,000	(8,000)

Loss from continuing operations	(12,719,000)	(4,709,000)	(2,244,000)

Discontinued operations:
Gain on sales of real estate, including minority interests related to sales of real estate	—	9,702,000	7,056,000
Loss from discontinued operations	(16,163,000)	(4,164,000)	(4,431,000)

Total (loss) income from discontinued operations	(16,163,000)	5,538,000	2,625,000

Net (loss) income	$(28,882,000)	$829,000	$381,000

Comprehensive (loss) income:
Net (loss) income	$(28,882,000)	$829,000	$381,000
Recognition of previously unrealized loss on marketable equity securities	646,000	—	—
Unrealized (loss) gain on marketable equity securities	—	(646,000)	1,000

Comprehensive (loss) income	$(28,236,000)	$183,000	$382,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF UNIT HOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Number of Units	Total

BALANCE — January 1, 2006	10,000	$40,521,000
Units repurchased	(30)	(134,000)
Distributions	—	(5,997,000)
Net income	—	381,000
Unrealized gain on marketable equity securities	—	1,000

BALANCE — December 31, 2006	9,970	34,772,000
Distributions	—	(4,090,000)
Net income	—	829,000
Unrealized loss on marketable equity securities	—	(646,000)

BALANCE — December 31, 2007	9,970	30,865,000
Distributions	—	(2,908,000)
Net loss	—	(28,882,000)
Recognition of previously unrealized loss on marketable equity securities	—	646,000

(DEFICIT) BALANCE — December 31, 2008	9,970	$(279,000)

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,882,000)	$829,000	$381,000
Adjustments to reconcile net income to net cash used in operating activities:
Real estate related impairments	20,700,000	—	—
Investment related impairments	900,000	—	—
Gain on sales of real estate	—	(9,702,000)	(7,056,000)
Loss (gain) on sales of marketable equity securities	808,000	(12,000)	(134,000)
Depreciation and amortization (including deferred financing costs, deferred rent and above/below market leases)	4,828,000	3,770,000	2,947,000
Equity in losses of unconsolidated real estate	1,031,000	1,421,000	1,322,000
Minority interest (income) expense	(386,000)	(151,000)	1,423,000
Allowance for doubtful accounts	(228,000)	228,000	(2,000)
Change in operating assets and liabilities:
Accounts receivable	123,000	97,000	(364,000)
Other assets	(168,000)	645,000	(939,000)
Accounts payable and accrued liabilities	(1,149,000)	(880,000)	(1,835,000)
Security deposits and prepaid rent	(177,000)	(263,000)	(532,000)

Net cash used in operating activities	(2,600,000)	(4,018,000)	(4,789,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate properties	—	(53,473,000)	(26,060,000)
Acquisition of investments in unconsolidated real estate	(224,000)	—	(2,657,000)
Capital expenditures	(1,045,000)	(1,554,000)	(236,000)
Proceeds from sales of real estate properties	—	39,570,000	39,818,000
Distributions received from investments in unconsolidated real estate	—	137,000	—
Purchases of marketable equity securities	—	(6,698,000)	(2,441,000)
Proceeds from sales of marketable equity securities	893,000	5,010,000	4,436,000
Proceeds from collection of principal payments of note receivable	—	2,420,000	—
Restricted cash	728,000	(2,942,000)	3,007,000

Net cash provided by (used in) investing activities	352,000	(17,530,000)	15,867,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgages payable	1,119,000	57,749,000	10,771,000
Principal repayments on mortgages payable and other debt	(3,886,000)	(22,254,000)	(20,077,000)
Restricted cash	1,406,000	—	—
Repurchase of member units, net of costs	—	—	(134,000)
Repayments on other debts	—	(999,000)	—
Principal repayments on related parties borrowings	(199,000)	(5,975,000)	(2,245,000)
Borrowings from related parties, net	199,000	5,975,000	—
Payment of deferred financing costs	(230,000)	(1,241,000)	(330,000)
Minority interests distributions	(2,000)	(53,000)	(3,182,000)
Distributions	(2,908,000)	(4,090,000)	(5,997,000)

Net cash (used in) provided by financing activities	(4,501,000)	29,112,000	(21,194,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,749,000)	7,564,000	(10,116,000)
CASH AND CASH EQUIVALENTS — beginning of year	8,208,000	644,000	10,760,000

CASH AND CASH EQUIVALENTS — end of year	$1,459,000	$8,208,000	$644,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest expense	$5,130,000	$5,451,000	$5,730,000
Cash paid during the year for income taxes	$72,000	$19,000	$46,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$712,000	$694,000	$208,000
Interest receivable converted to notes receivable	$—	$—	$120,000
The following represents the changes in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Accounts receivable	$—	$—	$115,000
Security deposits and prepaid rent	$—	$274,000	$—
Other assets	$—	$1,060,000	$18,000
Accrued liabilities	$—	$11,000	$368,000
Minority interests contributions	$—	$—	$163,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2008, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, and three unconsolidated interests in properties, or our unconsolidated properties. Our principal objectives are to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make monthly distributions to our unit holders from cash generated from operations and capital transactions.

Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As discussed further in Note 9, Mortgage Loans Payable and Other Debt, as of December 31, 2008, we guaranteed the payment of approximately $2,500,000 of mortgage loans payable that mature in May 2009 related to one of our consolidated properties. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due and are actively marketing this property for sale. We anticipate the property will be sold in 2009 however we can provide no assurance that a sale will occur prior to the maturity date of the mortgage loans, or if it is sold, that the net sale proceeds will be sufficient to repay the debt. In the event the net sale proceeds are insufficient to repay the mortgage loans, we would be required to fund repayment of the mortgage loans up to the guaranty of approximately $2,500,000. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable.

We have initiated discussions with the lender regarding amending or extending the mortgage loan. The lender has not provided formal assurance that we will be able to amend or extend the mortgage loan upon reasonable terms, or at all. Discussions with our lender are active and ongoing. We currently have no alternative financing in place and if we are unable to extend our existing financing, find alternative or additional financing, obtain a waiver from the lender, or sell the property, we will not have sufficient assets to repay the outstanding debt if accelerated or upon its maturity.

Due to the uncertainties mentioned above, there is substantial doubt about whether we will be able to continue as a going concern, and therefore, we may unable to realize our assets and relieve our liabilities in the normal course of business. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classifications of liabilities that may be necessary if we are unable to continue as a going concern.

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin no. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in the consolidated statements of operations.

Use of Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United State of America, or GAAP, requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2008 and 2007 and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years ended December 31, 2008, 2007 and 2006. Actual results could differ, perhaps in material adverse ways, from those estimates.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for doubtful current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guaranties and current economic conditions and other relevant factors. We have established an allowance for doubtful accounts of $0 and $228,000 as of December 31, 2008 and 2007, respectively, to reduce receivables to our estimate of the amount recoverable.

Investment in Marketable Equity Securities

Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. This portfolio is monitored at least quarterly for differences between the cost and estimated fair value of each security. If we believe that a decline in the value of an equity security is temporary, we record the change in other comprehensive (loss) income in unit holders’ equity. If a decline is believed to be other than temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded on our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary. During the year ended December 31, 2008, we recorded a loss on sales of marketable equity securities of $808,000, compared with gains on sales of marketable equity securities of $12,000 and $134,000 in the years ended December 31, 2007 and 2006, respectively. In October 2008, we sold all of our investments in marketable equity securities. As of December 31, 2008 and 2007, the fair value of our investments in marketable equity securities was $0 and $1,054,000, respectively.

Real Estate Related Impairments

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, during 2008 we assessed the value of our operating and held for sale properties given projected sales dates and the potential for reduced ownership holding periods for these properties. This valuation assessment resulted in us recognizing a charge for real estate related impairments of $21,200,000 against the carrying value of our real estate investments during the year ended December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006. Real estate related impairments of $21,200,000 is reported in our statement of operations for the year ended December 31, 2008 as follows:

Year Ended
December 31,
Line Item in Statement of Operations	2008

Real estate related impairments (investments in operating properties)	$6,400,000
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	500,000
Loss from discontinued operations (investments in properties held for sale)	14,300,000

Total real estate related impairments	$21,200,000

Fair value and projections were based upon various assumptions as discussed above. We are subject to the current economic conditions which have affected the availability of credit and our ability to obtain financing or to extend loans as they come due. As of March 31, 2009, we have mortgage loans totaling $47,725,000 on four of our consolidated properties that mature within the next 12 months. We intend to either refinance or extend the mortgage loans, or sell the properties. If we are unable to execute on our plan, the ultimate recovery of our investment in real estate may be further impaired.

Operating Properties

Our operating properties are stated at historical cost less accumulated depreciation net of real estate related impairment charges. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to eleven years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Pursuant to SFAS No. 144, we recorded a charge for real estate related impairments of $6,400,000 against the carrying value of our operating properties during the year ended December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006.

Properties Held for Sale

In accordance with SFAS No. 144, at such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. On January 24, 2006, we sold the Oakey Building property, and on October 31, 2006, we sold the 3500 Maple property (the 3500 Maple property was sold in four installments during 2006, with the final installment sold on October 31, 2006). On March 14, 2007, we sold the Interwood property, on March 30, 2007, we sold the Daniels Road land parcel, and on December 13, 2007, we sold the Woodside property. In September 2008, we initiated a plan to sell 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, and classified it as property held for sale. In October 2008, we designated two additional properties as held for sale — Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property and The Sevens Building, located in St. Louis, Missouri, or The Sevens Building. As a result of such actual sales and planned sales, amounts related to the Oakey Building property, the 3500 Maple property, the Interwood property, the Daniels Road land parcel, the Woodside property, the 901 Civic Center property, the Tiffany Square property and The Sevens Building were reclassified in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Pursuant to SFAS No. 144, we recognized a charge for real estate related impairments of $14,300,000 against the carrying value of our held for sale properties during the year ended December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006.

As required by SFAS No. 144, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the properties sold and held for sale have been excluded from our results from continuing operations for all periods presented herein. The financial results for these properties are presented in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for these properties are presented in the consolidated balance sheets as of December 31, 2008 and 2007 in the line items entitled “Property held for sale, net,” “Other assets related to property held for sale,” “Mortgage loan payable secured by property held for sale,” and “Other liabilities related to property held for sale, net.”

Purchase Price Allocation

In accordance with SFAS No. 141, Business Combinations, or SFAS No. 141, we allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

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

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of characteristics of the acquired property and our overall relationship with the tenants in that property. Factors considered by us in allocating these values include the condition and location of the property, along with the nature and extent of the credit quality and expectations of tenant lease renewals, among other factors.

These allocations are subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which confirm the value of an asset or liability received in an acquisition of property.

Other Assets

Other assets consist primarily of deferred rent receivables, leasing commissions, deferred financing costs, prepaid expenses and deposits. Costs incurred for property leasing have been capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

Fair Value Measurement

In accordance with the provisions of FASB Staff Position, or FSP, SFAS No. 157-2, we apply the provisions of SFAS No. 157 only to our financial assets and liabilities recorded at fair value, which consisted of an interest rate swap as of December 31, 2008. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

Liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows:

		Other
	Observable	Observable	Unobservable
	Inputs	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Liabilities

Interest rate swap	$—	$112,000	$—	$112,000

Total liabilities at fair value	$—	$112,000	$—	$112,000

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

In accordance with SFAS No. 13, Accounting for Leases, as amended and interpreted, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor, per insured bank. As of December 31, 2008 and 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2008, we held interests in five consolidated properties with one property each located in: (i) Missouri, which accounted for 40.5% of our total rental revenue; (ii) North Carolina, which accounted for 22.4% of our total rental revenue; (iii) California, which accounted for 17.2% of our total rental revenue; (iv) Colorado, which accounted for 12.0% of our total rental revenue and (v) Texas, which accounted for 7.9% of our total rental revenue. Rental revenue is based on contractual base rent from leases in effect as of December 31, 2008. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

As of December 31, 2008, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of
	2008	2008		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximate)	Date

GSA-FBI	$1,234,000	12.1%	901 Civic Center	49,000	05/03/12
McKesson Information Solutions, Inc.	$1,134,000	11.1%	Four Resource Square	59,000	06/30/12

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2008.

As of December 31, 2007, two of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of
	2007	2007		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximate)	Date

McKesson Information Solutions, Inc.	$1,101,000	11.5%	Four Resource Square	59,000	06/30/12
GSA-FBI	$1,067,000	11.2%	901 Civic Center	49,000	03/14/08

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2007.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, four of our tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

		Percentage of
	2006	2006		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent*	Base Rent	Property	(Approximate)	Date

GSA-FBI	$1,035,000	17.6%	901 Civic	49,000	05/03/08
Administaff Services, LP	$1,012,000	17.2%	Interwood	52,000	09/30/14
PRC	$956,000	16.3%	Tiffany Square	96,000	05/31/13
Westwood College of Technology	$763,000	13.0%	Executive Center I	44,000	01/31/13

*	Annualized rental revenue is based on contractual base rent from leases in effect as of December 31, 2006.

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

Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, investments in marketable securities, accounts payable and accrued expenses, mortgage loans payable and interest rate swaps. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. Marketable equity securities are carried at fair value. The fair value of due to and from related parties is not determinable due to its related party nature. Based on borrowing rates available to us, the fair value of our mortgage loans payable including properties held for sale as of December 31, 2008 and 2007 was $71,441,000 and $71,255,000, respectively.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from net income. Our only comprehensive income items were net income and the unrealized change in fair value of marketable securities.

Segment Disclosure

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the years ended December 31, 2008, 2007 and 2006.

Minority Interests

A minority interest relates to the interest in the consolidated entities that are not wholly owned by us.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157, which will be applied to other accounting pronouncements that require or permit fair value measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS No. 157 was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. We adopted SFAS No. 157 and FSP FAS 157-1 on a prospective basis on January 1, 2008. The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material effect on our consolidated financial statements.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position. It could also have a significant impact on our computation of net income or loss and our presentation of the balance sheet and statement of unit holders’ equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP SFAS 142-3. FSP SFAS 142-3 intends to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. It requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. The adoption of FSP SFAS 142-3 is not expected to have a material effect on our consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments — Operating Properties

Our investments in operating properties consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Buildings and tenant improvements	$18,970,000	$24,298,000
Land	3,162,000	3,858,000

	22,132,000	28,156,000
Less: accumulated depreciation	(2,894,000)	(1,671,000)

	$19,238,000	$26,485,000

Depreciation expense was $1,215,000, $1,126,000, and $228,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Real estate-related impairments of $6,046,000 were recorded against land, buildings and capital improvements on our operating properties as of December 31, 2008. In addition, real estate related impairments of $354,000 were recorded against identified intangible assets on our operating properties as of December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006.

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

Acquisitions and Dispositions in 2008

We did not acquire or dispose of any properties during 2008. We made a capital contribution of $224,000 during 2008 to Chase Tower, located in Austin, Texas, or the Chase Tower property, to fund operations. We have a 14.8% ownership interest in the Chase Tower property, an unconsolidated property.

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

The Sevens Building — St. Louis, Missouri

On October 25, 2007, we acquired The Sevens Building property, located in St. Louis, Missouri for a contract purchase price of $28,250,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with an initial advance of $21,000,000 from a $23,500,000 secured loan from General Electric Capital Corporation; $4,725,000 from an unsecured loan with NNN Realty Advisors, Inc., an affiliate of our manager; and $3,884,000 from available cash from operations.

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

Acquisitions in 2006

Consolidated Properties

901 Civic Center Drive Building — Santa Ana, California

On April 24, 2006, we acquired a 96.9% interest in the 901 Civic Center property, located in Santa Ana, California, for a total contract purchase price of $14,700,000, excluding closing costs, from an unaffiliated third party. An affiliated entity, NNN 901 Civic, LLC, purchased the remaining 3.1% interest. Realty was paid an acquisition fee of $300,000, or approximately 2.0% of the contract purchase price. A real estate commission of $147,000, or 1.0% of the contract purchase price, was paid to an unaffiliated broker.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anthony W. Thompson, former Chairman of the Board of Grubb & Ellis, was a 50% shareholder of the TMP Group, Inc. We did not incur an acquisition fee for this transaction.

Unconsolidated Properties

Chase Tower — Austin, Texas

On July 3, 2006, we acquired a 14.8% interest in the Chase Tower property for a contract purchase price of $10,279,000, excluding closing costs, from NNN Chase Tower, LLC, an entity also managed by our manager. The remaining 47.5%, 26.8% and 10.9% interests in the property are owned, respectively, by Opportunity Fund VIII, an entity also managed by our manager, NNN Chase Tower, LLC, and an unaffiliated third party. We financed the purchase price of the property with an $8,100,000 secured loan from MMA Realty Capital LLC. We did not incur an acquisition fee for this acquisition.

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

4.	Real Estate Investments — Properties Held for Sale

Our investments in properties held for sale consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Buildings and tenant improvements	$30,177,000	$40,412,000
Land	6,243,000	8,768,000

	36,420,000	49,180,000
Less: accumulated depreciation	(2,130,000)	(1,068,000)

	$34,290,000	$48,112,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate-related impairments of $13,430,000 were recorded against land, buildings and capital improvements on our properties held for sale as of December 31, 2008. In addition, real estate related impairments of $870,000 were recorded against identified intangible assets on our properties held for sale as of December 31, 2008. There were no real estate related impairments recorded during the years ended December 31, 2007 and 2006.

5.	Real Estate Investments — Unconsolidated Real Estate

Our investments in unconsolidated real estate consisted of the following as of December 31, 2008 and 2007:

		Ownership	December 31,
Property	Location	Percentage	2008	2007

Enterprise Technology Center	Scotts Valley, CA	8.5%	$1,312,000	$2,232,000
Chase Tower	Austin, TX	14.8%	861,000	1,328,000
Executive Center II & III	Dallas, TX	41.1%	1,861,000	2,180,000

Total			$4,034,000	$5,740,000

Summarized combined financial information about our unconsolidated real estate is as follows:

	December 31,
	2008	2007

Balance Sheet Data:
Assets (primarily real estate)	$162,436,000	$165,434,000

Mortgage loans and other debt payable	$118,719,000	$114,244,000
Other liabilities	16,102,000	17,040,000
Equity	27,615,000	34,150,000

Total liabilities and equity	$162,436,000	$165,434,000

Our share of equity	$4,034,000	$5,740,000

	Years Ended December 31,
	2008	2007	2006

Operating Data:
Revenues	$25,094,000	$24,385,000	$18,512,000
Rental and other expenses (including real estate related impairments of $4,200,000 in 2008)	33,382,000	32,198,000	22,821,000

Net loss	$(8,288,000)	$(7,813,000)	$(4,309,000)

Our equity in losses	$(1,031,000)	$(1,421,000)	$(1,173,000)

Gain on sale of unconsolidated real estate	$—	$—	$34,000

Equity in losses and gain on sale of unconsolidated real estate	$(1,031,000)	$(1,421,000)	$(1,139,000)

Total real estate related impairments of $4,200,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties as of December 31, 2008. Our share of the real estate related impairment was $500,000 and is included in the Statement of Operations in “Equity in

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses of unconsolidated real estate.” We also impaired our investments in unconsolidated real estate by $900,000 during the year ended December 31, 2008. This charge is included in our Statement of Operations in “Investment related impairments.” There were no impairments recorded during the years ended December 31, 2007 and 2006.

Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of December 31, 2008 and 2007:

	Ownership	December 31
Property	Percentage	2008	2007

Enterprise Technology Center	8.5%	$33,544,000	$34,263,000
Chase Tower	14.8%	68,031,000	63,633,000
Executive Center II & III	41.1%	17,144,000	16,348,000

Total		$118,719,000	$114,244,000

On December 28, 2008, an extension option on the mortgage loan at Executive Center II & III, located in Dallas, Texas, or the Executive Center II & III property, was exercised, extending the maturity date to December 28, 2009. The mortgage loan originally matured on December 28, 2008 and the extension did not change any material terms of the mortgage loan. Loan extension fees of $35,000 were paid and will be amortized to interest expense over the term of the extension.

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of December 31, 2008, we believe all unconsolidated properties were in compliance with all such covenants.

Unconsolidated Debt Due to Related Parties

Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II & III property has outstanding unsecured notes due to our manager as of December 31, 2008 and 2007 per the table below. These notes bear interest at 8.00% per annum and originally became due on January 1, 2009. Per the terms of the notes, the maturity date was automatically extended to January 1, 2010 upon extension of the maturity dates of the mortgage loans payable to December 28, 2009.

	Ownership	Amount of
Note Issue Dates	Percentage	Loan

June 8, 2005	41.1%	$1,000,000
September 12, 2005	41.1%	200,000
October 18, 2005	41.1%	240,000
November 14, 2005	41.1%	5,000

Total		$1,445,000

In addition, on November 5, 2008, the Executive Center II & III property obtained a 90-day unsecured loan in the amount of $304,000 from NNN Realty Advisors. The unsecured note bears interest at 8.67% per annum and all principal together with all accrued interest was paid in full on January 20, 2009.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Marketable Equity Securities

In October 2008, we sold all of our investments in marketable equity securities. The historical cost and estimated fair value of our investments in available-for-sale marketable equity securities were as follows as of December 31, 2008 and 2007:

	Historical	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2008
Marketable equity securities	$—	$—	$—	$—
December 31, 2007
Marketable equity securities	$1,700,000	$—	$(646,000)	$1,054,000

Sales of marketable equity securities resulted in realized gains of $36,000, $336,000 and $156,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Sales of marketable equity securities resulted in realized losses of $844,000, $324,000 and $22,000 for the years ended December 31, 2007 and 2006, respectively.

7.	Identified Intangible Assets

Identified intangible assets consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

In place leases, above market leases and tenant relationships, net of accumulated amortization of $2,258,000 and $1,187,000 as of December 31, 2008 and 2007, respectively (with a weighted-average life of 38 months, 48 months, and 76 months for in-place leases, above market leases and tenant relationships, respectively, as of December 31, 2008 and a weighted-average life of 40 months, 60 months, and 87 months for in-place leases, above market leases and tenant relationships, respectively, as of December 31, 2007)	$1,870,000	$2,942,000

Amortization expense recorded on the identified intangible assets was $581,000, $854,000 and $176,000 for each of the three years ended December 31, 2008, 2007 and 2006, respectively, which included $72,000, $72,000 and $72,000, respectively, of amortization recorded against rental revenue for above market leases.

We also had intangible liabilities related to below-market leases of $90,000, $120,000 and $0 as of December 31, 2008, 2007, and 2006, respectively, of which $30,000, $25,000 and $0 was amortized as an increase to rental revenue for each of the three years ended December 31, 2008, 2007 and 2006, respectively.

Estimated amortization expense of the identified intangible assets as of December 31, 2008 for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amount

2009	$464,000
2010	376,000
2011	349,000
2012	310,000
2013	173,000
Thereafter	198,000

Total	$1,870,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Assets

Other assets consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Deferred rent receivable	$448,000	$692,000
Deferred financing costs, net of accumulated amortization of $285,000 and $220,000 as of December 31, 2008 and 2007, respectively	288,000	291,000
Lease commissions, net of accumulated amortization of $147,000 and $60,000 as of December 31, 2008 and 2007, respectively	315,000	403,000

	$1,051,000	$1,386,000

9.	Mortgage Loans Payable and Other Debt

We had variable and fixed rate mortgage loans payable, including mortgage loans on properties held for sale, of $68,915,000 and $71,682,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the effective interest rates on mortgage loans payable ranged from 2.69% to 12.0% per annum and from 5.95% to 10.0% per annum, respectively, and the weighted-average effective interest rate was 6.39% and 7.19% per annum, respectively. The mortgage loans mature at various dates through October 2010 and require monthly interest-only payments. As of December 31, 2008, none of our mortgage loans payable require monthly principal payments.

The composition of our aggregate mortgage loans payable balances was as follows as of December 31, 2008 and 2007:

	Total Mortgage Loans Payable		Weighted-Average
	as of		Interest Rate as of
	December 31,		December 31,
	2008	2007	2008	2007

Mortgage loans payable	$68,915,000	$71,682,000	6.39%	7.19%
Fixed rate and variable rate:
Variable rate(1)	$43,325,000	$45,682,000	6.02%	7.45%
Fixed rate	$25,590,000	$26,000,000	7.04%	6.73%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52%.

As discussed further in this footnote, we have guaranteed the payment of approximately $2,500,000 related to certain mortgage loans payable. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due and are actively marketing this property for sale. We anticipate the property will be sold in 2009, however we can provide no assurance that a sale will occur prior to the maturity date of the debt. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable. Management is currently working with the lender to modify existing credit terms and extend the loan with the goal of obtaining an extension sufficient to allow the sale of the property. However, there is no assurance that we will be successful in extending the existing financing or obtaining new financing at terms similar to the existing indebtedness.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2008, we were in compliance with all such covenants, as amended, on all our mortgage loans.

All outstanding principal is due on our consolidated mortgage loans payable in 2009 and 2010 as follows:

Year	Amount

2009	$13,533,000
2010	55,382,000

Total	$68,915,000

Tiffany Square Loan Extension

On February 15, 2009, we exercised an extension option on our mortgage loan for the Tiffany Square property, extending the maturity date to February 15, 2010. The principal balance of the Tiffany Square property mortgage loan was $12,395,000 as of December 31, 2008 and requires monthly interest only payments through maturity.

Executive Center I Loan Modification and Extension

On September 23, 2008, we exercised a third extension option on our mortgage loan at Executive Center I, located in Dallas, Texas, or the Executive Center I property, extending the maturity date to October 1, 2009. The mortgage loan originally matured on October 1, 2007. The material terms of the Executive Center I loan extension provide for: (i) a reduced principal loan amount of $4,500,000 plus deferred loan amendment fees, which required an immediate principal payment of $500,000; (ii) amendment of the interest rate to 12.0% per annum, with interest-only payments payable monthly; (iii) payment of loan origination and mortgage broker fees of $90,000; and (iv) payment of an amendment fee of $90,000, which amount was added to the outstanding principal balance of the loan and due upon loan maturity.

We are preparing to sell the Executive Center I property and to use the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to sell the property by October 1, 2009. If we are unable to sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could result in (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii)a hindrance to our ability to negotiate future loan transactions on favorable terms; or (iv) our ability to pay, or a reduction in the amount of, distributions to our unit holders.

901 Civic Center Loan Modification and Extension

Senior Loan

On June 24, 2008, we and NNN VF 901 Civic, LLC, our subsidiary, entered into a Modification of Loan Documents, or Senior Loan Modification, with NNN 901 Civic, LLC, an entity also managed by our manager, and LaSalle in connection with a mortgage loan on the 901 Civic Center property, evidenced by a promissory note in the amount of $10,000,000 in favor of LaSalle dated May 12, 2006, with a maturity date of May 12, 2008, or the Senior Promissory Note, and secured by a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated May 12, 2006, or the Deed.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The material terms of the Senior Loan Modification, effective as of May 12, 2008, provide for: (i) an extension of the maturity date of the Senior Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $8,382,000; (iii) principal payments to be made sufficient to reduce the outstanding principal balance of the loan to an amount resulting in a Combined Debt Service Ratio of 1.0 to 1.0, as defined in the Senior Loan Modification, requiring an immediate principal payment of $1,319,000; (iv) principal payments commencing on June 1, 2008 and on the first day of each of the subsequent five months thereafter, principal payments in the amount of $149,000 each; (v) a revised definition of the term Combined Debt Service Coverage Ratio, or CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (vi) customary representations and warranties; (vii) reaffirmation of guaranty; and (viii) a payment of an extension fee in the amount of $21,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Senior Loan Modification. The Senior Loan Modification, Senior Promissory Note and Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Senior Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Senior Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into. Based on the terms of the Senior Promissory Note and the outstanding principal balance as of December 31, 2008, we have calculated the Senior Guaranty amount to be approximately $2,100,000.

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

The material terms of the Mezzanine Loan Modification, effective as of May 12, 2008, modify the Mezzanine Promissory Note, Junior Deed and related loan documents, to provide: (i) an extension of the maturity date of the Mezzanine Promissory Note to May 12, 2009 with no right to extend beyond May 12, 2009; (ii) a reduced principal loan amount of $1,455,000; (iii) a revised definition of CDSCR, requiring a CDSCR of (a) 1.0 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from June 1, 2008 through August 12, 2008; and (b) a CDSCR of 1.10 to 1.0 for any calendar quarter ending on March 31, June 30, September 30 and December 31 for the period from August 13, 2008 through May 12, 2009; (iv) customary representations and warranties; (v) reaffirmation of guaranty; and (vi) a payment of an extension fee in the amount of $4,000 plus all out-of-pocket costs and expenses incurred by LaSalle in connection with the Mezzanine Loan Modification. The Mezzanine Loan Modification, Mezzanine Promissory Note and Junior Deed, are also secured by an Amended and Restated Guaranty of Payment dated June 24, 2008, or the Mezzanine Guaranty, by which we unconditionally and irrevocably guarantee full and prompt payment of the principal sum of the Mezzanine Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into. Based on the terms of the Mezzanine Promissory Note and the outstanding principal balance as of December 31, 2008, we have calculated the Mezzanine Guaranty amount to be approximately $400,000.

Interest Rate Swap

NNN VF 901 Civic, LLC and NNN 901 Civic, LLC previously entered into an International Swap Dealers Association, Inc., or ISDA, Master Agreement and interest rate swap arrangement with LaSalle on

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 12, 2006, in connection with the Senior Promissory Note and Mezzanine Promissory Note, as defined above, on the 901 Civic Center Property. In connection with the Senior Loan Modification and Mezzanine Loan Modification, NNN VF 901 Civic and NNN 901 Civic, LLC entered into an ISDA interest rate swap confirmation letter agreement, or the Swap, with LaSalle, for (i) a notional amount of $9,837,000; (ii) a trade date and effective date of June 18, 2008; (iii) a termination date of May 12, 2009; and (iv) a fixed rate payer payment date of: the first of each month, commencing on July 1, 2008 and ending on the termination date. Pursuant to the terms of the Swap, the Senior Promissory Note and Mezzanine Promissory Note bear interest at a fixed interest rate of 3.33% and have effective interest rates of 5.58% and 11.33%, respectively, as of December 31, 2008.

Other Debt

We had a margin securities account with the Margin Lending Program at Merrill Lynch which allowed us to purchase securities on margin. The margin securities account was closed following the sales of all of our marketable equity securities in October 2008. All margin borrowing was secured by the securities purchased and could not exceed 50.0% of the fair market value of the securities purchased. Margin borrowing incurred interest at the Merrill Lynch base lending rate, subject to additional interest on a sliding scale based on the value of the margin account. During the years ended December 31, 2008 and 2007, we borrowed $0 and $999,000, respectively, and repaid $0 and $999,000, respectively, on margin. We complied with Merrill Lynch’s margin lending policy for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, we had no margin liabilities outstanding.

10.	Derivative Financial Instruments

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

The following table lists the derivative financial instrument held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$9,837,000	LIBOR	3.33%	$(112,000)	Swap	05/12/2009

The following table lists the derivative financial instrument held by us as of December 31, 2007:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$10,550,000	LIBOR	5.40%	$(33,000)	Swap	05/12/2008

We recorded $79,000 as an addition, $5,000 as a reduction and $38,000 as an addition to interest expense related to the change in the swap fair value for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of the derivative was $(112,000) and $(33,000) as of December 31, 2008 and 2007, respectively, and is included in accounts payable and accrued liabilities.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Minority Interests

Minority interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownerships interests that are not wholly owned by us as of December 31, 2008 and 2007:

	Date	Minority
Entity	Acquired	Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%

12.	Unit Holders’ Equity

Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2008, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. On March 9, 2006, we repurchased 30 Class B units for $134,000, which approximated the net proceeds we originally received (after offering costs) from the original issuance. As of December 31, 2006, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding.

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

During the years ended December 31, 2008, 2007 and 2006, distributions of $292, $411, and $602 per unit were declared, aggregating approximately $2,908,000, $4,090,000, and $5,997,000 in distributions, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

Effective November 1, 2008, we suspended cash distributions to the Class A, Class B and Class C unit holders.

13.	Future Minimum Rent

Rental Revenue

We have operating leases with tenants that expire at various dates through 2018 and in some cases subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2008, are summarized as follows:

Year Ending	Amount

2009	$9,849,000
2010	8,804,000
2011	7,631,000
2012	4,642,000
2013	1,792,000
Thereafter	3,208,000

Total	$35,926,000

A certain amount of our rental revenue is derived from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2008, 2007 and 2006, the amount of contingent rent earned by us was not significant.

14.	Related Party Transactions

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and the Management Agreement. While we have no employees, certain employees of our manager provide services in connection with the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2008, 2007 and 2006, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of our properties for its services in managing our properties. For the years ended December 31, 2008, 2007 and 2006, we incurred Realty management fees of $547,000, $403,000, and $596,000, respectively.

Real Estate Acquisition Fees

We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross sales price of a property. For the years ended December 31, 2008, 2007 and 2006, we incurred real estate acquisition fees to Realty or its affiliate in the amount of $0, $1,312,000, and $300,000, respectively.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the years ended December 31, 2008, 2007 and 2006, we incurred real estate disposition fees to Realty or its affiliate in the amount of $0, $482,000, and $500,000, respectively.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commissions

We pay Realty a leasing commission fee for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2008, 2007 and 2006, we incurred lease commissions to Realty of $303,000, $856,000, and $947,000, respectively.

Accounting Fees

We pay our manager accounting fees for record keeping services provided to us. We incurred accounting fees to our manager of $72,000, $50,000, and $57,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Construction Fees

We pay Realty a construction fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2008, 2007 and 2006, we incurred construction fees to Realty in the amount of $76,000, $13,000, and $0, respectively.

Loan Fees

We pay Realty or its affiliate a loan fee of 1% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2008, 2007 and 2006, we incurred loan fees to Realty of $0, $118,000, $0, respectively.

As of December 31, 2008 and 2007, the amount payable by us for fees described above was $227,000 and $240,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans payable due to related parties.”

Related Party Accounts Receivable/Payable

Related party accounts receivable/payable consists primarily of amounts due to/from us for operating expenses incurred by us and paid by our manager or its affiliates.

On December 1, 2005, we advanced $579,000 on an unsecured basis to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II & III property, an unconsolidated property. The unsecured note provides for interest at 8.00% per annum and all principal together with all accrued interest was originally due in full on December 1, 2008. The maturity date of this unsecured note has been extended to December 28, 2009, the maturity date of the mortgage loans outstanding on the Executive Center II & III property. We believe the proceeds from the anticipated sale of the Executive Center II & III property in 2009 will be sufficient to pay us in full. As of December 31, 2008 and 2007, the amount due on this note receivable was $722,000 and $579,000, respectively.

As of December 31, 2008 and 2007, the amount due to us for the note receivable described above and for management fees from an affiliated entity was $764,000 and $594,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans receivable due from related parties.”

On August 29, 2008, we entered into a 365-day unsecured loan in the amount of $111,000 with NNN Realty Advisors. The unsecured note provides for interest at 6.96% per annum and all principal together with all accrued interest was paid in full on December 10, 2008.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 18, 2008, we entered into a 365-day unsecured loan in the amount of $88,000 from NNN Realty Advisors. The unsecured note provides for interest at 8.67% per annum and all principal together with all accrued interest was paid in full on December 10, 2008.

Other Related Party Financing

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

15.	Commitments and Contingencies

Prior Performance Tables (unaudited)

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Discontinued Operations — Properties Held for Sale

In accordance with SFAS No. 144, the net income (loss) and the net gain on dispositions of operating properties sold as of December 31, 2008 or classified as held for sale as of December 31, 2008 are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2008, 2007 and 2006 discontinued operations included the net income (loss) of five properties sold and three properties held for sale as of December 31, 2008.

Property	Date Acquired	Date Designated for Sale	Date Sold

Tiffany Square	November 15, 2006	October 14, 2008	N/A
The Sevens Building	October 25, 2007	October 10, 2008	N/A
901 Civic Center	April 24, 2006	September 26, 2008	N/A
Woodside	September 30, 2005	October 19, 2007	December 13, 2007
Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007
3500 Maple Building	December 27, 2005	December 27, 2005	14.0% sold on February 10, 2006 21.5% sold on June 13, 2006 53.7% sold on October 16, 2006 9.8% sold on October 31, 2006
Oakey Building	April 2, 2004	June 8, 2005	January 24, 2006

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the revenue and expense components that comprised (loss) income from discontinued operations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Rental revenue	$8,150,000	$5,939,000	$11,925,000
Rental expense (including general, administrative, depreciation and amortization expense)	6,701,000	6,310,000	9,293,000
Real estate related impairments	14,300,000	—	—

(Loss) income before other income (expense)	(12,851,000)	(371,000)	2,632,000
Interest expense (including amortization of deferred financing costs)	(3,496,000)	(4,000,000)	(5,713,000)
Interest and other income	44,000	163,000	65,000
Minority interests	140,000	44,000	(1,415,000)

Loss from discontinued operations, properties held for sale, net	(16,163,000)	(4,164,000)	(4,431,000)
Gain on sale of real estate including minority interest on sale of real estate	—	9,702,000	7,056,000

Total (loss) income from discontinued operations	$(16,163,000)	$5,538,000	$2,625,000

A summary of the properties held for sale balance sheet information is as follows:

	December 31,
	2008	2007

Land, buildings and tenant improvements, net of accumulated depreciation of $2,130,000 and $1,068,000, as of December 31, 2008 and 2007, respectively	$34,290,000	$48,112,000

Identified intangible assets, net of accumulated amortization of $2,188,000 and $1,263,000 as of December 31, 2008 and 2007, respectively	3,954,000	5,906,000
Lease inducements, net of accumulated amortization of $94,000 and $321,000 as of December 31, 2008 and 2007, respectively	1,029,000	1,606,000
Lease commissions, net of accumulated amortization of $244,000 and $127,000 as of December 31, 2008 and 2007, respectively	1,217,000	959,000
Loan fees, net of accumulated amortization of $705,000 and $322,000 as of December 31, 2008 and 2007, respectively	343,000	689,000
Other assets	809,000	581,000

Total other assets	7,352,000	9,741,000

Total Assets	$41,642,000	$57,853,000

Mortgage loans payable	$42,528,000	$45,152,000
Security deposits, prepaid rent and other liabilities	335,000	311,000

Total Liabilities	$42,863,000	$45,463,000

Minority interests	$(57,000)	$86,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Financial Data (unaudited)

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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Rental revenue	$839,000	$221,000	$1,008,000	$1,019,000
Rental expense (including general, administrative, depreciation and amortization expense)	1,127,000	1,096,000	1,177,000	1,402,000
Real estate related impairments	6,400,000	—	—	—

Loss before other income (expense) and discontinued operations	(6,688,000)	(875,000)	(169,000)	(383,000)
Interest expense (including amortization of deferred financing costs)	(623,000)	(569,000)	(591,000)	(531,000)
Investment related impairments	(900,000)	—	—	—
Equity in (losses) earnings of unconsolidated real estate	(254,000)	(146,000)	(643,000)	12,000
Interest income and other income (expense)	52,000	(7,000)	(72,000)	(578,000)
Minority interests	221,000	13,000	14,000	(2,000)

Loss from continuing operations	(8,192,000)	(1,584,000)	(1,461,000)	(1,482,000)
Loss from discontinued operations	(10,915,000)	(3,217,000)	(963,000)	(1,068,000)

Net loss	$(19,107,000)	$(4,801,000)	$(2,424,000)	$(2,550,000)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Rental revenue	$937,000	$980,000	$716,000	$332,000
Rental expense (including general, administrative, depreciation and amortization expense)	1,295,000	1,436,000	1,142,000	998,000

Loss before other income (expense) and discontinued operations	(358,000)	(456,000)	(426,000)	(666,000)
Interest expense (including amortization of deferred financing costs)	(612,000)	(588,000)	(578,000)	(268,000)
Equity in losses of unconsolidated real estate	(319,000)	(532,000)	(280,000)	(290,000)
Interest income and other income (expense)	72,000	(153,000)	509,000	129,000
Minority interests	3,000	35,000	(2,000)	71,000

Loss from continuing operations	(1,214,000)	(1,694,000)	(777,000)	(1,024,000)
Income (loss) from discontinued operations	5,537,000	(1,160,000)	(1,129,000)	2,290,000

Net income (loss)	$4,323,000	$(2,854,000)	$(1,906,000)	$1,266,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Combinations

During the year ended December 31, 2008, we did not acquire any properties.

During the year ended December 31, 2007, we completed the acquisition of two consolidated office properties. The aggregate purchase price including closing costs of the properties was $52,698,000, of which $44,000,000 was financed with mortgage debt. Our results of operations include the combined results of the Four Resource Square property from March 7, 2007 (date of acquisition) through December 31, 2007 and The Sevens Building from October 25, 2007 (date of acquisition) through December 31, 2007.

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships; on the acquisition of the Four Resource Square property and The Sevens Building, we also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Four Resource Square	The Sevens Building	Total

Land	$1,668,000	$5,119,000	$6,787,000
Buildings and improvements	19,357,000	20,487,000	39,844,000
Above market leases	—	30,000	30,000
In place leases	1,034,000	1,700,000	2,734,000
Tenant relationships	1,592,000	1,941,000	3,533,000

Net assets acquired	$23,651,000	$29,277,000	$52,928,000

Below market leases	(145,000)	(85,000)	(230,000)

Net liabilities assumed	$(145,000)	$(85,000)	$(230,000)

In addition, we sold two consolidated properties during the year ended 2007 and sold one land parcel as discussed in Note 3, Investments in Real Estate.

During the year ended December 31, 2006, we completed the acquisition of two consolidated office properties. The aggregate purchase price including closing costs of the properties was $26,458,000, of which $0 was financed with mortgage debt. Our results of operations include the combined results of the 901 Civic Center property from April 24, 2006 (date of acquisition) through December 31, 2006 and the Tiffany Square property from November 15, 2006 (date of acquisition) through December 31, 2006.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 141, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships; on the acquisition of the 901 Civic Center property, we also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	901 Civic Center	Tiffany Square	Total

Land	$2,094,000	$1,555,000	$3,649,000
Buildings and improvements	11,276,000	8,026,000	19,302,000
In place leases	725,000	1,185,000	1,910,000
Tenant relationships	773,000	826,000	1,599,000

Net assets acquired	$14,868,000	$11,592,000	$26,460,000

Below market leases	(2,000)	—	(2,000)

Net liabilities assumed	$(2,000)	$—	$(2,000)

In addition, we acquired an unconsolidated property and sold two consolidated properties during the year ended 2006. Two consolidated properties were listed for sale at the end of December 31, 2006 as discussed in Note 3, Investments in Real Estate.

Assuming all of the 2007 and 2006 acquisitions and dispositions had occurred on January 1, 2006, pro forma revenues and net loss from continuing and discontinued operations would have been $11,103,000 and $(8,845,000), respectively, for the year ended December 31, 2007; and $10,674,000 and $(7,200,000), respectively, for the year ended December 31, 2006. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NNN 2003 VALUE FUND, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	End of
	Period	Expenses	account)	Period

Allowance for Doubtful Accounts
Year ended December 31, 2008 — Allowance for doubtful accounts	$228,000	$(228,000)	$—	$—
Year ended December 31, 2007 — Allowance for doubtful accounts	$—	$228,000	$—	$228,000
Year ended December 31, 2006 — Allowance for doubtful accounts	$2,000	$—	$(2,000)	$—

NNN 2003 VALUE FUND, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

										Maximum Life
										on Which
				Gross Amount at Which Carried						Depreciation in
		Initial Costs to Company		at Close of Period						Latest Income
			Buildings and		Buildings and		Accumulated	Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Total(a)(b)	Depreciation(c)	Constructed	Acquired	Computed

Executive Center I (Office), Dallas, TX	$5,000,000	$2,190,000	$4,213,000	$1,986,000	$4,357,000	$6,343,000	$(1,085,000)	1983	29-Dec-03	39 years
Four Resource Square (Office), Charlotte, NC	21,531,000	1,668,000	19,357,000	1,176,000	14,613,000	15,789,000	(1,809,000)	2000	7-Mar-07	39 years

Total	$26,531,000	$3,858,000	$23,570,000	$3,162,000	$18,970,000	$22,132,000	$(2,894,000)

(a) For federal income tax purposes, the aggregate cost of our two consolidated operating properties as of December 31, 2008 is $33,315,000.

(b) A summary of activity for real estate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
Real Estate:	2008	2007	2006

Balances at beginning of year	$77,337,000	$57,760,000	$96,561,000
Acquisitions of real estate properties	—	46,631,000	22,959,000
Additions to building and improvements	22,000	2,034,000	397,000
Dispositions of real estate properties	—	(29,088,000)	(62,157,000)
Real estate related impairments	(6,046,000)	—	—
Balances associated with changes in reporting presentation(d)	(49,181,000)	—	—

Balances at end of year	$22,132,000	$77,337,000	$57,760,000

(c) A summary of activity for accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Years Ended December 31,
Accumulated Depreciation:	2008	2007	2006

Balances at beginning of year	$2,740,000	$2,006,000	$860,000
Depreciation expense	1,223,000	2,296,000	1,280,000
Dispositions of real estate properties	—	(1,562,000)	(134,000)
Balances associated with changes in reporting presentation(d)	(1,069,000)	—	—

Balances at end of year	$2,894,000	$2,740,000	$2,006,000

(d) The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties designated as held for sale and placed into discontinued operations during the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC (Registrant)

By	/s/ KENT W. PETERS Kent W. Peters	Chief Executive Officer (principal executive officer)

Date	March 31, 2009

By	/s/ MICHAEL J. RISPOLI Michael J. Rispoli	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC (principal financial officer)

Date	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Kent W. Peters Kent W. Peters	Chief Executive Officer (principal executive officer)

Date	March 31, 2009

By	/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC (principal financial officer)

Date	March 31, 2009

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit

3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included as Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.6	Modification of Loan Documents, dated June 24, 2008, effective as of May 12, 2008, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and LaSalle Bank National Association (Senior Loan Modification) (included as Exhibit 10.1 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).

10.7	Amended and Restated Guaranty of Payment, dated June 24, 2008, executed by NNN 2003 Value Fund, LLC to and for the benefit of LaSalle Bank National Association (Senior Guaranty) (included as Exhibit 10.2 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).

10.8	Modification of Loan Documents, dated June 24, 2008, effective as of May 12, 2008, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and LaSalle Bank National Association (Mezzanine Loan Modification) (included as Exhibit 10.3 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).

10.9	Amended and Restated Guaranty of Payment, dated June 24, 2008, executed by NNN 2003 Value Fund, LLC to and for the benefit of LaSalle Bank National Association (Mezzanine Guaranty) (included as Exhibit 10.4 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).

10.10	ISDA Interest Rate Swap Confirmation Letter Agreement, dated June 18, 2008, by and between NNN VF 901 Civic, NNN 901 Civic, LLC and LaSalle Bank National Association (included as Exhibit 10.5 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference).

Exhibit
Number		Exhibit

10.11		ISDA Interest Rate Swap Confirmation Letter Agreement between NNN 901 Civic, LLC and NNN VF 901 Civic, LLC and LaSalle Bank NA, executed July 28, 2008 (included as Exhibit 10.1 to our Form 8-K filed on July 29, 2008 and incorporated herein by reference).

16.1		Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated October 15, 2008, (included as Exhibit 16.1 to our Current Report on Form 8-K filed October 15, 2008 and incorporated herein by reference).

21	.1*	Subsidiaries of NNN 2003 Value Fund, LLC.

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.