Form 10-Q
period 2009-03-31
NNN 2003 VALUE FUND LLC
filed 2009-05-18
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51295
NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 300 Santa Ana, California	92705 (Zip Code)
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
☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No
     As of May 15, 2009, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate investments:
Operating property, net	$13,802,000	$13,980,000
Properties held for sale, net	39,096,000	39,548,000
Investments in unconsolidated real estate	3,004,000	4,034,000

	55,902,000	57,562,000
Cash and cash equivalents	921,000	1,459,000
Accounts receivable, net	392,000	369,000
Accounts and loans receivable due from related parties	783,000	764,000
Restricted cash	1,788,000	1,788,000
Identified intangible assets, net	996,000	1,073,000
Other assets related to properties held for sale	8,339,000	8,477,000
Other assets, net	681,000	723,000

Total assets	$69,802,000	$72,215,000

LIABILITIES AND (DEFICIT) EQUITY
Mortgage loans payable	$21,797,000	$21,797,000
Mortgage loans payable secured by properties held for sale	47,118,000	47,118,000
Accounts payable and accrued liabilities	2,147,000	2,098,000
Accounts and loans payable due to related parties	193,000	227,000
Acquired lease liabilities, net	114,000	129,000
Other liabilities related to properties held for sale, net	421,000	467,000
Security deposits, prepaid rent and other liabilities	434,000	364,000

Total liabilities	72,224,000	72,200,000

Commitments and contingencies (Note 14)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(2,406,000)	(279,000)
Noncontrolling interest (deficit) equity	(16,000)	294,000

Total (deficit) equity	(2,422,000)	15,000

Total liabilities and (deficit) equity	$69,802,000	$72,215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Rental revenue	$600,000	$768,000

Expense:
Rental expense	220,000	229,000
General and administrative	303,000	381,000
Depreciation and amortization	274,000	420,000

Total expense	797,000	1,030,000

Loss before other income (expense) and discontinued operations	(197,000)	(262,000)

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(428,000)	(400,000)
Interest and dividend income	12,000	95,000
Other-than-temporary impairment of marketable equity securities	—	(683,000)
Equity in earnings (losses) of unconsolidated real estate	(1,040,000)	12,000
Other income	(37,000)	10,000

Loss from continuing operations	(1,690,000)	(1,228,000)
Loss from discontinued operations	(747,000)	(1,331,000)

Consolidated net loss	(2,437,000)	(2,559,000)

Less (loss) income from continuing operations attributable to noncontrolling interest	(312,000)	2,000
Less income (loss) from discontinued operations attributable to noncontrolling interest	2,000	(11,000)

Loss attributable to noncontrolling interests	(310,000)	(9,000)

Net loss attributable to NNN 2003 Value Fund, LLC	$(2,127,000)	$(2,550,000)

Comprehensive loss:
Net loss	$(2,127,000)	$(2,550,000)
Recognition of previously unrealized loss on marketable equity securities	—	646,000
Unrealized gain on marketable equity securities arising during the period	—	6,000

Comprehensive loss attributable to NNN 2003 Value Fund, LLC	$(2,127,000)	$(1,898,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY
For the Three Months Ended March 31, 2009
(Unaudited)

			NNN 2003 Value
	Number		Fund, LLC	Noncontrolling
	of Units	Total	Deficit	Interest
BALANCE — December 31, 2008	9,970	$15,000	$(279,000)	$294,000
Net loss	—	(2,437,000)	(2,127,000)	(310,000)

BALANCE — March 31, 2009	9,970	$(2,422,000)	$(2,406,000)	$(16,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,437,000)	$(2,559,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate related impairments on consolidated properties	500,000	—
Other than temporary impairment of marketable equity securities	—	683,000
Depreciation and amortization (including deferred financing costs, deferred rent and above/below market leases)	447,000	1,223,000
Equity in loss (earnings) of unconsolidated real estate	1,040,000	(12,000)
Allowance for doubtful accounts	100,000	112,000
Change in operating assets and liabilities:
Accounts receivable	(142,000)	(428,000)
Other assets	23,000	21,000
Restricted cash	(157,000)	(201,000)
Accounts payable and accrued liabilities	15,000	5,000
Security deposits, prepaid rent and other liabilities	24,000	(27,000)

Net cash used in operating activities	(587,000)	(1,183,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,000)	(319,000)
Investment in unconsolidated real estate	(10,000)	—

Net cash used in investing activities	(108,000)	(319,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgage loans payable and other debt	—	560,000
Restricted cash	157,000	226,000
Noncontrolling interest distributions	—	(1,000)
Payment of deferred financing costs	—	(13,000)
Distributions	—	(872,000)

Net cash provided by (used in) financing activities	157,000	(100,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(538,000)	(1,602,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,459,000	8,208,000

CASH AND CASH EQUIVALENTS — end of period	$921,000	$6,606,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,284,000	$1,346,000
Income taxes	$4,000	$9,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$95,000	$74,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
1. Organization and Description of Business
     The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
     NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2009, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, and three unconsolidated properties, or our unconsolidated properties. Four of our consolidated properties and all three of our unconsolidated properties are classified as held for sale as of March 31, 2009 and efforts are actively underway to market and sell these properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any real estate properties at this time.
     Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As discussed further in Note 9, Mortgage Loans Payable and Other Debt, as of March 31, 2009, we guaranteed the payment of approximately $5,000,000 of mortgage loans payable that mature on August 10, 2009 related to one of our consolidated properties. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due and are actively marketing this property for sale. As discussed further in Note 4, Real Estate Investments – Properties Held for Sale, on April 21, 2009 we entered into an agreement to sell this property. We anticipate the property will be sold during the second quarter of 2009, however, there can be no assurance that the sale will occur prior to the maturity date of the mortgage loans, or at all, or if it is sold, that the net sale proceeds will be sufficient to repay the debt. In the event the net sale proceeds are insufficient to repay the mortgage loans, we would be required to fund repayment of the mortgage loans up to the guaranty of approximately $5,000,000. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable.
     Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our manager is managed by executive officers appointed by the board of directors of Grubb & Ellis Company, or Grubb & Ellis. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
2. Summary of Significant Accounting Policies
     The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying interim unaudited condensed consolidated financial statements.
Interim Financial Data
     Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009.
Principles of Consolidation and Basis of Presentation
     The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (loss) of these real estate investments is included in consolidated net income.
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
Use of Estimates
     The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2009 and December 31, 2008 and the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the three months ended March 31, 2009 and 2008. Actual results could differ, perhaps in material adverse ways, from those estimates.
Investment in Marketable Equity Securities
     We had no investment in marketable equity securities as of March 31, 2009 and December 31, 2008. During the three months ended March 31, 2008, we recorded losses of $683,000 to reflect the fair value of marketable equity securities owned at that time. We believed the decline in value was other-than-temporary and recognized the losses in our statement of operations during the first quarter of 2008.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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
In accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, as of March 31, 2009 we assessed the value of our properties that were designated as held for sale during the first quarter of 2009 given projected sales dates and the potential for reduced ownership holding periods for these properties. This valuation assessment resulted in us recognizing a charge for real estate related impairments of $1,600,000 against the carrying value of our real estate investments during the three months ended March 31, 2009. There were no real estate related impairments recorded during the three months ended March 31, 2008. Real estate related impairments of $1,600,000 are reported in our statement of operations for the three months March 31, 2009 as follows:

Three Months
Ended
Line Item in Statement of Operations	March 31, 2009

Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	$1,100,000
Loss from discontinued operations (investments in properties held for sale)	500,000

Total real estate related impairments	$1,600,000

Fair value and projections were based upon various assumptions as discussed above. We are subject to the current economic conditions which have affected the availability of credit and our ability to obtain financing or to extend loans as they come due. As of May 15, 2009, we have mortgage loans totaling $47,725,000 on four of our consolidated properties that mature within the next 12 months. We intend to either refinance or extend the mortgage loans, or sell the properties. If we are unable to execute on our plan, the ultimate recovery of our investment in real estate may be further impaired.
Operating Property
Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, or our operating property, is stated at historical cost less accumulated depreciation net of real estate related impairment charges. The cost of our operating property includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and the shorter of the lease term or useful life, ranging from one to six years for tenant improvements. When depreciable

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.
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
SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. In 2008, we initiated plans to sell 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, and The Sevens Building, located in St. Louis, Missouri, or The Sevens Building, and classified these three properties as held for sale as of December 31, 2008. In the first quarter of 2009, we designated four additional properties as held for sale — a consolidated property, Executive Center I, located in Dallas, Texas, or the Executive Center I property and our three unconsolidated properties, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology property, Executive Center II and III, located in Dallas, Texas, or the Executive Center II & III property and Chase Tower, located in Austin, Texas, or the Chase Tower property.
As required by SFAS No. 144, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the properties held for sale have been excluded from our results from continuing operations for all periods presented herein. The financial results for these properties are presented in our consolidated statements of operations for the three months ended March 31, 2009 and 2008 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for these properties are presented in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 in the line items entitled “Property held for sale, net,” “Other assets related to property held for sale,” “Mortgage loan payable secured by property held for sale,” and “Other liabilities related to property held for sale, net.”
Fair Value Measurement
On January 1, 2008, we adopted the provision of SFAS No. 157, Fair Value Measurements, or SFAS No. 157, for our financial assets and liabilities measured at fair value on a recurring basis. On January 1, 2009, we adopted the provisions of SFAS No. 157 for our nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position. SFAS No. 157 establishes a three-tiered fair value hierarchy that

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.
The following table presents changes in nonfinancial assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	March 31, 2009	Level 1	Level 2	Level 3	Losses

Operating property	$13,802,000	$—	$—	$13,802,000	$—
Properties held for sale	$39,096,000	$—	$—	$39,096,000	$(500,000)
Investments in unconsolidated real estate	$3,004,000	$—	$—	$3,004,000	$(1,100,000)
Liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows:

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Liabilities	Level 1	Level 2	Level 3	Total

Interest rate swap	$—	$23,000	$—	$23,000
The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flow of each derivative. The factors used in estimating the fair value of our real estate investments involve estimating proceeds from disposition, including projected operating cash flow in the year of potential disposition, growth rates in projected operating revenues and expenses, capitalization rates and discount rates. We use considerable judgment in applying these estimates in determining fair value.
Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
Segments
The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the quarters ended March 31, 2009 and 2008.
Noncontrolling Interests
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As a result of adopting FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51, or SFAS No. 160, on January 1, 2009, we have restated our

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
December 31, 2008 consolidated balance sheet, as well as our statement of operations for the three months ended March 31, 2008 as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted

Minority interests	$294,000	$(294,000)	$—

Noncontrolling interests equity	$—	$294,000	$294,000

Total (deficit) equity	$(279,000)	$294,000	$15,000

	As Previously
Three Months Ended March 31, 2008	Reported	Adjustment	As Adjusted

Minority interest in losses	$9,000	$(9,000)	$—

Net loss / consolidated net loss	$(2,550,000)	$(9,000)	$(2,559,000)

Loss attributable to noncontrolling interests	$—	$(9,000)	$(9,000)

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued revised Statement No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) has changed the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) has changed the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial statements.
3.   Real Estate Investment – Operating Property
We have one consolidated operating property, Four Resource Square, which consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Buildings and tenant improvements	$14,612,000	$14,613,000
Land	1,176,000	1,176,000

	15,788,000	15,789,000
Less: accumulated depreciation	(1,986,000)	(1,809,000)

	$13,802,000	$13,980,000

Depreciation expense was $177,000 and $256,000 for the three months ended March 31, 2009 and 2008, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
4.   Real Estate Investments — Properties Held for Sale
Our investments in properties held for sale consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Buildings and tenant improvements	$34,348,000	$34,535,000
Land	8,024,000	8,229,000

	42,372,000	42,764,000
Less: accumulated depreciation	(3,276,000)	(3,216,000)

	$39,096,000	$39,548,000

Real estate related impairment charges of $481,000 were recorded against land, buildings and capital improvements on our properties held for sale during the three months ended March 31, 2009. In addition, real estate related impairment charges of $19,000 were recorded against identified intangible assets on our properties held for sale during the three months ended March 31, 2009. There were no real estate related impairment charges recorded during the three months ended March 31, 2008.
On April 21, 2009, we, along with NNN 901 Civic, LLC, entered into an Agreement for Purchase and Sale of Real Property and Escrow Instructions, as amended on May 6, 2009 and May 12, 2009, for the sale of the 901 Civic Center property, to an unaffiliated third party, for a sales price of $11,250,000. Our manager, Grubb & Ellis Realty Investors, is also the manager of NNN 901 Civic, LLC. We own a 96.9% interest in the 901 Civic Center property. The sale is contingent upon the buyer receiving debt financing. We anticipate that the sale of the 901 Civic Center property will be completed during the second quarter of 2009, however, there can be no assurance that we will be able to complete the sale within this time frame, or at all.
5.   Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of March 31, 2009 and December 31, 2008:

Description	Location	March 31, 2009	December 31, 2008

Enterprise Technology Center	Scotts Valley, CA	$345,000	$1,312,000
Chase Tower	Austin, TX	1,034,000	861,000
Executive Center II & III	Dallas, TX	1,625,000	1,861,000

		$3,004,000	$4,034,000

Summarized combined financial information about our unconsolidated real estate is as follows:

	March 31, 2009	December 31, 2008

Balance Sheet Data:
Assets (primarily real estate)	$146,823,000	$162,436,000

Mortgage loans and other debt payable	$117,861,000	$118,719,000
Other liabilities	14,869,000	16,102,000
Equity	14,093,000	27,615,000

Total liabilities and equity	$146,823,000	$162,436,000

Our share of equity	$3,004,000	$4,034,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	Three Months Ended
	March 31,
	2009	2008

Operating Data:
Revenues	$5,955,000	$6,363,000
Rental and other expenses (including real estate related impairment charges of $13,400,000)	19,543,000	6,307,000

Net (loss) income	$(13,588,000)	$56,000

Our equity in (loss) earnings of unconsolidated real estate	$(1,040,000)	$12,000

Real estate related impairment charges of $13,400,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three months ended March 31, 2009. Our share of the real estate related impairment charges was $1,100,000 and is included in the Statement of Operations in “Equity in losses of unconsolidated real estate.” There were no real estate related impairment charges recorded during the three months ended March 31, 2008.
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of March 31, 2009 and December 31, 2008:

Description	March 31, 2009	December 31, 2008

Enterprise Technology Center	$33,348,000	$33,544,000
Chase Tower	67,182,000	68,031,000
Executive Center II & III	17,331,000	17,144,000

	$117,861,000	$118,719,000

On December 28, 2008, an extension option on the mortgage loan for the Executive Center II & III property was exercised, extending the maturity date to December 28, 2009. The mortgage loan originally matured on December 28, 2008 and the extension did not change any material terms of the mortgage loan. Loan extension fees of $35,000 were paid and will be amortized to interest expense over the term of the extension.
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of March 31, 2009, all unconsolidated properties were in compliance with all such covenants.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II & III property has outstanding unsecured notes due to our manager as of March 31, 2009 and December 31, 2008 per the table below. These notes bear interest at 8.00% per annum and originally became due on January 1, 2009. Per the terms of the notes, the maturity date was automatically extended to January 1, 2010 upon extension of the maturity dates of the mortgage loans payable to December 28, 2009.

Amount of
Note Issue Dates	Loan

June 8, 2005	$1,000,000
September 12, 2005	200,000
October 18, 2005	240,000
November 14, 2005	5,000

$1,445,000

In addition, on November 5, 2008, the Executive Center II & III property obtained a 90-day unsecured loan in the amount of $304,000 from NNN Realty Advisors. The unsecured note bore interest at 8.67% per annum and all principal and all accrued interest was paid in full on January 20, 2009.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
6.   Marketable Equity Securities
We had no investment in marketable equity securities as of March 31, 2009 and December 31, 2008. There were no sales of marketable equity securities during the three months ended March 31, 2009 and 2008. However, we believed that a decline in the value of our marketable equity security investments was other-than-temporary and recorded losses of $683,000 to reflect the fair value of such securities as of March 31, 2008.
7.   Identified Intangible Assets
Identified intangible assets consisted of the following:

	March 31, 2009	December 31, 2008

In-place leases and tenant relationships, net of accumulated amortization of $1,099,000 and $1,022,000 as of March 31, 2009 and December 31, 2008, respectively (with a weighted average life of 24 months and 69 months for in-place leases and tenant relationships, respectively, as of March 31, 2009 and a weighted-average life of 26 months and 72 months for in-place leases and tenant relationships, respectively, as of December 31, 2008)	$996,000	$1,073,000

Amortization expense recorded on the identified intangible assets was $77,000 and $144,000 for the three months ended March 31, 2009 and 2008, respectively.
We also had net intangible liabilities related to below-market leases of $82,000 and $112,000 as of March 31, 2009 and 2008, respectively, of which $8,000 and $8,000 was amortized as an increase to rental revenue for each of the three months ended March 31, 2009 and 2008.
8.  Other Assets
Other assets consisted of the following:

	March 31, 2009	December 31, 2008

Deferred rent receivable	$297,000	$294,000
Deferred financing costs, net of accumulated amortization of $273,000 and $240,000 as of March 31, 2009 and December 31, 2008, respectively	120,000	153,000
Leasing commissions, net of accumulated amortization of $130,000 and $110,000 as of March 31, 2009 and December 31, 2008, respectively	262,000	276,000
Prepaid expenses, deposits and other	2,000	—

	$681,000	$723,000

9.   Mortgage Loans Payable and Other Debt
We have fixed and variable rate mortgage loans payable secured by our consolidated properties, including mortgage loans on properties held for sale, of $68,915,000 as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the effective interest rates on mortgage loans payable ranged from 2.78% to 12.00% per annum and 2.69% to 12.00% per annum, respectively, and the weighted-average effective interest rate was 6.41% and 6.39% per annum, respectively. The loans mature at various dates through October 2010 and require monthly interest-only payments.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
The composition of our consolidated aggregate debt balances as of March 31, 2009 and December 31, 2008 was as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Mortgage loans payable	$68,915,000	$68,915,000	6.41%	6.39%
Variable rate and fixed rate:
Variable rate(1)	$43,325,000	$43,325,000	6.04%	6.02%
Fixed rate	$25,590,000	$25,590,000	7.04%	7.04%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52% as of March 31, 2009.
We guaranteed the payment of approximately $5,000,000 of mortgage loans payable that matured in May 2009 and were extended to August 10, 2009 related to one of our consolidated properties. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due and are actively marketing this property for sale. As discussed further in Note 4, Real Estate Investments – Properties Held for Sale, on April 21, 2009 we entered into an agreement to sell this property. We anticipate the property will be sold during the second quarter of 2009, however, there can be no assurance that the sale will occur prior to the maturity date of the mortgage loans, or at all, or if it is sold, that the net sale proceeds will be sufficient to repay the debt. In the event the net sale proceeds are insufficient to repay the mortgage loans, we would be required to fund repayment of the mortgage loans up to the guaranty of approximately $5,000,000. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable.
Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of March 31, 2009, we were in compliance with all such covenants, as amended, on all our mortgage loans, or obtained waivers for any instances of non-compliance.
All outstanding principal is due on our consolidated mortgage loans payable in 2009 and 2010 as follows:

Year	Amount

2009	$13,533,000
2010	55,382,000

Total	$68,915,000

Tiffany Square Loan Extension
On February 15, 2009, we exercised an extension option on our mortgage loan for the Tiffany Square property, extending the maturity date to February 15, 2010. The principal balance of the Tiffany Square property mortgage loan was $12,395,000 as of March 31, 2009 and requires monthly interest only payments through maturity.
Executive Center I Loan Modification and Extension
On September 23, 2008, we exercised a third extension option on our mortgage loan for the Executive Center I property extending the maturity date to October 1, 2009. The mortgage loan originally matured on October 1, 2007. The material terms of the Executive Center I loan extension provide for: (i) a reduced principal loan amount of $4,500,000 plus deferred loan amendment fees, which required an immediate principal payment of $500,000; (ii) amendment of the interest rate to 12.0% per annum, with interest-only payments payable monthly; (iii) payment of loan origination and mortgage broker fees of $90,000; and (iv) payment of an amendment fee of $90,000, which

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
amount was added to the outstanding principal balance of the loan and due upon loan maturity. The principal balance outstanding on this mortgage loan as of March 31, 2009 was $4,590,000.
We are attempting to sell the Executive Center I property and to use the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to sell the property by October 1, 2009, or at all. If we are unable to sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could result in (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (iv) a reduction in the amount of distributions to our unit holders.
901 Civic Center Drive Building Loan Extension
Senior Loan
Effective May 12, 2009, we extended the maturity date of our senior mortgage loan payable for the 901 Civic Center property, or the Senior Promissory Note, for 90 days to August 10, 2009. The material terms of the Senior Promissory Note extension provide for: (i) amendment of the interest rate to 3.5% above the British Bankers Association LIBOR rate per annum (0.53% as of March 31, 2009); (ii) payment of loan extension and related fees of $15,000; and (iii) reaffirmation of guaranty. We have unconditionally and irrevocably guaranteed full and prompt payment of the principal sum of the Senior Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into. Based on the terms of the Senior Promissory Note and the outstanding principal balance as of March 31, 2009, we have calculated the Senior Guaranty amount to be approximately $4,200,000.
Mezzanine Loan
Effective May 12, 2009, we extended the maturity date of our mezzanine mortgage loan payable for the 901 Civic Center property, or the Mezzanine Promissory Note, for 90 days to August 10, 2009. The material terms of the Mezzanine Promissory Note extension provide for: (i) amendment of the interest rate to 8.0% above the British Bankers Association LIBOR rate per annum; (ii) payment of loan extension and related fees of $3,000; and (iii) reaffirmation of guaranty. We have unconditionally and irrevocably guaranteed full and prompt payment of the principal sum of the Mezzanine Promissory Note in accordance with its terms when due and any and all sums owing under any swap agreements entered into. Based on the terms of the Mezzanine Promissory Note and the outstanding principal balance as of March 31, 2009, we have calculated the Mezzanine Guaranty amount to be approximately $800,000.
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
We utilize derivative instruments to mitigate interest rate fluctuations on specific transactions and cash flows. We do not utilize derivative instruments for speculative or trading purposes.
The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future operations and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
associated with derivative instruments, but monitor the credit standing of our counterparties on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position. As of March 31, 2009, we do not anticipate non-performance by the counterparty to our outstanding derivative contract.
The following table lists the derivative financial instrument held by us as of March 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 9,837,000	LIBOR	3.33%	$(23,000)	Swap	05/12/2009
The following table lists the derivative financial instrument held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity

$ 9,837,000	LIBOR	3.33%	$(112,000)	Swap	05/12/2009
We recorded $89,000 as a reduction to interest expense and $19,000 as an addition to interest expense related to the change in the swap fair value, for the three months ended March 31, 2009 and 2008, respectively. The fair value of the derivative was $(23,000) and $(112,000) as of March 31, 2009 and December 31, 2008, respectively, and is included in accounts payable and accrued liabilities.
11. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of March 31, 2009 and December 31, 2008:

Entity	Date Acquired	Noncontrolling Interests

NNN Enterprise Way, LLC	05/07/04	26.7%
901 Civic Center	04/24/06	3.1%
12. 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of March 31, 2009 and December 31, 2008, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
all capital contributions are reduced to zero; and lastly, in accordance with the distributions as outlined above in the Cash from Operations.
During the three months ended March 31, 2009 and 2008, distributions of $0 and $88, respectively, per unit were declared. This resulted in aggregate distributions paid of $0 and approximately $872,000 during the three months ended March 31, 2009 and 2008, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three months ended March 31, 2009 and 2008, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended March 31, 2009 and 2008, we incurred property management fees to Realty of $134,000 and $132,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross sales price of a property. For the three months ended March 31, 2009 and 2008, we did not incur any real estate acquisition fees.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the three months ended March 31, 2009 and 2008, we did not incur any real estate disposition fees.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2009 and 2008, we incurred leasing commissions to Realty of $66,000 and $55,000, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the three months ended March 31, 2009 and 2008, we incurred accounting fees to our manager of $20,000 and $20,000, respectively.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
$50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the three months ended March 31, 2009 and 2008, we did not incur any construction management fees.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the three months ended March 31, 2009 and 2008, we did not incur any loan fees.
As of March 31, 2009 and December 31, 2008, the amount payable by us for fees described above was $193,000 and $227,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans payable due to related parties.”
Related Party Accounts Receivable/Payable
Related party accounts receivable/payable consists primarily of amounts due to/from us for operating expenses incurred by us and paid by our manager or its affiliates.
On December 1, 2005, we advanced $579,000 on an unsecured basis to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II & III property. The unsecured note provides for interest at 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. The maturity date of this unsecured note has been extended to December 28, 2009, the maturity date of the mortgage loans outstanding on the Executive Center II & III property. We believe the proceeds from the anticipated sale of the Executive Center II & III property in 2009 will be sufficient to pay us in full. As of March 31, 2009 and December 31, 2008, the amount due on this note receivable was $734,000 and $722,000, respectively.
As of March 31, 2009 and December 31, 2008, the amount due to us for the note receivable described above and for management fees from an affiliated entity was $783,000 and $764,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans receivable due from related parties.”
14. Commitments and Contingencies
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
15. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of March 31, 2009 and December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of March 31, 2009 and 2008, we held interests in five consolidated properties with one property each located in: (i) Missouri, which accounted for 40.5% of our total rental revenue; (ii) North Carolina, which accounted for 22.4% of our total rental revenue; (iii) California, which accounted for 17.2% of our total rental revenue; (iv) Colorado, which accounted for 12.0% of our total rental revenue and (v) Texas, which accounted for 7.9% of our total rental revenue. Rental revenue is based on contractual base rent from leases in effect as of December 31, 2008 for both our held for sale properties (reported as part of discontinued operations) and our operating property.
As of March 31, 2009 and 2008, two tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue (including rental revenue reported as part of discontinued operations), as follows:

		Square	Lease
		Footage	Expiration
Tenant	Property	(Approximate)	Date

GSA-FBI	901 Civic Center	49,000	05/03/2012
McKesson Information Solutions, Inc.	Four Resource Square	59,000	06/30/2012
16. Discontinued Operations — Properties Held for Sale
In accordance with SFAS No. 144, the net (loss) income from consolidated operating properties designated as held for sale as of March 31, 2009 is reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2009 and 2008, discontinued operations included the net (loss) income of four consolidated properties held for sale as of March 31, 2009.

Date Designated
Property	Date Acquired	for Sale	Date Sold

901 Civic Center	04/24/2006	09/26/2008	N/A
The Sevens Building	10/25/2007	10/10/2008	N/A
Tiffany Square	11/15/2006	10/14/2008	N/A
Executive Center I	12/30/2003	02/27/2009	N/A
The following table summarizes the revenue and expense components that comprised loss from discontinued operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Rental revenue	$2,142,000	$2,163,000
Rental expense (including general, administrative, depreciation and amortization expense)	1,530,000	2,458,000
Real estate related impairments	500,000	—

Income (loss) before other income (expense)	112,000	(295,000)
Interest expense (including amortization of deferred financing costs)	(859,000)	(1,054,000)
Other income	—	18,000

Loss from discontinued operations	(747,000)	(1,331,000)
Income (loss) from discontinued operations attributable to noncontrolling interests	2,000	(11,000)

Loss from discontinued operations attributable to NNN 2003 Value Fund, LLC	$(749,000)	$(1,320,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
A summary of the properties held for sale balance sheet information is as follows:

	March 31, 2009	December 31, 2008

Land, buildings and tenant improvements, net of accumulated depreciation of $3,276,000 and $3,216,000, as of March 31, 2009 and December 31, 2008 respectively	$39,096,000	$39,548,000

Identified intangible assets, net of accumulated amortization of $3,117,000 and $3,070,000 as of March 31, 2009 and December 31, 2008, respectively	4,686,000	4,752,000
Lease inducements, net of accumulated amortization of $234,000 and $94,000 as of March 31, 2009 and December 31, 2008, respectively	907,000	1,029,000
Leasing commissions, net of accumulated amortization of $283,000 and $282,000 as of March 31, 2009 and December 31, 2008, respectively	1,265,000	1,256,000
Loan fees, net of accumulated amortization of $863,000 and $750,000 as of March 31, 2009 and December 31, 2008, respectively	366,000	478,000
Other assets	1,115,000	962,000

Total other assets	8,339,000	8,477,000

Total Assets	$47,435,000	$48,025,000

Mortgage loans payable	$47,118,000	$47,118,000
Security deposits, prepaid rent and other liabilities	421,000	467,000

Total Liabilities	$47,539,000	$47,585,000

Noncontrolling interest deficit	$(55,000)	$(57,000)

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2009 and December 31, 2008, together with our results of operations for the three months ended March 31, 2009 and 2008, respectively, and cash flows for the three months ended March 31, 2009 and 2008, respectively.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our manager (as defined below); and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2009, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, and three unconsolidated properties, or our unconsolidated properties. Four of our consolidated properties and all three of our unconsolidated properties are classified as held for sale as of March 31, 2009 and efforts are actively underway to market and sell these properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any real estate properties at this time.
Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our manager is managed by executive officers appointed by the board of directors of Grubb & Ellis Company, or Grubb & Ellis. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or

Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
Our manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available through our manager’s website at www.gbe-realtyinvestors.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing when accessed through our manager’s website. We do not maintain our own website or have an address or telephone number separate from our manager. Since we pay fees to our manager for its services, we do not pay rent for the use of their space.
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
Acquisitions and Dispositions
We did not acquire or dispose of any properties during the three months ended March 31, 2009 and 2008.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2008 Annual Report on Form 10-K filed with the SEC, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
During the three months ended March 31, 2009, we had no significant tenant lease amendments and no significant new or lost tenant activity. As of December 31, 2008, our five consolidated properties were 66.1% leased to 75 tenants. 11.9% of the gross leaseable area expires during 2009. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that all of the tenants will renew for another term. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write-off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.
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
Results of Operations
The operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy is acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations may reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period. In addition, we have made reclassifications for all properties designated as held for sale for the three months ended March 31, 2009 and 2008 from (Loss) Income from Continuing Operations to Income (Loss) from Discontinued Operations to conform with the current period financial statement presentation.
Comparison of the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Revenue:
Rental revenue	$600,000	$768,000	$(168,000)	(21.9)%
Expense:
Rental expense	220,000	229,000	(9,000)	(3.9)%
General and administrative	303,000	381,000	(78,000)	(20.5)%
Depreciation and amortization	274,000	420,000	(146,000)	(34.8)%

	797,000	1,030,000	(233,000)	(22.6)%

Loss before other income (expense) and discontinued operations	(197,000)	(262,000)	65,000	24.8%

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(428,000)	(400,000)	(28,000)	(7.0)%
Interest and dividend income	12,000	95,000	(83,000)	(87.4)%
Other-than-temporary impairment of marketable equity securities	—	(683,000)	683,000	100.0%

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
Equity in (loss) earnings of unconsolidated real estate	(1,040,000)	12,000	(1,052,000)	(8,767)%
Other income	(37,000)	10,000	(47,000)	(470.0)%

Loss from continuing operations	(1,690,000)	(1,228,000)	(462,000)	(37.6)%
Discontinued operations:
Loss from discontinued operations	(747,000)	(1,331,000)	584,000	43.9%

Consolidated net loss	(2,437,000)	(2,559,000)	122,000	4.8%
Less (loss) income attributable to noncontrolling interest	(312,000)	2,000	(314,000)	(15,700)%
Less income (loss) from discontinued operations attributable to noncontrolling interest	2,000	(11,000)	13,000	118.2%

Loss attributable to noncontrolling interests	(310,000)	(9,000)	(301,000)	(3,344)%

Loss attributable to 2003 Value Fund, LLC	$(2,127,000)	$(2,550,000)	$423,000	16.6%

Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, is our only operating property as of March 31, 2009.
Rental Revenue
Rental revenue decreased $168,000, or 21.9%, to $600,000, during the three months ended March 31, 2009, compared to rental revenue of $768,000 for the three months ended March 31, 2008. The decrease was primarily attributable to changes in the estimated life of non-cash straight-line rent for certain tenants at the Four Resource Square property.
Rental Expense
Rental expense decreased $9,000, or 3.9%, to $220,000, during the three months ended March 31, 2009, compared to rental expense of $229,000 for the three months ended March 31, 2008. The decrease was primarily attributable to lower building maintenance expenses at the Four Resource Square property.
General and Administrative Expense
General and administrative expense consisted primarily of third-party professional accounting fees, legal fees and printing fees related to our SEC filing requirements. General and administrative expense decreased $78,000, or 20.5%, to $303,000, during the three months ended March 31, 2009, compared to general and administrative expense of $381,000 for the three months ended March 31, 2008. The decrease was primarily due to lower accounting, auditing and printing fees. In addition, during the three months ended March 31, 2008, we incurred administrative expenses of approximately $40,000 as a result of the acquisition of the Four Resource Square property and The Sevens Building, located in St. Louis Missouri, or The Sevens Building, on March 7, 2007 and October 25, 2007, respectively. No such expenses were incurred during the three months ended March 31, 2009.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $146,000, or 34.8%, to $274,000, during the three months ended March 31, 2009, compared to depreciation and amortization expense of $420,000 for the three months ended March 31, 2008. The decrease was primarily the result of certain assets at the Four Resource Square property that have been fully depreciated. In addition, during the fourth quarter of 2008, we recorded real estate related impairment charges of $5.9 million against the value of the Four Resource Square property, which reduced depreciation and amortization expense in the first quarter of 2009.

Interest Expense
Interest expense increased $28,000, or 7.0%, to $428,000, during the three months ended March 31, 2009, compared to interest expense of $400,000 for the three months ended March 31, 2008. The increase was primarily due to a higher outstanding principal balance on the mortgage loan outstanding at the Four Resource Square property during the three months ended March 31, 2009, compared to the same period in 2008.
Interest and Dividend Income
Interest and dividend income decreased $83,000, or 87.4%, to $12,000 during the three months ended March 31, 2009, compared to interest and dividend income of $95,000 for the three months ended March 31, 2008, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average cash balances in 2009, compared to the same period in 2008.
Other-than-temporary Impairment of Marketable Equity Securities
We recorded an other-than-temporary impairment of marketable equity securities of $683,000 during the three months ended March 31, 2008 to reflect the fair value of our marketable equity security investments since we believed that a decline in the value was other-than-temporary as of March 31, 2008. We did not hold any investments in marketable equity securities during the three months ended March 31, 2009.
Equity in (Loss) Earnings of Unconsolidated Real Estate
Equity in (loss) earnings of unconsolidated real estate decreased $1,052,000 to a loss of $1,040,000, during the three months ended March 31, 2009, compared to equity in earnings of $12,000 for the three months ended March 31, 2008. The increased loss was primarily attributable to real estate related impairment charges of $13,400,000 recorded during the first quarter of 2009 at our three unconsolidated subsidiaries. Our share of the real estate related impairment charges was $1,100,000. No real estate related impairment charges were recorded during the three months ended March 31, 2008.
Other (Expense) Income
Other (expense) income decreased $47,000, or 470.0%, to other (expense) of $(37,000), during the three months ended March 31, 2009 from other income of $10,000 during the three months ended March 31, 2008. Other (expense) income in both periods was primarily due to residual activities related to the Woodside property, located in Beaverton, Oregon, which was sold in December 2007.
Loss from Discontinued Operations
Loss from discontinued operations improved $584,000 to a loss of $747,000, during the three months ended March 31, 2009, compared to a loss from discontinued operations of $1,331,000 for the three months ended March 31, 2008. The lower loss was primarily attributable to improved operating results at 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, and The Sevens Building due to reduced depreciation expense from the classification of these properties as held for sale and from lower interest expense due to a reduction in the fair value of an interest rate swap derivative in place at the 901 Civic Center property. This was offset by a larger operating loss at Executive Center I, located in Dallas, Texas, or the Executive Center I property, due primarily to a $500,000 real estate related impairment charge recorded in the first quarter of 2009.
Net Loss
As a result of the above, net loss was $2,127,000 for the three months ended March 31, 2009, compared to net loss of $2,550,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources
Ability to Continue as a Going Concern
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As discussed further in Note 9, Mortgage Loans Payable and Other Debt, to the consolidated financial statements, as of March 31, 2009, we guaranteed the payment of approximately $5,000,000 of mortgage loans payable that mature on August 10, 2009 related to one of our consolidated properties. Based on cash flow projections we have prepared, we currently do not have the ability to satisfy this guaranty if it becomes due and are actively marketing this property for sale. As discussed further in Note 4, Real Estate Investments – Properties Held for Sale, on April 21, 2009 we entered into an agreement to sell this property. We anticipate the property will be sold during the second quarter of 2009, however, there can be no assurance that the sale will occur prior to the maturity date of the mortgage loans, or at all, or if it is sold, that the net sale proceeds will be sufficient to repay the debt. In the event the net sale proceeds are insufficient to repay the mortgage loans, we would be required to fund repayment of the mortgage loans up to the guaranty of approximately $5,000,000. Our failure to meet this financial obligation would be an event of default that would allow the lender to exercise certain rights, including declaring all amounts outstanding thereunder, together with accrued default interest, to be immediately due and payable.
We have initiated discussions with the lender regarding further amendments and/or extensions of the mortgage loan. The lender has not provided formal assurance that we will be able to further amend or extend the mortgage loan upon reasonable terms, or at all. Discussions with our lender are active and ongoing. We currently have no alternative financing in place and if we are unable to extend our existing financing, find alternative or additional financing, obtain a waiver from the lender, or sell the property, we will not have sufficient assets to repay the outstanding debt if accelerated or upon its maturity.
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
As of March 31, 2009, we have principal payments of $47,725,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. If we cannot sell our real estate investments, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of certain assets.
Planned Sales and Valuations of Real Estate Investments
During the second half of 2008, we initiated plans to sell three consolidated properties — the 901 Civic Center property, Tiffany Square, located in Boulder, Colorado, or the Tiffany Square property and The Sevens Building. During the first quarter of 2009, we initiated plans to sell four additional properties — a consolidated property, the Executive Center I property, and our three unconsolidated properties, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology property, Executive Center II and III, located in Dallas, Texas, or the Executive Center II & III property and Chase Tower, located in Austin, Texas, or the Chase Tower property. As of March 31, 2009, these seven properties are designated as held for sale. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, during 2008 we assessed the value of all of our consolidated and unconsolidated properties. This valuation assessment resulted in us recognizing a real estate related impairment charge of $21.2 million during 2008 against the carrying value of our consolidated properties and our investments in unconsolidated real estate. During the three months ended March 31, 2009, pursuant to SFAS No. 144, we recorded a real estate related impairment charge on certain of our held for sale properties and our investments in unconsolidated real estate of $1.6 million.
Cash Flows
Net cash used in operating activities was $587,000 for the three months ended March 31, 2009, a decrease of $596,000, compared to cash used in operating activities of $1,183,000 for the three months ended March 31, 2008. This decrease was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.
Cash flows used in investing activities was $108,000 for the three months ended March 31, 2009, a decrease of $211,000, compared to cash used in investing activities of $319,000 for the three months ended March 31, 2008. The decrease in cash flows used in investing activities between the two periods was primarily due to reduced capital expenditures during the three months ended March 31, 2009.
Cash flows provided by financing activities was $157,000 for the three months ended March 31, 2009, an increase of $257,000, compared to cash used by financing activities of $100,000 for the three months ended March 31, 2008. The increase in cash flows used by financing activities was primarily due to no distributions during the three months ended March 31, 2009 (due to our suspension of distributions effective November 1, 2008), offset by no borrowings during the three months ended March 31, 2009.
Factors which may Influence Future Sources of Capital and Liquidity
Debt Financing
Our consolidated mortgage loans payable were $68,915,000 as of March 31, 2009 and December 31, 2008.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of March 31, 2009 and December 31, 2008 $43,325,000, or 62.9% of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate ranging from 5.95% to 12.00% per annum as of March 31, 2009. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 2.78% to 11.33% per annum as of March 31, 2009. Mortgage loans payable mature at various dates through October 2010.
The composition of our aggregate debt balance as of March 31, 2009 and December 31, 2008 was as follows:

	Total Mortgage
	Loans Payable	Weighted Average
	March 31, 2009 and	Interest Rate
	December 31, 2008	March 31, 2009	December 31, 2008
Mortgage loans payable	$68,915,000	6.41%	6.39%
Variable rate and fixed rate:
Variable rate(1)	$43,325,000	6.04%	6.02%
Fixed rate	$25,590,000	7.04%	7.04%

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52% .

Additional information regarding our mortgage loans payable as of March 31, 2009 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
Property	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Executive Center I	$4,590,000	10/01/2009	12.00%	Fixed
901 Civic Center(1)	8,943,000	08/10/2009	6.52%	Variable
Tiffany Square(2)	12,395,000	02/15/2010	3.63%	Variable
Four Resource Square	21,797,000	03/07/2010	7.25%	Variable
The Sevens Building(3)	21,190,000	10/31/2010	5.92%	Fixed & Variable

Total consolidated mortgage loans payable	$68,915,000

Unconsolidated Properties(4):
Executive Center II & III	$14,681,000	12/28/2009	3.35%	Variable
Enterprise Technology Center	33,348,000	05/11/2011	6.44%	Fixed
Chase Tower	67,182,000	06/30/2009	3.95%	Variable

Total unconsolidated mortgage loans payable	$115,211,000

(1)	Includes variable rate mortgage loans payable with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52%. Effective May 12, 2009, the maturity date of the mortgage loan payable secured by the 901 Civic Center property was extended for 90 days to August 10, 2009.

(2)	On February 15, 2009, the maturity date of the mortgage loan payable secured by the Tiffany Square property was extended for 12 months to February 15, 2010 per the terms of the mortgage loan agreement.

(3)	Mortgage loans payable include $21,000,000 with a fixed interest rate of 5.95% and $190,000 with a variable interest rate of 2.78% as of March 31, 2009.

(4)	Excludes other unsecured notes payable of $2,650,000 as of March 31, 2009.
Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As discussed further in Note 9 Mortgage Loans Payable and Other Debt, as of March 31, 2009, we were in compliance with such covenants, as amended, on all our mortgage loans, or obtained waivers for any instances of non-compliance.
The following table provides information with respect to the maturities and scheduled principal repayments of our aggregate debt balance as well as scheduled interest payments of our variable and fixed rate debt as of March 31, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments – variable rate debt	$8,943,000	$34,382,000	$—	$—	$43,325,000
Principal payments – fixed rate debt	4,590,000	21,000,000	—	—	25,590,000
Interest payments – variable rate debt (based on rate in effect as of March 31, 2009)	1,595,000	352,000	—	—	1,947,000
Interest payments – fixed rate debt	1,219,000	1,041,000	—	—	2,260,000
Tenant improvement and lease commission obligations	95,000	—	—	—	95,000

	$16,442,000	$56,775,000	$—	$—	$73,217,000

As of March 31, 2009, the interest payments on 50.1% of our debt are either fixed or swapped to a fixed rate. The remaining 49.9% of our debt is exposed to fluctuations on the 30-day LIBOR rate. We cannot provide assurance that we will be able to replace our interest-rate swap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.
The following table lists the derivative financial instrument held by us as of March 31, 2009:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$ 9,837,000	LIBOR	3.33%	$(23,000)	Swap	05/12/2009
Other Liquidity Needs
We have restricted cash balances of $1,788,000 as of March 31, 2009 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $266,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.
We estimate that our expenditures for capital improvements, tenant improvements and leasing commissions will require up to $1,800,000 for the remainder of 2009. As of March 31, 2009, we had $411,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Off-Balance Sheet Arrangements
As of March 31, 2009, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued revised Statement No. 141, Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) has changed the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) has changed the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and to fund operations and capital expenditures. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, we may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
The table below presents, as of March 31, 2009, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable rate mortgage loans payable(1)(2)	$8,943,000	$34,382,000	$—	$—	$—	$—	$43,325,000	$43,325,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of March 31, 2009)	6.52%	5.92%	—%	—%	—%	—%	6.04%	—
Fixed rate mortgage loans payable	$4,590,000	$21,000,000	$—	$—	$—	$—	$25,590,000	$25,590,000
Weighted average interest rate on maturing fixed rate debt	12.00%	5.95%	—%	—%	—%	—%	7.04%	—

(1)	Includes variable rate mortgage loans payable at one of our properties with a fixed rate interest rate swap, thereby effectively fixing the interest rate on those mortgage loans payable at a weighted average fixed rate of 6.52%.

(2)	On February 23, 2009, the maturity date of the mortgage loan payable secured by the Tiffany Square property was extended for 12 months to February 15, 2010 per the terms of the mortgage loan agreement.
Approximately 70% of our consolidated mortgage loans payable have maturity dates within 12 months of March 31, 2009. As such, we believe the estimated fair value of our consolidated mortgage loans payable approximates the book value of $68,915,000 as of March 31, 2009.
As of March 31, 2009, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 2.78% to 12.00% per annum and a weighted average effective interest rate of 6.41% per annum. As of March 31, 2009, our mortgage loans payable consisted of $25,590,000, or 37.1%, of the total debt at a fixed interest rate of 7.04% per annum and $43,325,000, or 62.9%, of the total debt at a variable interest rate of 6.04% per annum. Mortgage loans mature at various dates through October 2010.
An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of March 31, 2009, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $172,000, or approximately 8.3%.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission, or the SEC, rules and forms and that such information is accumulated and communicated to us, including our chief executive officer and our manager’s chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that our disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There were no material changes from risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     On May 12, 2009, we, along with NNN 901 Civic, LLC, entered into a Second Amendment to Agreement for Purchase and Sale, or the Second Amendment, to the Agreement for Purchase and Sale of Real Property and Escrow Instructions, or the Agreement, that we entered into on April 21, 2009 for the sale of 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, with an unaffiliated third party, for a sales price of $11,250,000. Our manager, Grubb & Ellis Realty Investors, LLC, is also the manager of NNN 901 Civic, LLC. We own a 96.9% interest in the 901 Civic Center property. The material terms of the Second Amendment provide for an extension of the prospective buyer’s financing contingency period from May 12, 2009 to May 15, 2009, for the sole purpose of us providing evidence, that is reasonably acceptable to the prospective buyer and approved by the prospective buyer’s lender, that any environmental issues relating to an underground storage tank that was formerly located on the 901 Civic Center property have been resolved. As of May 15, 2009, we anticipate that we and the prospective buyer will further amend the Agreement. However, there can be no assurance that the Agreement will be further amended, or that we will be able to complete the sale of the 901 Civic Center property.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN 2003 Value Fund, LLC

(Registrant)

May 15, 2009	/s/ Kent W. Peters

Date	Kent W. Peters
Chief Executive Officer
(principal executive officer)

May 15, 2009	/s/ Michael J. Rispoli

Date	Michael J. Rispoli
Chief Financial Officer
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description
10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).
10.6*	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated April 21, 2009.
10.7*	First Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 6, 2009.
10.8*	Second Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith