Form 10-Q
period 2009-06-30
NNN 2003 VALUE FUND LLC
filed 2009-08-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51295
NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0122092 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300
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
☐ Yes ☑ No
As of August 14, 2009, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate investments:
Operating property, net	$13,625,000	$13,980,000
Properties held for sale, net	38,133,000	41,002,000
Investments in unconsolidated real estate	1,468,000	4,034,000

	53,226,000	59,016,000
Cash and cash equivalents	1,155,000	1,459,000
Accounts receivable, net	189,000	369,000
Accounts and loans receivable due from related parties	794,000	764,000
Restricted cash	1,500,000	1,788,000
Identified intangible assets, net	919,000	1,073,000
Other assets related to properties held for sale	6,382,000	7,023,000
Other assets, net	637,000	723,000

Total assets	$64,802,000	$72,215,000

LIABILITIES AND (DEFICIT) EQUITY
Mortgage loans payable	$21,797,000	$21,797,000
Mortgage loans payable secured by properties held for sale	47,310,000	47,118,000
Accounts payable and accrued liabilities	1,768,000	2,098,000
Accounts and loans payable due to related parties	217,000	227,000
Acquired lease liabilities, net	100,000	129,000
Other liabilities related to properties held for sale, net	562,000	467,000
Security deposits, prepaid rent and other liabilities	421,000	364,000

Total liabilities	72,175,000	72,200,000

Commitments and contingencies (Note 14)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(7,415,000)	(279,000)
Noncontrolling interest equity	42,000	294,000

Total (deficit) equity	(7,373,000)	15,000

Total liabilities and equity	$64,802,000	$72,215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Rental revenue	$612,000	$772,000	$1,212,000	$1,540,000

Expense:
Rental expense	244,000	232,000	464,000	461,000
General and administrative	65,000	158,000	368,000	539,000
Depreciation and amortization	273,000	420,000	547,000	840,000

Total expense	582,000	810,000	1,379,000	1,840,000

Gain (loss) before other income (expense) and discontinued operations	30,000	(38,000)	(167,000)	(300,000)

Other income (expense):
Interest expense (including amortization of deferred financing costs)	(432,000)	(460,000)	(860,000)	(860,000)
Interest and dividend income	12,000	62,000	24,000	157,000
Other-than-temporary impairment of marketable equity securities	—	(110,000)	—	(793,000)
Equity in losses of unconsolidated real estate	(1,525,000)	(643,000)	(2,565,000)	(631,000)
Other income (expense)	(3,000)	(24,000)	(40,000)	(14,000)

Loss from continuing operations	(1,918,000)	(1,213,000)	(3,608,000)	(2,441,000)
Loss from discontinued operations	(3,033,000)	(1,235,000)	(3,780,000)	(2,566,000)

Consolidated net loss	(4,951,000)	(2,448,000)	(7,388,000)	(5,007,000)
Net (loss) income attributable to noncontrolling interest	58,000	(24,000)	(252,000)	(33,000)

Net loss attributable to NNN 2003 Value Fund LLC	$(5,009,000)	$(2,424,000)	$(7,136,000)	$(4,974,000)

Comprehensive loss:
Consolidated net loss	$(4,951,000)	$(2,448,000)	$(7,388,000)	$(5,007,000)
Recognition of previously unrealized loss on marketable equity securities	—	—	—	(646,000)
Unrealized gain on marketable equity securities arising during the period	—	(33,000)	—	(39,000)
Comprehensive income (loss) attributable to noncontrolling interests	58,000	(24,000)	(252,000)	(33,000)

Comprehensive loss attributable to NNN 2003 Value Fund, LLC	$(5,009,000)	$(2,391,000)	$(7,136,000)	$(4,289,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY
For the Six Months Ended June 30, 2009
(Unaudited)

			NNN 2003 Value
	Number	Total Equity	Fund, LLC	Noncontrolling
	of Units	(Deficit)	Deficit	Interest

BALANCE — December 31, 2008	9,970	$15,000	$(279,000)	$294,000

Net loss	—	(7,388,000)	(7,136,000)	(252,000)

BALANCE — June 30, 2009	9,970	$(7,373,000)	$(7,415,000)	$42,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(7,388,000)	$(5,007,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate related impairments on consolidated properties	3,300,000	—
Other than temporary impairment of marketable equity securities	—	793,000
Depreciation and amortization (including deferred financing costs, deferred rent and above/below market leases)	1,194,000	2,315,000
Equity in loss of unconsolidated real estate	2,565,000	631,000
Allowance for doubtful accounts	80,000	354,000
Change in operating assets and liabilities:
Accounts receivable	70,000	(851,000)
Other assets	(166,000)	945,000
Restricted cash	184,000	(308,000)
Accounts payable and accrued liabilities	61,000	(1,033,000)
Security deposits, prepaid rent and other liabilities	1,000	(36,000)

Net cash used in operating activities	(99,000)	(2,197,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(479,000)	(496,000)
Investment in unconsolidated real estate	1,000	—

Net cash used in investing activities	(478,000)	(496,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgage loans payable and other debt	—	(1,468,000)
Borrowings on mortgage loans payable and other debt	192,000	598,000
Restricted cash	104,000	261,000
Noncontrolling interest distributions	—	(2,000)
Payment of deferred financing costs	(23,000)	(29,000)
Distributions	—	(1,746,000)

Net cash used in financing activities	273,000	(2,386,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(304,000)	(5,079,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,459,000	8,208,000

CASH AND CASH EQUIVALENTS — end of period	$1,155,000	$3,129,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,452,000	$2,726,000
Income taxes	$15,000	$55,000
NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrual for tenant improvements and capital expenditures	$67,000	$56,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization and Description of Business
The use of the words, “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2009, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, and three unconsolidated properties, or our unconsolidated properties. Four of our consolidated properties and all three of our unconsolidated properties were classified as held for sale as of June 30, 2009 and efforts are actively underway to market and sell these properties. On July, 17, 2009 we sold one of our consolidated properties, classified as held for sale, to an unaffiliated third party. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As discussed further in Note 9, Mortgage Loans Payable and Other Debt, as of June 30, 2009, we guaranteed the payment of approximately $5,000,000 of mortgage loans payable that was to mature on August 10, 2009 related to one of our consolidated properties that was classified as held for sale. Based on cash flow projections we had prepared, we did not have the ability to satisfy this guaranty if it became due. However, we were actively marketing the property for sale and on July 17, 2009, we sold the property to an unaffiliated third party.
As of August 14, 2009, we have principal payments of $38,782,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. If we cannot sell our real estate investments, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of certain assets. As a result, the maturity of our mortgage debt combined with our default cash flow from operations raises fundamental doubt of our ability to continue as a going concern.
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
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such interim unaudited condensed consolidated financial statements and accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying interim unaudited condensed consolidated financial statement

Interim Financial Data
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
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2009 and December 31, 2008 and the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the three and six months ended June 30, 2009 and 2008. Actual results could differ, perhaps in material adverse ways, from those estimates.
Investment in Marketable Equity Securities
We had no investment in marketable equity securities as of June 30, 2009 and December 31, 2008. During the six months ended June 30, 2008, we recorded losses of $793,000 to reflect the fair value of marketable equity securities owned at that time. We believed the decline in value was other-than-temporary and recognized the losses in our statement of operations during the six months ended June 30, 2008. The securities were sold in 2008.
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
In accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, as of June 30, 2009 we assessed the value of our operating property and our held for sale properties. This valuation assessment resulted in us recognizing a charge for real estate related impairments of approximately $8,000,000 and $22,100,000 against the carrying value of our consolidated and unconsolidated real estate investments during the three and six months ended June 30, 2009, respectively. Real estate related impairments are reflected in our statements of operations as follows:

	Three Months	Six Months
	Ended	Ended
Line Item in Statements of Operations	June 30, 2009	June 30, 2009
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	$1,649,000	$2,647,000
Loss from discontinued operations (investments in properties held for sale)	2,800,000	3,300,000

Total real estate related impairments	$4,449,000	$5,947,000

Fair value and projections were based upon various Level II and Level III assumptions as discussed above. We are subject to the current economic conditions which have affected the availability of credit and our ability to obtain financing or to extend loans as they come due. As of August 14, 2009, we have mortgage loans totaling $38,782,000 on three of our consolidated properties that mature within the next 12 months. We intend to either refinance or extend the mortgage loans, or sell the properties. If we are unable to execute on our plan, the ultimate recovery of our investment in real estate may be further impaired.
Operating Property
Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, or our operating property, is stated at historical cost less accumulated depreciation net of real estate related impairment charges totaling $5,900,000. The cost of our operating property includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and the shorter of the lease term or useful life, ranging from 1 to 6 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.
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
SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. In 2008, we initiated plans to sell 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, and The Sevens Building, located in St. Louis, Missouri, or The Sevens Building property, and classified these three properties as held for sale as of December 31, 2008. In the first quarter of 2009, we designated four additional properties as held for sale — a consolidated property, Executive Center I, located in Dallas, Texas, or the Executive Center I property and our three unconsolidated properties, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology property, Executive Center II and III, located in Dallas, Texas, or the Executive Center II & III property and Chase Tower, located in Austin, Texas, or the Chase Tower property.
As required by SFAS No. 144, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the consolidated properties held for sale have been excluded from our results from continuing operations for all periods presented herein. The financial results for these properties are presented in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for these properties are presented in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 in the line items entitled “Property held for sale, net,” “Other assets related to property held for sale,” “Mortgage loan payable secured by property held for sale,” and “Other liabilities related to property held for sale, net.”
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
If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis in the six months ended June 30, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	June 30, 2009	Level 1	Level 2	Level 3	Losses
Properties held for sale	$38,133,000	$—	$—	$38,133,000	$(3,300,000)
Investments in unconsolidated real estate	$1,468,000	$—	$—	$1,468,000	$(2,647,000)

There were no liabilities measured at fair value on a recurring basis as of June 30, 2009, as the interest rate swap agreement on the 901 Civic Center Loan expired on May 12, 2009.
Fair Value of Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, or SFAS No. 107, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using presently available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at tone time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of due to and from related parties is not determinable due to its related party nature. Based on borrowing rates available to us, the fair value of our mortgage loans payable including properties held for sale as of June 30, 2009 and December 31, 2008 was $71,104,000 and $71,441,000, respectively.

Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
Segments
The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three and six months ended June 30, 2009.
Noncontrolling Interests
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As a result of adopting FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51, or SFAS No. 160, on January 1, 2009, we have restated our December 31, 2008 consolidated balance sheet, as well as our statements of operations for the three and six months ended June 30, 2008 as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted
Minority interests	$294,000	$(294,000)	$—

Noncontrolling interests equity	$—	$294,000	$294,000

Total (deficit) equity	$(279,000)	$294,000	$15,000

	As Previously
Three Months Ended June 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in losses	$(24,000)	$(24,000)	$—

Net loss / consolidated net loss	$(2,424,000)	$(24,000)	$(2,448,000)

Loss attributable to noncontrolling interests	$—	$(24,000)	$(24,000)

	As Previously
Six Months Ended June 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in losses	$(33,000)	$(33,000)	$—

Net loss / consolidated net loss	$(4,974,000)	$(33,000)	$(5,007,000)

Loss attributable to noncontrolling interests	$—	$(33,000)	$(33,000)

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, or the FSP. The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on our consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 160 became effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we are required to reflect the change in presentation and disclosure for all periods presented. The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest to redeemable noncontrolling interest, as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in our consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net (income) loss attributable to the noncontrolling interest, and a new line item for net income (loss) attributable to controlling interest be presented in our consolidated statements of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk - related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on our consolidated financial statements.
We adopted SFAS No. 165, Subsequent Events, or SFAS No. 165, effective beginning with the quarter ended June 30, 2009 and have evaluated subsequent events that have occurred up through August 14, 2009, the date of issuance of these financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009 did not have a material impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. SFAS No, 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial position and results of operations.
3. Real Estate Investment — Operating Property
We have one consolidated operating property, Four Resource Square, which consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Buildings and tenant improvements	$14,613,000	$14,613,000
Land	1,176,000	1,176,000

	15,789,000	15,789,000
Less: accumulated depreciation	(2,164,000)	(1,809,000)

	$13,625,000	$13,980,000

Depreciation expense was $178,000 and $257,000 for the three months ended June 30, 2009 and 2008, respectively, and $355,000 and $513,000 for the six months ended June 30, 2009 and 2008, respectively.
4. Real Estate Investments — Properties Held for Sale
Our investments in properties held for sale consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Buildings, tenant improvements, and other tenant related assets	$34,378,000	$35,989,000
Land	7,007,000	8,229,000

	41,385,000	44,218,000
Less: accumulated depreciation	(3,252,000)	(3,216,000)

	$38,133,000	$41,002,000

Real estate related impairment charges of $2,676,000 and $3,157,000 were recorded against land, buildings and capital improvements on our properties held for sale during the three and six months ended June 30, 2009, respectively. In addition, real estate related impairment charges of $124,000 and $143,000 were recorded against identified intangible assets on our properties held for sale during the three and six months ended June 30, 2009, respectively. There were no real estate related impairment charges recorded against properties held for sale during the three and six months ended June 30, 2008.
901 Civic Center Disposition
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We owned a 96.9% interest in the 901 Civic Center property.
5. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of June 30, 2009 and December 31, 2008:

Description	Location	June 30, 2009	December 31, 2008
Enterprise Technology Center	Scotts Valley, CA	$348,000	$1,312,000
Chase Tower	Austin, TX	1,120,000	861,000
Executive Center II & III	Dallas, TX	—	1,861,000

		$1,468,000	$4,034,000

Summarized combined financial information about our unconsolidated real estate is as follows:

	June 30, 2009	December 31, 2008
Balance Sheet Data:
Assets (primarily real estate)	$142,157,000	$162,436,000

Mortgage loans and other debt payable	$118,432,000	$118,719,000
Other liabilities	14,566,000	16,102,000
Equity	9,159,000	27,615,000

Total liabilities and equity	$142,157,000	$162,436,000

Our share of equity	$1,468,000	$4,034,000

Summarized condensed combined financial information about our unconsolidated real estate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Data:
Revenues	$6,172,000	$5,607,000	$12,127,000	$11,970,000
Rental and other expenses (including real estate related impairment charges of $5,400,000 and $18,800,000 during the three and six months ended June 30, 2009, respectively)	11,031,000	8,126,000	30,575,000	14,433,000

Net loss	$(4,859,000)	$(2,519,000)	$(18,448,000)	$(2,463,000)

Our equity in losses of unconsolidated real estate	$(1,525,000)	$(643,000)	$(2,565,000)	$(631,000)

Real estate related impairment charges of $5,400,000 and $18,800,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three and six months ended June 30, 2009, respectively. Our share of the real estate related impairment charges was $1,649,000 and $2,647,000 for the three and six months ended June 30, 2009, respectively, and is included in the statements of operations in “Equity in losses of unconsolidated real estate.” There were no real estate related impairment charges recorded during the three and six months ended June 30, 2008.
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of June 30, 2009 and December 31, 2008:

Description	June 30, 2009	December 31, 2008
Enterprise Technology Center	$33,161,000	$33,544,000
Chase Tower	68,031,000	68,031,000
Executive Center II & III	17,240,000	17,144,000

	$118,432,000	$118,719,000

Chase Tower
Senior Loan
On July 17, 2009, in connection with the mortgage loan on the Chase Tower property, we through NNN VF Chase Tower REO, LP, along with the other senior borrowers entered into a loan modification agreement with PSP/MRC Debt Portfolio S-1, LP, successor-in-interest to MMA Realty Capital, LLC, the senior lender. Pursuant to the loan modification agreement, or the senior loan’s maturity date was extended to June 30, 2010; the Chase Tower property paid a $285,153 extension fee; the Chase Tower property agreed to pay the senior lender an exit fee equal to one percent (1.0%) of the then outstanding principal balance of the senior loan as of June 30, 2010; and the Chase Tower property agreed to pay to senior lender monthly installments in the amount of fifty percent (50.0%) of excess cash flow, if any attributable to the immediately preceding month, which Lender shall apply to the outstanding balance of the loan upon receipt.

Mezzanine Loan
Also on July 17, 2009, we through NNN VF Chase Tower, LLC and NNN VF Chase Tower Member, LLC, our indirect subsidiaries, along with the other mezzanine borrowers entered into a forbearance and loan modification agreement with Transwestern Mezzanine Realty Partners II, LLC, or the mezzanine lender. Pursuant to the forbearance loan modification agreement, the mezzanine loan’s maturity date was extended to June 30, 2010; the Chase Tower property paid $250,000 as a partial principal prepayment; and the Chase Tower property agreed to pay to the mezzanine lender monthly installments in the amount of fifty percent (50.0%) (or 100% of excess cash flow in the event the senior loan is paid in full) of excess cash flow, if any attributable to the immediately preceding month, which the mezzanine lender shall apply to the outstanding balance of the loan upon receipt.
We through NNN VF Chase Tower Member, LLC, NNN VF Chase Tower, LLC and NNN VF Chase Tower REO, LP, our indirect subsidiaries, own a 14.8% interest in the Chase Tower property.
Executive Center II & III
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
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements on a combined and individual basis. As of June 30, 2009, all unconsolidated properties were in compliance with all such covenants, as amended, on all our mortgage loans, or obtained our mortgage lenders’ intent to waive any instances of non-compliance.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II & III property has outstanding unsecured notes due to our manager as of June 30, 2009 and December 31, 2008 per the table below. These notes bear interest at 8.00% per annum and originally became due on January 1, 2009. Per the terms of the notes, the maturity date was automatically extended to January 1, 2010 upon extension of the maturity dates of the mortgage loans payable on December 28, 2009.

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
6. Marketable Equity Securities
We had no investments in marketable equity securities as of June 30, 2009 and December 31, 2008. There were no sales of marketable equity securities during the three and six months ended June 30, 2009 and 2008. We believed that a decline in the value of our marketable equity security investments was other-than-temporary and recorded losses of $793,000 to reflect the fair value of such securities as of June 30, 2008.

7. Identified Intangible Assets
Identified intangible assets consisted of the following:

	June 30, 2009	December 31, 2008
In-place leases and tenant relationships, net of accumulated amortization of $1,176,000 and $1,022,000 as of June 30, 2009 and December 31, 2008, respectively (with a weighted average life of 23 months and 66 months for in-place leases and tenant relationships, respectively, as of June 30, 2009 and a weighted-average life of 26 months and 72 months for in-place leases and tenant relationships, respectively, as of December 31, 2008)	$919,000	$1,073,000

Amortization expense recorded on the identified intangible assets was $76,000 and $145,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense recorded on the identified intangible assets was $153,000 and $289,000 for the six months ended June 30, 2009 and 2008, respectively.
We also had net intangible liabilities related to below-market leases of $74,000 and $105,000 as of June 30, 2009 and 2008, respectively. Amortization expense of $7,000 and $7,000 was recorded as an increase to rental revenue for the three months ended June 30, 2009 and 2008, respectively. Amortization expense of $15,000 and $15,000 was recorded as an increase to rental revenue for the six months ended June 30, 2009 and 2008, respectively.
8. Other Assets
Other assets consisted of the following:

	June 30, 2009	December 31, 2008
Deferred rent receivable	$305,000	$294,000
Deferred financing costs, net of accumulated amortization of $305,000 and $240,000 as of June 30, 2009 and December 31, 2008, respectively	87,000	153,000
Leasing commissions, net of accumulated amortization of $150,000 and $110,000 as of June 30, 2009 and December 31, 2008, respectively	244,000	276,000
Prepaid expenses, deposits and other	1,000	—

	$637,000	$723,000

9. Mortgage Loans Payable and Other Debt
We have fixed and variable rate mortgage loans payable secured by our consolidated properties, including mortgage loans on properties held for sale, of $69,107,000 and $68,915,000 as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, the effective interest rates on mortgage loans payable ranged from 2.57% to 12.00% per annum and 2.69% to 12.00% per annum, respectively, and the weighted-average effective interest rate was 6.93% and 6.39% per annum, respectively. The loans mature at various dates through October 2010 and require monthly interest-only payments.
The composition of our consolidated aggregate debt balances as of June 30, 2009 and December 31, 2008 was as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Mortgage loans payable	$69,107,000	$68,915,000	6.93%	6.39%
Variable rate and fixed rate:
Variable rate(1)	$43,517,000	$43,325,000	6.87%	6.02%
Fixed rate	$25,590,000	$25,590,000	7.04%	7.04%
Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of June 30, 2009, we were in compliance with all such covenants, as amended, on all our mortgage loans, or obtained our mortgage lenders’ intent to waive any instances of non-compliance.

All outstanding principal is due on our consolidated mortgage loans payable in 2009 and 2010 as follows:

Year	Amount
2009	$13,533,000
2010	55,574,000

Total	$69,107,000

901 Civic Center Disposition
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. Accordingly, the mortgage loan balance was paid in full to the lenders. We owned a 96.9% interest in the 901 Civic Center property.
Tiffany Square Loan Extension
On February 15, 2009, we exercised an extension option on our mortgage loan for the Tiffany Square property, extending the maturity date to February 15, 2010. The principal balance of the Tiffany Square property mortgage loan was $12,395,000 as of June 30, 2009 and requires monthly interest-only payments through maturity.
Executive Center I Loan Modification and Extension
On September 23, 2008, we exercised a third extension option on our mortgage loan for the Executive Center I property extending the maturity date to October 1, 2009. The mortgage loan originally matured on October 1, 2007. The material terms of the Executive Center I loan extension provide for: (i) a reduced principal loan amount of $4,500,000 plus deferred loan amendment fees, which required an immediate principal payment of $500,000; (ii) amendment of the interest rate to 12.0% per annum, with interest-only payments payable monthly; (iii) payment of loan origination and mortgage broker fees of $90,000; and (iv) payment of an amendment fee of $90,000, which amount was added to the outstanding principal balance of the loan and due upon loan maturity. The principal balance outstanding on this mortgage loan as of June 30, 2009 was $4,590,000.
We are attempting to sell the Executive Center I property and to use the proceeds from the sale to pay off this mortgage loan. However, there can be no assurance that we will be able to sell the property by October 1, 2009, or at all. If we are unable to sell the property, or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could result in (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (iv) a reduction to our unit holders’ potential return on investment.
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

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows us to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future operations and cash flows. Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. We do not obtain collateral associated with derivative instruments, but monitor the credit standing of our counterparties on a regular basis. Should a counterparty fail to perform, we would incur a financial loss to the extent that the associated derivative contract was in an asset position.
The following table lists the derivative financial instrument held by us as of December 31, 2008:

Notional Amount	Index	Rate	Fair Value	Instrument	Maturity
$9,837,000	LIBOR	3.33%	$(112,000)	Swap	05/12/2009
We recorded $23,000 and $8,000 to reflect the change in the swap fair value, for the three months ended June 30, 2009 and 2008, respectively. We paid $112,000 to reduce the swap liability and $11,000 as an addition to interest expense related to the change in the swap fair value, for the six months ended June 30, 2009 and 2008, respectively. The fair value of the derivative was $(112,000) as of December 31, 2008, and is included in accounts payable and accrued liabilities. Our interest rate swap agreement expired on May 12, 2009, and we did not renew it.
11. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of June 30, 2009 and December 31, 2008:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/04	26.7%
NNN 901 Civic Center, LLC	04/24/06	3.1%
12. 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of June 30, 2009 and December 31, 2008, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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

During the six months ended June 30, 2009 and 2008, distributions of $0 and $175, respectively, per unit were declared. This resulted in aggregate distributions paid of $0 and approximately $1,746,000 during the six months ended June 30, 2009 and 2008, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and six months ended June 30, 2009 and 2008, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended June 30, 2009 and 2008, we incurred property management fees to Realty of $135,000 and $122,000, respectively, and $268,000 and $255,000, for the six months ended June 30, 2009 and 2008, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross sales price of a property. For the three and six months ended June 30, 2009 and 2008, we did not incur any real estate acquisition fees.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the three and six months ended June 30, 2009 and 2008, we did not incur any real estate disposition fees.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended June 30, 2009 and 2008, we incurred leasing commissions to Realty of $22,000 and $5,000, respectively, and $88,000 and $60,000 for the six months ended June 30, 2009 and 2008, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the three months ended June 30, 2009 and 2008, we incurred accounting fees to our manager of $19,000 and $17,000, respectively, and $39,000 and $37,000 for the six months ended June 30, 2009 and 2008, respectively.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the three and six months ended June 30, 2009 and 2008, we did not incur any construction management fees.

Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the three and six months ended June 30, 2009 and 2008, we did not incur any loan fees.
As of June 30, 2009 and December 31, 2008, the amount payable by us for fees described above was $217,000 and $227,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans payable due to related parties.”
Related Party Accounts Receivable/Payable
Related party accounts receivable/payable consists primarily of amounts due to/from us for operating expenses incurred by us and paid by our manager or its affiliates.
On December 1, 2005, we advanced $579,000 on an unsecured basis to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II & III property. The unsecured note provides for interest at 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. The maturity date of this unsecured note has been extended to December 28, 2009, the maturity date of the mortgage loans outstanding on the Executive Center II & III property. We believe the proceeds from the anticipated sale of the Executive Center II & III property in 2009 will be sufficient to pay us in full. However, there can be no assurance that we will be able to sell the property by December 28, 2009, or at all, which would have a material adverse effect on our operations and liquidity. As of June 30, 2009 and December 31, 2008, the amount due on this note receivable was $746,000 and $722,000, respectively.
As of June 30, 2009 and December 31, 2008, the amount due to us for the note receivable described above and for management fees from an affiliated entity was $794,000 and $764,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans receivable due from related parties.”
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
15. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of June 30, 2009 and December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of June 30, 2009 and 2008, we held interests in five consolidated properties with one property each located in: (i) Missouri, which accounted for 37.6% of our total rental revenue; (ii) North Carolina, which accounted for 24.0% of our total rental revenue; (iii) California, which accounted for 17.8% of our total rental revenue; (iv) Colorado, which accounted for 12.6% of our total rental revenue; and (v) Texas, which accounted for 8.0% of our total rental revenue. Rental revenue is based on contractual base rent from leases in effect as of June 30, 2009 for both our held for sale properties (reported as part of discontinued operations) and our operating property.
As of June 30, 2009 and 2008, two tenants at two of our consolidated properties accounted for 23.6% of our aggregate annual rental revenue (including rental revenue reported as part of discontinued operations), as follows:

		Square	Lease
		Footage	Expiration
Tenant	Property	(Approximate)	Date
GSA-FBI	901 Civic Center	49,000	05/03/2012
McKesson Information Solutions, Inc.	Four Resource Square	59,000	06/30/2012
16. Discontinued Operations — Properties Held for Sale
In accordance with SFAS No. 144, the net (loss) income from consolidated operating properties designated as held for sale as of June 30, 2009 is reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2009 and 2008, discontinued operations included the net (loss) income of four consolidated properties held for sale as of June 30, 2009:

Date Designated
Property	Date Acquired	for Sale	Date Sold
901 Civic Center	04/24/2006	09/26/2008	7/17/2009
The Sevens Building	10/25/2007	10/10/2008	N/A
Tiffany Square	11/15/2006	10/14/2008	N/A
Executive Center I	12/30/2003	02/27/2009	N/A
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We owned a 96.9% interest in the 901 Civic Center property.
The following table summarizes the revenue and expense components that comprised loss from discontinued operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental revenue	$2,164,000	$2,257,000	$4,306,000	$4,420,000
Rental expense (including general, administrative, depreciation and amortization expense)	1,272,000	2,491,000	2,802,000	4,949,000
Real estate related impairments	2,800,000	—	3,300,000	—

Loss before other expense	(1,908,000)	(234,000)	(1,796,000)	(529,000)
Interest expense (including amortization of deferred financing costs)	(1,125,000)	(1,009,000)	(1,984,000)	(2,063,000)
Other income	—	8,000	—	26,000

Loss from discontinued operations	(3,033,000)	(1,235,000)	(3,780,000)	(2,566,000)
Income (loss) from discontinued operations attributable to noncontrolling interests	4,000	(10,000)	6,000	(21,000)

Loss from discontinued operations attributable to NNN 2003 Value Fund, LLC	$(3,037,000)	$(1,225,000)	$(3,786,000)	$(2,545,000)

A summary of the properties held for sale balance sheet information is as follows:

	June 30, 2009	December 31, 2008
Land, buildings, tenant improvements, and other tenant related assets, net of accumulated depreciation of $3,252,000 and $3,216,000, as of June 30, 2009 and December 31, 2008 respectively	$38,133,000	$41,002,000

Identified intangible assets, net of accumulated amortization of $3,128,000 and $3,070,000 as of June 30, 2009 and December 31, 2008, respectively	4,550,000	4,752,000
Lease inducements, net of accumulated amortization of $306,000 and $94,000 as of June 30, 2009 and December 31, 2008, respectively	341,000	535,000
Leasing commissions, net of accumulated amortization of $283,000 and $282,000 as of June 30, 2009 and December 31, 2008, respectively	1,279,000	1,256,000
Loan fees, net of accumulated amortization of $1,156,000 and $750,000 as of June 30, 2009 and December 31, 2008, respectively	96,000	478,000
Other assets	116,000	2,000

Total other assets	6,382,000	7,023,000

Total Assets	$44,515,000	$48,025,000

Mortgage loans payable	$47,310,000	$47,118,000
Security deposits, prepaid rent and other liabilities	562,000	467,000

Total Liabilities	$47,872,000	$47,585,000

Noncontrolling interest deficit	$(51,000)	$(57,000)

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2009 and December 31, 2008, together with our results of operations for the three and six months ended June 30, 2009 and 2008, respectively, and cash flows for the six months ended June 30, 2009 and 2008, respectively.
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

Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2009, we held interests in eight commercial office properties, including five consolidated properties, or our consolidated properties, and three unconsolidated properties, or our unconsolidated properties. Four of our consolidated properties and all three of our unconsolidated properties were classified as held for sale as of June 30, 2009 and efforts are actively underway to market and sell these properties. On July, 17, 2009 we sold one of our consolidated properties classified as held for sale at June 30, 2009, to an unaffiliated third party. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As discussed in Note 9, Mortgage Loans Payable and Other Debt, of our consolidated financial statements and in Liquidity and Capital Resources, as of June 30, 2009, we guaranteed the payment of approximately $5,000,000 of mortgage loans payable that was to mature on August 10, 2009 related to one of our consolidated properties that was classified as held for sale. Based on cash flow projections we had prepared, we did not have the ability to satisfy this guaranty if it became due. However, we were actively marketing the property for sale and on July 17, 2009, we sold the property to an unaffiliated third party.
As of August 14, 2009, we have principal payments of $38,782,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. If we cannot sell our real estate investments, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of certain assets. As a result, the maturity of our mortgage debt combined with our default cash flow from operations raises fundamental doubt of our ability to continue as a going concern.
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
Acquisitions and Dispositions
We did not acquire or dispose of any properties during the six months ended June 30, 2009 and 2008.

901 Civic Center Disposition
On July 17, 2009, we completed the sale of the 901 Civic Center Drive Building, located in Santa Ana, California, or the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We owned a 96.9% interest in the 901 Civic Center property.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2008 Annual Report on Form 10-K filed with the SEC, as filed with the SEC on March 31, 2009, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
As of June 30, 2009, our five consolidated properties were 67.6% leased to 76 tenants. 7.9% of the gross leaseable area expires during 2009. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. Of the leases expiring in 2009, we anticipate, but cannot assure, that all of the tenants will renew for another term. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write-off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may already affect our liquidity or capital resources and/or future distribution of funds, if any, to our unit holders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over our financial reporting as of December 31, 2008 and continue to comply with such regulations.
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

Results of Operations
The operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy is acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations may reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period. In addition, we have made reclassifications for all properties designated as held for sale for the three and six months ended June 30, 2009 and 2008 from (Loss) Income from Continuing Operations to Income (Loss) from Discontinued Operations to conform with the current period financial statement presentation.
Comparison of the Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%

Revenues:

Rental revenue	$612,000	$772,000	$(160,000)	(20.7%)	$1,212,000	$1,540,000	$(328,000)	(21.3%)

Expenses:

Rental expense	244,000	232,000	12,000	5.2%	464,000	461,000	3,000	0.7%

General and administrative	65,000	158,000	(93,000)	(58.9%)	368,000	539,000	(171,000)	(31.7%)

Depreciation and amortization	273,000	420,000	(147,000)	(35.0%)	547,000	840,000	(293,000)	(34.9%)

	582,000	810,000	(228,000)	(28.1%)	1,379,000	1,840,000	(461,000)	(25.1%)

Gain (loss) before other income (expense) and discontinued operations	30,000	(38,000)	68,000	178.9%	(167,000)	(300,000)	133,000	44.3%

Other income (expense):

Interest expense (including amortization of deferred financing costs)	(432,000)	(460,000)	28,000	(6.1%)	(860,000)	(860,000)	—	—%

Interest and dividend income	12,000	62,000	(50,000)	(80.6%)	24,000	157,000	(133,000)	(84.7%)

Other-than-temporary impairment of marketable equity securities	—	(110,000)	110,000	(100.0%)	—	(793,000)	793,000	(100.0%)

Equity (loss) of unconsolidated real estate	(1,525,000)	(643,000)	(882,000)	137.2%	(2,565,000)	(631,000)	(1,934,000)	306.5%

Other (expense) income	(3,000)	(24,000)	21,000	(87.5%)	(40,000)	(14,000)	(26,000)	185.7%

Loss from continuing operations	(1,918,000)	(1,213,000)	(705,000)	(58.1%)	(3,608,000)	(2,441,000)	(1,167,000)	(47.8%)

Discontinued operations:

Loss from discontinued operations	(3,033,000)	(1,235,000)	(1,798,000)	(145.6%)	(3,780,000)	(2,566,000)	(1,214,000)	(47.3%)

Consolidated net loss	(4,951,000)	(2,448,000)	(2,503,000)	(102.2%)	(7,388,000)	(5,007,000)	(2,381,000)	(47.6%)

Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, is our only operating property as of June 30, 2009.
Rental Revenue
Rental revenue decreased $160,000, or 20.7%, to $612,000, during the three months ended June 30, 2009, compared to rental revenue of $772,000 for the three months ended June 30, 2008. The decrease was primarily attributable to a reduction in straight-line rent.
Rental revenue decreased $328,000, or 21.3%, to $1,212,000, during the six months ended June 30, 2009, compared to rental revenue of $1,540,000 for the three months ended June 30, 2008. The decrease was primarily attributable to a reduction in straight-line rent.
Rental Expense
Rental expense increased $12,000, or 5.2%, to $244,000, during the three months ended June 30, 2009, compared to rental expense of $232,000 for the three months ended June 30, 2008. The increase was primarily attributable to higher building maintenance expenses at the Four Resource Square property.
Rental expense increased $3,000, or 0.7%, to $464,000, during the six months ended June 30, 2009, compared to rental expense of $461,000 for the six months ended June 30, 2008. The increase was primarily attributable to higher building maintenance expenses at the Four Resource Square property.
General and Administrative Expense
General and administrative expense consisted primarily of third-party professional accounting fees, legal fees and printing fees related to our SEC filing requirements. General and administrative expense decreased $93,000, or 58.9%, to $65,000, during the three months ended June 30, 2009, compared to general and administrative expense of $158,000 for the three months ended June 30, 2008. The decrease was due primarily to lower accounting fees for tax preparation.
General and administrative expense consisted primarily of third-party professional accounting fees, legal fees and printing fees related to our SEC filing requirements. General and administrative expense decreased $171,000, or 31.7%, to $368,000, during the six months ended June 30, 2009, compared to general and administrative expense of $539,000 for the six months ended June 30, 2008. The decrease was due primarily to lower accounting, auditing and printing fees of $125,000 together with the elimination of administrative expenses of approximately $40,000 incurred during the six months ended June 30, 2008, as a result of the acquisition of the Four Resource Square property and The Sevens Building, located in St. Louis, Missouri, or The Sevens Building property, on March 7, 2007 and October 25, 2007, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $147,000, or 35.0%, to $273,000, during the three months ended June 30, 2009, compared to depreciation and amortization expense of $420,000 for the three months ended June 30, 2008. The decrease was primarily the result of certain assets at the Four Resource Square property that have been fully depreciated. In addition, during the fourth quarter of 2008, we recorded real estate related impairment charges of $5.9 million against the value of the Four Resource Square property, which reduced depreciation and amortization expense in the three months ended June 30, 2009.
Depreciation and amortization expense decreased $293,000, or 34.9%, to $547,000, during the six months ended June 30, 2009, compared to depreciation and amortization expense of $840,000 for the six months ended June 30, 2008. The decrease was primarily the result of certain assets at the Four Resource Square property that have been fully depreciated. In addition, during the fourth quarter of 2008, we recorded real estate related impairment charges of $5.9 million against the value of the Four Resource Square property, which reduced depreciation and amortization expense in the six months ended June 30, 2009.

Interest Expense
Interest expense decreased $28,000 to $432,000 for the three months ended June 30, 2009, compared to interest expense of $460,000 for the three months ended June 30, 2008 resulting from a higher variable interest rate during the period.
There was no change in the interest expense for the six months ended June 30, 2009, compared to interest expense for the six months ended June 30, 2008.
Interest and Dividend Income
Interest and dividend income decreased $50,000, or 80.6%, to $12,000 during the three months ended June 30, 2009, compared to interest and dividend income of $62,000 for the three months ended June 30, 2008, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average cash balances for the three months ended June 30, 2009, compared to the same period in 2008.
Interest and dividend income decreased $133,000, or 84.7%, to $24,000 during the six months ended June 30, 2009, compared to interest and dividend income of $157,000 for the six months ended June 30, 2008, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average cash balances in for the six months ended June 30, 2009, compared to the same period in 2008.
Other-than-temporary Impairment of Marketable Equity Securities
We did not hold any investments in marketable equity securities during the three or six months ended June 30, 2009. We recorded an other-than-temporary impairment of marketable equity securities of $793,000 during the six months ended June 30, 2008, to reflect the fair value of our marketable equity security investments since we believed that a decline in the value was other-than-temporary as of June 30, 2008.
Equity in (Loss) Earnings of Unconsolidated Real Estate
Equity in loss of unconsolidated real estate increased $882,000, or 137.2%, to a loss of $1,525,000, during the three months ended June 30, 2009, compared to a loss of $643,000 for the three months ended June 30, 2008. The increased loss was primarily attributable to real estate related impairment charges of $5,400,000 recorded during the three months ended June 30, 2009, at our three unconsolidated subsidiaries. Our share of the real estate related impairment charges was $1,649,000.
Equity in loss of unconsolidated real estate increased $1,934,000, or 306.5%, to a loss of $2,565,000, during the six months ended June 30, 2009, compared to loss of $631,000 for the six months ended June 30, 2008. The increased loss was primarily attributable to real estate related impairment charges of $18,800,000 recorded during the six months ended June 30, 2009, at our three unconsolidated subsidiaries. Our share of the real estate related impairment charges was $2,647,000. No real estate related impairment charges were recorded during the six months ended June 30, 2008.
Other (Expense) Income
Other (expense) income decreased $21,000, or 87.5%, to other expense of $3,000, during the three months ended June 30, 2009 from other expense of $24,000 during the three months ended June 30, 2008. The decrease was due primarily to residual activities related to the Woodside property, located in Beaverton, Oregon, or the Woodside property, which was sold in December 2007.
Other (expense) income increased $26,000, or 185.7%, to other expense of $40,000, during the six months ended June 30, 2009 from other expense of $14,000 during the six months ended June 30, 2008. The decrease was due primarily to residual activities related to the Woodside property, which was sold in December 2007.

Loss from Discontinued Operations
Loss from discontinued operations increased $1,798,000, or 145.6%, to a loss of $3,033,000, during the three months ended June 30, 2009, compared to a loss from discontinued operations of $1,235,000 for the three months ended June 30, 2008. The increase in loss was primarily attributable to a $2,800,000 real estate related impairment charge recorded in the three months ended June 30, 2009. This was offset by improved operating results at the 901 Civic Center property and The Sevens Building property, due to reduced depreciation expense from the classification of these properties as held for sale.
Loss from discontinued operations increased $1,214,000, or 47.3%, to a loss of $3,780,000, during the six months ended June 30, 2009, compared to a loss from discontinued operations of $2,566,000 for the six months ended June 30, 2008. The increase in loss was primarily attributable to a $3,300,000 real estate related impairment charge recorded in the six months ended June 30, 2009. This was offset by improved operating results at the 901 Civic Center property, and The Sevens Building property due to reduced depreciation expense from the classification of these properties as held for sale and from lower interest expense due to a reduction in the fair value of an interest rate swap derivative in place at the 901 Civic Center property.
Consolidated Net Loss
As a result of the above, consolidated net loss was $4,951,000 for the three months ended June 30, 2009, compared to net loss of $2,448,000 for the three months ended June 30, 2008.
As a result of the above, consolidated net loss was $7,388,000 for the six months ended June 30, 2009, compared to net loss of $5,007,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources
As previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009 and as discussed in the Quarterly report on Form10-Q filed with the SEC on May 15, 2009 our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As of June 30, 2009, we guaranteed the payment of approximately $5,000,000 of mortgage loans payable that was to mature on August 10, 2009, related to one of our consolidated properties. On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000.
As of August 14, 2009, we have principal payments of $38,782,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. If we cannot sell our real estate investments, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of certain assets. As previously discussed, the maturity of our mortgage debt combined with our default cash flow from operations raises fundamental doubt of our ability to continue as a going concern.
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
Planned Sales and Valuations of Real Estate Investments
During the second half of 2008, we initiated plans to sell three consolidated properties — the 901 Civic Center property, the Tiffany Square property and the Sevens Building property. During the first quarter of 2009, we initiated plans to sell four additional properties — a consolidated property, the Executive Center I property, and our three unconsolidated properties, the Enterprise Technology property, the Executive Center II & III property and the Chase Tower property. As of June 30, 2009, these seven properties are designated as held for sale. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, during 2008 we assessed the value of all of our consolidated and unconsolidated properties. This valuation assessment resulted in us recognizing a real estate related impairment charge of $21,200,000 during 2008 against the carrying value of our consolidated properties and our investments in unconsolidated real estate. During the six months ended June 30, 2009, pursuant to SFAS No. 144, we recorded a real estate related impairment charge on certain of our held for sale properties and our investments in unconsolidated real estate of $3,3000,000.
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We owned a 96.9% interest in the 901 Civic Center property.
Cash Flows
Net cash used in operating activities was $99,000 for the six months ended June 30, 2009, a decrease in cash of $2,098,000, compared to cash used in operating activities of $2,197,000 for the six months ended June 30, 2008. This decrease in cash used was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.

Cash flows used in investing activities was $478,000 for the six months ended June 30, 2009, a decrease in cash used of $18,000, compared to cash used in investing activities of $496,000 for the six months ended June 30, 2008. The decrease in cash used in investing activities between the two periods was primarily due to reduced capital expenditures during the six months ended June 30, 2009.
Cash flows provided by financing activities was $273,000 for the six months ended June 30, 2009, an increase of $2,659,000, compared to cash used by financing activities of $2,386,000 for the six months ended June 30, 2008. The increase in cash flows provided by financing activities was primarily due to suspended distributions during the six months ended June 30, 2009, of $1,746,000 (suspension of distributions effective November 1, 2008), together with no principal repayments on mortgages of $1,468,000. These increases to cash were offset by lower distributions from mortgage holdbacks of $406,000 and restricted cash account distributions of $157,000 during the six months ended June 30, 2009.
Factors which may Influence Future Sources of Capital and Liquidity
Debt Financing
Our consolidated mortgage loans payable were $69,107,000 and $68,915,000 as of June 30, 2009 and December 31, 2008.
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of June 30, 2009 and December 31, 2008, $43,517,000 and $43,325,000, respectively, or 63.0%, of our total debt required interest payments based on variable rates and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate ranging from 5.95% to 12.00% per annum as of June 30, 2009. Variable interest rate mortgage loans payable include interest-only loans, with interest rates ranging from 2.57% to 8.32% per annum as of June 30, 2009. Mortgage loans payable mature at various dates through October 2010.
The composition of our aggregate debt balance as of June 30, 2009 and December 31, 2008 was as follows:

	Mortgage		Weighted Average
	Loans Payable		Interest Rate
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Mortgage loans payable	$69,107,000	$68,915,000	6.93%	6.39%
Variable rate and fixed rate:
Variable rate(1)	$43,517,000	$43,325,000	6.87%	6.02%
Fixed rate	$25,590,000	$25,590,000	7.04%	7.04%
Additional information regarding our mortgage loans payable as of June 30, 2009 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
Property	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Executive Center I	$4,590,000	10/01/2009	12.00%	Fixed
901 Civic Center	8,943,000	08/10/2009	4.55%	Variable
Tiffany Square	12,395,000	02/15/2010	8.00%	Variable
Four Resource Square	21,797,000	03/07/2010	7.25%	Variable
The Sevens Building(1)	21,382,000	10/31/2010	5.89%	Fixed & Variable

Total consolidated mortgage loans payable	$69,107,000

Unconsolidated Properties:
Executive Center II & III(2)	$14,590,000	12/28/2009	3.23%	Variable
Enterprise Technology Center	33,161,000	05/11/2011	6.44%	Fixed
Chase Tower	68,031,000	06/30/2009	3.84%	Variable

Total unconsolidated mortgage loans payable	$115,782,000

(1)	Mortgage loans payable include $21,000,000 with a fixed interest rate of 5.95% and $382,000 with a variable interest rate of 2.57% as of June 30, 2009.

(2)	Excludes other unsecured notes payable of $2,650,000 as of June 30, 2009. $1,205,000 is due to TIC ownership together with $1,445,000 due to a related party. Notes are due January 1, 2010 and are at 8.00% interest.
Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As discussed further in Note 9 Mortgage Loans Payable and Other Debt, as of June 30, 2009, we were in compliance with such covenants, as amended, on all our mortgage loans, or obtained our mortgage lenders’ intent to waive any instances of non-compliance.
The following table provides information with respect to the maturities and scheduled principal repayments of our aggregate debt balance as well as scheduled interest payments of our variable and fixed rate debt as of June 30, 2009. The table does not reflect any available extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments — variable rate debt	$8,943,000	$34,574,000	$—	$—	$43,517,000
Principal payments — fixed rate debt	4,590,000	21,000,000	—	—	25,590,000
Interest payments — variable rate debt (based on rate in effect as of June 30, 2009)	1,338,000	425,000	—	—	1,763,000
Interest payments — fixed rate debt	767,000	1,041,000	—	—	1,808,000
Tenant improvement and lease commission obligations	67,000	—	—	—	67,000

	$15,705,000	$57,040,000	$—	$—	$72,745,000

As of June 30, 2009, the interest payments on 50.0% of our debt was a fixed rate. The remaining 50.0% of our debt is exposed to fluctuations on the 30-day LIBOR rate.
Other Liquidity Needs
We have restricted cash balances of $1,500,000 as of June 30, 2009, that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $241,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.
We estimate that our expenditures for tenant improvements and leasing commissions will require up to $1,138,000 for the remainder of 2009. As of June 30, 2009, we had $16,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Off-Balance Sheet Arrangements
As of June 30, 2009, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, or the FSP. The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on our consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 160 became effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, we are required to reflect the change in presentation and disclosure for all periods presented. The principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest to redeemable noncontrolling interest, as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in our consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net (income) loss attributable to the noncontrolling interest, and a new line item for net income (loss) attributable to controlling interest be presented in our consolidated statements of operations.
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
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on our consolidated financial statements.
We adopted SFAS No. 165, Subsequent Events, or SFAS No. 165, effective beginning with the quarter ended June 30, 2009 and have evaluated for subsequent events that have occurred up through August 14, 2009, the date of issuance of these financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009 did not have a material impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. SFAS No, 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial position and results of operations.

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
The table below presents, as of June 30, 2009, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable rate mortgage loans payable (1)	$8,943,000	$34,574,000	$—	$—	$—	$—	$43,517,000	$43,517,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of June 30, 2009)	4.55%	5.89%	—%	—%	—%	—%	6.87%	—
Fixed rate mortgage loans payable	$4,590,000	$21,000,000	$—	$—	$—	$—	$25,590,000	$25,590,000
Weighted average interest rate on maturing fixed rate debt	12.00%	5.95%	—%	—%	—%	—%	7.04%	—
Approximately 63% of our consolidated mortgage loans payable have maturity dates within 12 months of June 30, 2009. As such, we believe the estimated fair value of our consolidated mortgage loans payable approximates the book value of $69,107,000 as of June 30, 2009.
As of June 30, 2009, we had fixed and variable rate mortgage loans with the effective interest rates ranging from 2.57% to 12.00% per annum and a weighted average effective interest rate of 6.93% per annum. As of June 30, 2009, our mortgage loans payable consisted of $25,590,000, or 37.0%, of the total debt at a fixed interest rate of 7.04% per annum and $43,517,000, or 63.0%, of the total debt at a variable interest rate of 6.87% per annum. Mortgage loans mature at various dates through October 2010.
An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of June 30, 2009, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $173,000, or approximately 7.28%.

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
As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that our disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There are no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009, except as noted below and except that on July 17, 2009 we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Therefore, the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009, regarding the 901 Civic Center property are no longer applicable.
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
As of August 14, 2009, the mortgage loans on the Executive Center I property, the Tiffany Square property, and the Four Resource Square property, which have a combined outstanding balance of approximately $38,782,000, all mature within the next nine months. We also have two unconsolidated loans related to our unconsolidated properties that mature within the next 12 months, where our combined share of the outstanding balances is approximately $16,058,000. As of August 14, 2009, three of our consolidated and all of our unconsolidated properties are being marketed for sale. We anticipate selling these properties before their respective loan maturity dates and anticipate using the proceeds from these sales to pay off their respective mortgage loans. However, there can be no assurance that we will be able to sell any of these properties or refinance their mortgage loans by their respective loan maturity dates. If we are unable to sell the properties or obtain new financing to pay the respective lenders on as favorable terms as our existing loans on the properties, we may trigger an event of default under each loan, which may result in the foreclosure on the properties, which could have a material adverse effect on our operating activities and cash flow.

Our mortgage loan payable on our Executive Center I property matures on October 1, 2009 and if we are unable to sell our Executive Center I property before the mortgage loan comes due, the lender may declare us in default of the loan and exercise their remedies under the loan agreements, including foreclosure on the property which would have a material adverse effect on our operations and liquidity.
We are attempting to sell our Executive Center I property and to use the proceeds from the sale to pay off the mortgage loan on the property, which matures on October 1, 2009. However, there can be no assurance that we will be able to sell the property by October 1, 2009, or at all. If we are unable to sell the property, or obtain an extension or obtain new financing to pay the lender on as favorable terms as our existing loan on the property, we may trigger an event of default under the loan which could result in (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms; or (iv) a reduction to our unit holders’ potential return on investment. As of August 14, 2009, the outstanding loan balance is $4,590,000.

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

NNN 2003 Value Fund, LLC (Registrant)

August 14, 2009	/s/ Kent W. Peters
Date	Kent W. Peters
Chief Executive Officer
(principal executive officer)

August 14, 2009	/s/ Michael J. Rispoli
Date	Michael J. Rispoli
Chief Financial Officer
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description
3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included in Exhibit 3.1 to our form 10 filed on May 2, 2005 and incorporated herein by reference).
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

10.6
Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated April 21, 2009 (included as Exhibit 10.6 to our Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

10.7
First Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 6, 2009 (included as Exhibit 10.7 to our Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

10.8
Second Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009 (included as Exhibit 10.8 to our Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

10.9
Third Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009, (included as Exhibit 10.1 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference).

10.10
Fourth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 22, 2009, (included as Exhibit 10.1 to our Current Report on form 8-K filed on May 27, 2009 and incorporated herein by reference).

10.11
Fifth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 29, 2009, (included as Exhibit 10.1 to our Current Report on form 8-K filed on June 7, 2009 and incorporated herein by reference).

10.12
Sixth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated June 17, 2009, (included as Exhibit 10.1 to our Current Report on form 8-K filed on June 23, 2009 and incorporated herein by reference).

10.13
Temporary Extension Agreement by and among NNN VF Chase Tower, LLC et al. (Senior Borrowers) and PSP/MRC DEBT PORTFOLIO S-1, L.P., successor-in-interest to MMA Realty Capital, LLC the (Senior Lender) and also NNN VF Chase Tower, LLC et al. (Mezzanine Borrowers) and Transwestern Mezzanine Realty Partners II, LLC, (Mezzanine Lender) dated June 30, 2009, (included as Exhibit 10.1 to our Current Report on form 8-K filed on July 6, 2009 and incorporated herein by reference).

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.