Form 10-Q
period 2009-09-30
NNN 2003 VALUE FUND LLC
filed 2009-11-16
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-51295
NNN 2003 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0122092 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 16, 2009, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Real estate investments:
Operating properties, net	$19,531,000	$20,435,000
Property held for non-sale disposition, net	2,603,000	5,259,000
Properties held for sale, net	19,492,000	29,288,000
Investments in unconsolidated real estate	1,274,000	4,034,000

	42,900,000	59,016,000
Cash and cash equivalents	2,608,000	1,459,000
Accounts receivable, net	133,000	369,000
Accounts and loans receivable due from related parties	795,000	764,000
Restricted cash	1,761,000	1,788,000
Identified intangible assets, net	1,805,000	2,290,000
Other assets related to property held for non-sale disposition	541,000	1,126,000
Other assets related to properties held for sale	2,598,000	3,582,000
Other assets, net	1,622,000	1,821,000

Total assets	$54,763,000	$72,215,000

LIABILITIES AND (DEFICIT) EQUITY
Mortgage loans payable	$34,192,000	$34,192,000
Mortgage loans payable secured by property held for non-sale disposition	4,590,000	4,590,000
Mortgage loans payable secured by properties held for sale	21,382,000	30,133,000
Accounts payable and accrued liabilities	1,872,000	2,098,000
Accounts and loans payable due to related parties	130,000	227,000
Acquired lease liabilities, net	86,000	129,000
Other liabilities related to property held for non-sale disposition, net	130,000	133,000
Other liabilities related to properties held for sale, net	208,000	319,000
Security deposits, prepaid rent and other liabilities	441,000	379,000

Total liabilities	63,031,000	72,200,000
Commitments and contingencies (Note 15)
(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(8,364,000)	(279,000)
Noncontrolling interest equity	96,000	294,000

Total (deficit) equity	(8,268,000)	15,000

Total liabilities and (deficit) equity	$54,763,000	$72,215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Rental revenue	$1,001,000	$697,000	$2,766,000	$3,075,000
Rental revenue of operations held for non-sale disposition	192,000	183,000	622,000	670,000

Total revenues	1,193,000	880,000	3,388,000	3,745,000

Expense:
Rental expense	465,000	386,000	1,293,000	1,343,000
General and administrative	162,000	67,000	548,000	607,000
Depreciation and amortization	297,000	595,000	844,000	1,783,000
Operating expenses of operations held for non-sale disposition	202,000	382,000	748,000	1,123,000
Real estate related impairments	400,000	2,600,000	400,000	2,600,000
Real estate related impairments of operations held for non-sale disposition	300,000	—	3,000,000	—

Total expenses	1,826,000	4,030,000	6,833,000	7,456,000

Loss before other income (expense) and discontinued operations	(633,000)	(3,150,000)	(3,445,000)	(3,711,000)

Other income (expense):
Interest expense	(690,000)	(733,000)	(2,062,000)	(2,208,000)
Interest expense of operations held for non-sale disposition	(186,000)	(132,000)	(551,000)	(393,000)
Interest and dividend income	1,000	49,000	25,000	232,000
Other-than-temporary impairment of marketable equity securities	—	(51,000)	—	(844,000)
Equity in losses of unconsolidated real estate	(194,000)	(146,000)	(2,759,000)	(777,000)
Other expense	(8,000)	(1,000)	(48,000)	(15,000)

Loss from continuing operations	(1,710,000)	(4,164,000)	(8,840,000)	(7,716,000)
Income (loss) from discontinued operations	815,000	(644,000)	557,000	(2,099,000)

Consolidated net loss	(895,000)	(4,808,000)	(8,283,000)	(9,815,000)
Net income (loss) attributable to noncontrolling interest	54,000	(7,000)	(198,000)	(40,000)

Net loss attributable to NNN 2003 Value Fund, LLC	$(949,000)	$(4,801,000)	$(8,085,000)	$(9,775,000)

Comprehensive loss:
Consolidated net loss	$(895,000)	$(4,808,000)	$(8,283,000)	$(9,815,000)
Recognition of previously unrealized loss on marketable equity securities	—	—	—	646,000
Unrealized gain (loss) on marketable equity securities arising during the period	—	(2,000)	—	37,000
Comprehensive (income) loss attributable to noncontrolling interests	(54,000)	7,000	198,000	40,000

Comprehensive loss attributable to NNN 2003 Value Fund, LLC	$(949,000)	$(4,803,000)	$(8,085,000)	$(9,092,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY
For the Nine Months Ended September 30, 2009
(Unaudited)

			NNN 2003 Value
	Number	Total Equity	Fund, LLC	Noncontrolling
	of Units	(Deficit)	Deficit	Interest
BALANCE — December 31, 2008	9,970	$15,000	$(279,000)	$294,000
Net loss	—	(8,283,000)	(8,085,000)	(198,000)

BALANCE — September 30, 2009	9,970	$(8,268,000)	$(8,364,000)	$96,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(8,283,000)	$(9,815,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate related impairments on consolidated properties	4,000,000	3,200,000
Gain on sale of real estate	(704,000)	—
Other than temporary impairment of marketable equity securities	—	844,000
Depreciation and amortization (including deferred financing costs, deferred rent and above/below market leases)	1,620,000	4,129,000
Equity in losses of unconsolidated real estate	2,759,000	777,000
Allowance for doubtful accounts	29,000	(44,000)
Change in operating assets and liabilities:
Accounts receivable	207,000	(69,000)
Accounts receivable from related parties	(31,000)	(73,000)
Other assets	(105,000)	292,000
Restricted cash	(77,000)	(563,000)
Accounts payable and accrued liabilities	(56,000)	(738,000)
Security deposits, prepaid rent and other liabilities	(64,000)	(12,000)

Net cash used in operating activities	(705,000)	(2,072,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	10,983,000	—
Restricted cash	—	728,000
Capital expenditures	(479,000)	(1,372,000)
Distribution from (investment in) unconsolidated real estate	1,000	(111,000)

Net cash provided by (used in) investing activities	10,505,000	(755,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	104,000	1,385,000
Principal repayments on mortgage loans payable and other debt	(8,943,000)	(3,245,000)
Borrowings on mortgage loans payable and other debt	192,000	687,000
Borrowings from related parties	—	111,000
Payment of deferred financing costs	(4,000)	(230,000)
Distributions to noncontrolling interest	—	(2,000)
Distributions to unit holders	—	(2,617,000)

Net cash used in financing activities	(8,651,000)	(3,911,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,149,000	(6,738,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,459,000	8,208,000

CASH AND CASH EQUIVALENTS — end of period	$2,608,000	$1,470,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,729,000	$3,989,000
Cash paid for income taxes	$19,000	$81,000

NONCASH INVESTING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$14,000	$714,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
1. Organization and Description of Business
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2009, we held interests in seven commercial office properties, including four consolidated properties, or our consolidated properties, and three unconsolidated properties, or our unconsolidated properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As of November 16, 2009, we have principal payments of $60,164,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. As further discussed in Note 10, Mortgage Loans Payable and Other Debt, during the three months ended September 30, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for one of our consolidated properties. In addition, we were not able pay the lender the outstanding principal amount of $4,590,000 and the monthly interest payment due under the mortgage loan on October 1, 2009, or to make such payments within 10 days of the date such payment was due, which constituted an event of default. We are currently in discussions with the lender to negotiate a forbearance agreement, however, there can be no assurance that we will enter into a forbearance agreement with our lender, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement. We have classified this property as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies as a property held for sale. If we cannot sell our real estate investments, obtain forbearance agreements, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of the asset discussed above and certain other assets. As a result, the maturities of our mortgage debt combined with our deficit cash flow from operations raises substantial doubt about our ability to continue as a going concern.
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
Interim Unaudited Financial Data
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
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIE’s, that we have concluded should be consolidated, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income (loss).
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
We have evaluated subsequent events through November 16, 2009, the date of issuance of these financial statements.
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of September 30, 2009 and December 31, 2008 and the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2009 and 2008. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Investments in Marketable Equity Securities
We had no investments in marketable equity securities as of September 30, 2009 and December 31, 2008. During the nine months ended September 30, 2008, we recorded losses of $844,000 to reflect the fair value of marketable equity securities owned at that time. We believed the decline in value was other-than-temporary and recognized the losses in our statement of operations during the nine months ended September 30, 2008. The securities were sold in 2008.
Real Estate Related Impairments
We assess the impairment of a real estate asset when events or changes in circumstances indicate that its carrying amount may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:
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
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, as of September 30, 2009 we assessed the value of our consolidated operating properties. This valuation assessment resulted in us recognizing charges for real estate related impairments of $700,000 and $4,000,000 against the carrying value of our consolidated real estate investments during the three and nine months ended September 30, 2009, respectively. Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $2,470,000 and $21,270,000 were recorded against their carrying values during the three and nine months ended September 30, 2009, respectively, of which our share was $349,000 and $2,996,000, respectively. Real estate related impairments are reflected in our statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Line Item in Statement of Operations:
Real estate related impairments (investments in operating properties)	$400,000	$2,600,000	$400,000	$2,600,000
Real estate related impairments of operations held for non-sale disposition	300,000	—	3,000,000	—
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	349,000	—	2,996,000	—
Income (loss) from discontinued operations (investments in properties held for sale)	—	600,000	600,000	600,000

Total real estate related impairments	$1,049,000	$3,200,000	$6,996,000	$3,200,000

We are subject to the current economic conditions which have affected the availability of credit and our ability to obtain financing or to extend loans as they come due. As of November 16, 2009, we have mortgage loans totaling $60,164,000 on our consolidated properties that mature within the next 12 months. We plan to refinance the mortgage loans, extend the mortgage loans or sell the properties and, in the case of one or our consolidated properties, it is probable that the property will be transferred to the lender. If we are unable to execute on our plans, the ultimate recovery of our investments in real estate may be further impaired.
Operating Properties
Our operating properties are stated at historical cost less accumulated depreciation net of real estate related impairment charges. The cost of our operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and the shorter of the lease term or useful life, ranging from 1 to 6 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in discontinued operations.
As of September 30, 2009, our operating properties consist of Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, and Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property. In 2008, we initiated plans to sell the Tiffany Square property and, as such, it was classified as a property held for sale in accordance with FASB Codification Topic 360, Property, Plant and Equipment. However, in the third quarter of 2009 it was reclassified to operating properties as it no longer qualified for held-for-sale classification. During the period the Tiffany Square property was classified as held for sale, no depreciation expense was recorded related to the property. Upon reclassification to operating properties, FASB Codification Topic 360, Property Plant and Equipment, requires that a property be recorded at the lower of its fair value or its carrying value before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as an operating property. Upon reclassification of the Tiffany Square

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
property, we determined that the fair value of the property was lower than its adjusted carrying value and, as such, recorded an impairment charge against the carrying value of the property, as discussed in Note 3, Real Estate Investments — Operating Properties. The operating results of the Tiffany Square property have been reclassified to “Loss from continuing operations” on the accompanying condensed consolidated statements of operations for all periods presented.
In the first quarter of 2009, our three unconsolidated properties were designated as held for sale. However, in the third quarter of 2009, two of these unconsolidated properties, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, and Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property, were reclassified as operating properties as they no longer qualified for held-for-sale classification. During the period the Enterprise Technology Center and Executive Center II and III properties were classified as held for sale, no depreciation expense was recorded related to the properties. Upon reclassification to operating properties, FASB Codification Topic 360, Property Plant and Equipment, requires that a property be recorded at the lower of its fair value or its carrying value before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as an operating property. Upon reclassification of the Enterprise Technology Center and Executive Center II and III properties, it was determined that the fair values of the properties were lower than their adjusted carrying values and, as such, impairment charges were recorded against the carrying values of the properties, as discussed in Note 6, Real Estate Investments — Unconsolidated Real Estate.
Property Held for Non-Sale Disposition
During the three months ended September 30, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for one of our consolidated properties, Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009. We have classified this property as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies as a property held for sale.
Properties Held for Sale
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify properties as held for sale in the period in which all of the following criteria are met:
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
FASB Codification Topic 360, Property, Plant and Equipment, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. In 2008, we initiated plans to sell 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, the Tiffany Square property, and The Sevens Building, located in St. Louis, Missouri, or The Sevens Building property, and classified these three properties as held for sale as of December 31, 2008. In the first quarter of 2009, we designated four additional properties as held for sale — a consolidated property, the Executive Center I property, and our three unconsolidated properties, the Enterprise Technology Center property, the Executive Center II and III property, and Chase Tower, located in Austin, Texas, or the Chase Tower property.
In the third quarter of 2009, we reassessed all of the held for sale properties and reclassified one consolidated property, the Tiffany Square property, and two unconsolidated properties, the Enterprise Technology Center property and the Executive Center II and III property, to operating properties as they no longer met the held for sale classification criteria. Additionally, one consolidated property, the Executive Center I property, was reclassified as a property held for non-sale disposition, as discussed above.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the remaining consolidated property classified as held for sale, The Sevens Building property, as well as properties sold, have been excluded from our results from continuing operations for all periods presented herein. The financial results for these properties are presented in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for these properties are presented in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 in the line items entitled “Properties held for sale, net,” “Other assets related to properties held for sale,” “Mortgage loan payable secured by properties held for sale,” and “Other liabilities related to properties held for sale, net.”
Fair Value Measurements
FASB Codification Topic 820, Fair Value Measurements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value instruments. It establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.
On January 1, 2008, we adopted the provisions of FASB Codification Topic 820, Fair Value Measurements, for financial assets and liabilities measured at fair value on a recurring basis and, on January 1, 2009, we adopted the provisions of FASB Codification Topic 820, Fair Value Measurements, for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption did not have a material impact on our results of operations or financial position.
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis in the nine months ended September 30, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	September 30, 2009	Level 1	Level 2	Level 3	Losses
Operating properties	$19,531,000	$—	$—	$19,531,000	$(400,000)
Property held for non-sale disposition	$2,603,000	$—	$—	$2,603,000	$(3,000,000)
Properties held for sale	$19,492,000	$—	$—	$19,492,000	$(600,000)
Investments in unconsolidated real estate	$1,274,000	$—	$—	$1,274,000	$(2,996,000)
We generally use a discounted cash flow model to estimate the fair value of our consolidated real estate investments, unless better market comparable data is available. Management uses its best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. The estimated fair value is further adjusted for anticipated selling expenses. Generally, if a property is under contract, the contract price adjusted for selling expenses is used to estimate the fair value of the property.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2009, as the interest rate swap agreement on the 901 Civic Center property loan expired on May 12, 2009.
Fair Value of Financial Instruments
FASB Codification Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. Fair value is defined as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using presently available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Financial instruments on our consolidated balance sheets consist of cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to and from related parties is not determinable due to their related party nature. We estimate the fair value of our mortgage loans payable, including mortgage loans payable secured by a property held for non-sale disposition and properties held for sale, as of September 30, 2009 and December 31, 2008, to be approximately $46,932,000 and $71,441,000, respectively. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for three of our consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties. For the mortgage loan on the remaining consolidated property, we believe the carrying amount approximates fair value due to the relatively short remaining term of the loan.
Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three and nine months ended September 30, 2009 and 2008.
Noncontrolling Interests
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by us. As a result of adopting the noncontrolling interest provisions of FASB Codification Topic 810, Consolidation, on January 1, 2009, we have restated our December 31, 2008 consolidated balance sheet, as well as our statements of operations for the three and nine months ended September 30, 2008, as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted
Minority interests	$294,000	$(294,000)	$—

Noncontrolling interests equity	$—	$294,000	$294,000

Total (deficit) equity	$(279,000)	$294,000	$15,000

	As Previously
Three Months Ended September 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in losses	$(7,000)	$(7,000)	$—

Net loss / consolidated net loss	$(4,801,000)	$(7,000)	$(4,808,000)

Loss attributable to noncontrolling interests	$—	$(7,000)	$(7,000)

	As Previously
Nine Months Ended September 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in losses	$(40,000)	$(40,000)	$—

Net loss / consolidated net loss	$(9,775,000)	$(40,000)	$(9,815,000)

Loss attributable to noncontrolling interests	$—	$(40,000)	$(40,000)

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (not yet contained in FASB Codification), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 167 on January 1, 2010. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial position and results of operations.
3. Real Estate Investments — Operating Properties
Our investments in operating properties consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Buildings and tenant improvements	$19,977,000	$20,813,000
Land	2,203,000	2,049,000

	22,180,000	22,862,000
Less: accumulated depreciation	(2,649,000)	(2,427,000)

	$19,531,000	$20,435,000

Depreciation expense for operating properties was $186,000 and $339,000 for the three months ended September 30, 2009 and 2008, respectively, and $541,000 and $1,041,000 for the nine months ended September 30, 2009 and 2008, respectively.
Real estate related impairment charges of $275,000 were recorded against land, buildings and capital improvements on our operating properties during the three and nine months ended September 30, 2009. In addition, real estate related impairment charges of $125,000 were recorded against identified intangible assets on our operating properties during the three and nine months ended September 30, 2009. Real estate related impairment charges of $1,892,000 were recorded against land, buildings and capital improvements on our operating properties during the three and nine months ended September 30, 2008. In addition, real estate related impairment charges of $708,000 were recorded against identified intangible assets on our operating properties during the three and nine months ended September 30, 2008.
4. Real Estate Investments — Property Held for Non-Sale Disposition
Our investment in a property held for non-sale disposition consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Buildings and tenant improvements	$2,714,000	$4,358,000
Land	1,011,000	1,986,000

	3,725,000	6,344,000
Less: accumulated depreciation	(1,122,000)	(1,085,000)

	$2,603,000	$5,259,000

Depreciation expense for the property held for non-sale disposition was $0 and $57,000 for the three months ended September 30, 2009 and 2008, respectively, and $37,000 and $171,000 for the nine months ended September 30, 2009 and 2008, respectively.
Real estate related impairment charges of $246,000 and $2,619,000 were recorded against land, buildings and capital improvements on our property held for non-sale disposition during the three and nine months ended September 30, 2009, respectively. In addition, real estate related impairment charges of $54,000 and $381,000 were recorded against identified intangible assets on our property held for non-sale disposition during the three and nine months ended September 30, 2009, respectively. There were no real estate related impairment charges recorded against our property held for non-sale disposition during the three and nine months ended September 30, 2008.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Real Estate Investments — Properties Held for Sale
Our investments in properties held for sale consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Buildings, tenant improvements, and other tenant related assets	$16,264,000	$25,430,000
Land	3,909,000	5,371,000

	20,173,000	30,801,000
Less: accumulated depreciation	(681,000)	(1,513,000)

	$19,492,000	$29,288,000

Real estate related impairment charges of $0 and $532,000 were recorded against land, buildings and capital improvements on our properties held for sale during the three and nine months ended September 30, 2009, respectively. In addition, real estate related impairment charges of $0 and $68,000 were recorded against identified intangible assets on our properties held for sale during the three and nine months ended September 30, 2009, respectively. Real estate related impairment charges of $532,000 were recorded against land, buildings and capital improvements on our properties held for sale during the three and nine months ended September 30, 2008. In addition, real estate related impairment charges of $68,000 were recorded against identified intangible assets on our properties held for sale during the three and nine months ended September 30, 2008.
901 Civic Center Disposition
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5% of the sales price, to two unaffiliated brokers. We recorded a gain on sale of the 901 Civic Center property of $704,000 during the three and nine months ended September 30, 2009, which is included in “Income (loss) from discontinued operations” on the accompanying condensed consolidated statements of operations. We owned a 96.9% interest in the 901 Civic Center property.
6. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of September 30, 2009 and December 31, 2008:

		September 30,	December 31,
Description	Location	2009	2008
Enterprise Technology Center	Scotts Valley, CA	$359,000	$1,312,000
Chase Tower	Austin, TX	915,000	861,000
Executive Center II and III	Dallas, TX	—	1,861,000

		$1,274,000	$4,034,000

Summarized condensed combined financial information about our unconsolidated real estate as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Balance Sheet Data:
Assets (primarily real estate)	$140,996,000	$162,436,000

Mortgage loans and other debt payable	$117,872,000	$118,719,000
Other liabilities	15,664,000	16,102,000
Equity	7,460,000	27,615,000

Total liabilities and equity	$140,996,000	$162,436,000

Our share of equity	$1,274,000	$4,034,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statement of Operations Data:
Revenues	$5,855,000	$5,935,000	$17,982,000	$17,905,000
Rental and other expenses (including real estate related impairment charges of $2,470,000 and $21,270,000 during the three and nine months ended September 30, 2009, respectively)	7,085,000	7,137,000	37,460,000	21,570,000

Net loss	$(1,230,000)	$(1,202,000)	$(19,478,000)	$(3,665,000)

Our equity in losses of unconsolidated real estate	$(194,000)	$(146,000)	$(2,759,000)	$(777,000)

Real estate related impairment charges of $2,470,000 and $21,270,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three and nine months ended September 30, 2009, respectively. Our share of the real estate related impairment charges was $349,000 and $2,996,000 for the three and nine months ended September 30, 2009, respectively, which are included in the statements of operations in “Equity in losses of unconsolidated real estate.” There were no real estate related impairment charges recorded for our unconsolidated properties during the three and nine months ended September 30, 2008.
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Enterprise Technology Center	$32,970,000	$33,544,000
Chase Tower	67,781,000	68,031,000
Executive Center II and III	17,121,000	17,144,000

	$117,872,000	$118,719,000

Chase Tower
On July 17, 2009, in connection with the mortgage loan on the Chase Tower property, we through NNN VF Chase Tower REO, LP, along with the other senior borrowers entered into a loan modification agreement with PSP/MRC Debt Portfolio S-1, LP, successor-in-interest to MMA Realty Capital, LLC, the senior lender. Pursuant to the loan modification agreement, the senior loan’s maturity date was extended to June 30, 2010; the Chase Tower property paid a $285,153 extension fee; the Chase Tower property agreed to pay the senior lender an exit fee equal to 1.0% of the then outstanding principal balance of the senior loan as of June 30, 2010; and the Chase Tower property agreed to pay to senior lender monthly installments in the amount of 50.0% of excess cash flow, if any, attributable to the immediately preceding month, which the senior lender shall apply to the outstanding balance of the loan upon receipt. As of September 30, 2009, the outstanding principal balance on the senior loan was $57,031,000.
Also on July 17, 2009, we through NNN VF Chase Tower, LLC and NNN VF Chase Tower Member, LLC, our indirect subsidiaries, along with the other mezzanine borrowers entered into a forbearance and loan modification agreement with Transwestern Mezzanine Realty Partners II, LLC, or the mezzanine lender. Pursuant to the forbearance loan modification agreement, the mezzanine loan’s maturity date was extended to June 30, 2010; the Chase Tower property paid $250,000 as a partial principal prepayment; and the Chase Tower property agreed to pay to the mezzanine lender monthly installments in the amount of 50.0% (or 100% of excess cash flow in the event the senior loan is paid in full) of excess cash flow, if any, attributable to the immediately preceding month, which the mezzanine lender shall apply to the outstanding balance of the loan upon receipt. Additionally, the Chase Tower property will pay an exit fee of 3% if the loan is repaid between January 1, 2010 and March 31, 2010 or 5% if the loan is repaid on or after April 1, 2010. As of September 30, 2009, the outstanding principal balance on the mezzanine loan was $10,750,000.
We through NNN VF Chase Tower Member, LLC, NNN VF Chase Tower, LLC and NNN VF Chase Tower REO, LP, our indirect subsidiaries, own a 14.8% interest in the Chase Tower property.
Executive Center II and III
On December 28, 2008, an extension option on the mortgage loan for the Executive Center II and III property was exercised, extending the maturity date to December 28, 2009. The mortgage loan originally matured on December 28, 2008 and the extension did not change any material terms of the mortgage loan. Loan extension fees of $35,000 were paid and will be amortized to interest expense over the term of the extension. As of September 30, 2009, the outstanding principal balance on this loan was $14,471,000.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Loan Covenants
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage, performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2009, two of our unconsolidated properties were in compliance with such financial covenants, as amended, or obtained waivers for any instances of non-compliance. However, our third unconsolidated property, the Executive Center II and III property, was not in compliance certain financial covenants under the loan documents with the lender, which constitute events of default. These events of default, in addition to other remedies available to the lender under the loan documents, can result in the acceleration of all amounts due and payable under the loan documents and/or forfeiture of the property to the lender. We are currently negotiating with the lender of the Executive Center II and III property to obtain waivers for these instances of non-compliance with such covenants; however, there can be no assurance that we will be able to obtain the waivers for these instances of non-compliance.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II and III property has outstanding unsecured notes due to our manager as of September 30, 2009 and December 31, 2008, per the table below. These notes bear interest at 8.00% per annum and originally became due on January 1, 2009. Per the terms of the notes, the maturity date was automatically extended to January 1, 2010, upon extension of the maturity dates of the mortgage loans payable on December 28, 2008.

Amount of
Note Issue Dates	Loan
June 8, 2005	$1,000,000
September 12, 2005	200,000
October 18, 2005	240,000
November 14, 2005	5,000

$1,445,000

In addition, on November 5, 2008, the Executive Center II and III property obtained a 90-day unsecured loan in the amount of $304,000 from NNN Realty Advisors. The unsecured note bore interest at 8.67% per annum and all principal and all accrued interest was paid in full on January 20, 2009.
7. Marketable Equity Securities
We had no investments in marketable equity securities as of September 30, 2009 and December 31, 2008. There were no sales of marketable equity securities during the three and nine months ended September 30, 2009 and 2008. We believed that a decline in the value of our marketable equity security investments was other-than-temporary and recorded losses of $51,000 and $844,000 to reflect the fair value of such securities during the three and nine months ended September 30, 2008, respectively.
8. Identified Intangible Assets
Identified intangible assets consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
In-place leases and tenant relationships, net of accumulated amortization of $1,358,000 and $1,506,000 as of September 30, 2009 and December 31, 2008, respectively (with a weighted average life of 62 months and 86 months for in-place leases and tenant relationships, respectively, as of September 30, 2009 and a weighted-average life of 48 months and 94 months for in-place leases and tenant relationships, respectively, as of December 31, 2008)	$1,805,000	$2,290,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense recorded on the identified intangible assets was $88,000 and $207,000 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense recorded on the identified intangible assets was $241,000 and $622,000 for the nine months ended September 30, 2009 and 2008, respectively.
We also had net intangible liabilities related to below-market leases of $86,000 and $129,000 as of September 30, 2009 and December 31, 2008, respectively. Amortization expense of $8,000 and $8,000 was recorded as an increase to rental revenue for the three months ended September 30, 2009 and 2008, respectively. Amortization expense of $23,000 and $23,000 was recorded as an increase to rental revenue for the nine months ended September 30, 2009 and 2008, respectively.
9. Other Assets
Other assets consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Deferred rent receivable	$567,000	$295,000
Deferred financing costs, net of accumulated amortization of $338,000 and $549,000 as of September 30, 2009 and December 31, 2008, respectively	55,000	166,000
Leasing commissions, net of accumulated amortization of $386,000 and $324,000 as of September 30, 2009 and December 31, 2008, respectively	514,000	824,000
Lease inducements, net of accumulated amortization of $369,000 and $94,000 as of September 30, 2009 and December 31, 2008, respectively	473,000	536,000
Prepaid expenses, deposits and other	13,000	—

	$1,622,000	$1,821,000

10. Mortgage Loans Payable and Other Debt
We have fixed and variable rate mortgage loans payable secured by our consolidated properties, including mortgage loans on a property held for non-sale disposition and properties held for sale, of $60,164,000 and $68,915,000 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the effective interest rates on mortgage loans payable ranged from 2.50% to 12.00% per annum and 2.69% to 12.00% per annum, respectively, and the weighted-average effective interest rates were 7.28% and 6.39% per annum, respectively. The loans mature at various dates through October 2010 and require monthly interest-only payments.
The composition of our consolidated mortgage loans payable as of September 30, 2009 and December 31, 2008 was as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Variable rate	$34,574,000	$43,325,000	7.47%	6.02%
Fixed rate	25,590,000	25,590,000	7.04%	7.04%

Total	$60,164,000	$68,915,000	7.28%	6.39%

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2009, we were in compliance with all such financial covenants, as amended, on our mortgage loans, or obtained waivers for any instances of non-compliance, except for the default on the Executive Center I property loan, as discussed below.
All outstanding principal is due on our consolidated mortgage loans payable in 2009 and 2010 as follows:

Year	Amount
2009	$4,590,000
2010	55,574,000

Total	$60,164,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
901 Civic Center Loan Repayment
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the $8,943,000 mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5% of the sales price, to two unaffiliated brokers. We recorded a gain on sale of the 901 Civic Center property of $704,000 during the three and nine months ended September 30, 2009, which is included in “Income (loss) from discontinued operations” on the accompanying condensed consolidated statements of operations. We owned a 96.9% interest in the 901 Civic Center property.
Tiffany Square Loan Extension
On February 15, 2009, we exercised an extension option on our mortgage loan for the Tiffany Square property, extending the maturity date to February 15, 2010. The principal balance of the Tiffany Square property mortgage loan was $12,395,000 as of September 30, 2009 and requires monthly interest-only payments through maturity.
Executive Center I Loan Default
On September 23, 2008, we exercised a third extension option on our mortgage loan for the Executive Center I property extending the maturity date to October 1, 2009. The principal balance outstanding on this mortgage loan as of September 30, 2009 was $4,590,000. This loan was not repaid on October 1, 2009, and we are currently in default.
In the third quarter of 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for the Executive Center I property. We are currently in discussions with the lender to negotiate a forbearance agreement. While we have not reached a final agreement with the lender, we anticipate that the preliminary terms of the forbearance agreement would include: (i) our continued efforts to market the property for sale until December 31, 2009; (ii) if we are unable to sell the property before December 31, 2009, we will agree to provide our lender a deed-in-lieu of sale of the property; and (iii) a deferral of all monthly interest payments due under the note until the property is sold or until a deed-in-lieu transaction takes place. There can be no assurance that we will enter into a forbearance agreement with the lender on similar terms to those as outlined above or at all, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement. We have classified this property as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies for held for sale classification.
If we are unable to enter into a forbearance agreement with our lender, under the terms of the note this event of default could result in: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.00% interest rate increase to 15.00% (the default interest rate) and the addition of a late charge equal to the lesser of 3.00% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; or (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms.
11. Derivative Financial Instruments
Derivatives are recognized as either assets or liabilities in our condensed consolidated balance sheet and are measured at fair value in accordance with FASB Codification Topic 815, Derivatives and Hedging. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting and, accordingly, changes in fair value are included as a component of interest expense in our condensed consolidated statements of operations and comprehensive loss in the period of change.
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
We recorded $0 and $37,000 as reductions to interest expense related to the change in the swap fair value, for the three months ended September 30, 2009 and 2008, respectively. We paid $112,000 to reduce the swap liability and recorded $26,000 as a reduction to interest expense related to the change in the swap fair value, for the nine months ended September 30, 2009 and 2008, respectively. The fair value of the derivative was $(112,000) as of December 31, 2008, and is included in accounts payable and accrued liabilities. Our interest rate swap agreement expired on May 12, 2009, and we did not renew it.
12. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of September 30, 2009 and December 31, 2008:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
13. 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of September 30, 2009 and December 31, 2008, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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
Effective November 1, 2008, we suspended cash distributions to the Class A, Class B and Class C unit holders and, as such, no distributions were declared or paid during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, distributions of $262 per unit were declared, resulting in aggregate distributions paid of approximately $2,617,000. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and nine months ended September 30, 2009 and 2008, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended September 30, 2009 and 2008, we incurred property management fees to Realty of $148,000 and $169,000, respectively, and $416,000 and $424,000 for the nine months ended September 30, 2009 and 2008, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross sales price of a property. For the three and nine months ended September 30, 2009 and 2008, we did not incur any real estate acquisition fees.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the three and nine months ended September 30, 2009 and 2008, we did not incur any real estate disposition fees.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended September 30, 2009 and 2008, we incurred leasing commissions to Realty of $39,000 and $237,000, respectively, and $127,000 and $261,000 for the nine months ended September 30, 2009 and 2008, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the three months ended September 30, 2009 and 2008, we incurred accounting fees to our manager of $14,000 and $23,000, respectively, and $53,000 and $61,000 for the nine months ended September 30, 2009 and 2008, respectively.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the three and nine months ended September 30, 2009, we incurred construction management fees to Realty of $1,000. For the three and nine months ended September 30, 2008, we incurred construction management fees to Realty of $23,000 and $34,000, respectively.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the three and nine months ended September 30, 2009 and 2008, we did not incur any loan fees.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Related Party Accounts Payable
Related party accounts payable consist primarily of amounts due from us related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of September 30, 2009 and December 31, 2008, the amount payable by us was $130,000 and $227,000, respectively, and is included in our condensed consolidated balance sheets in the caption “Accounts and loans payable due to related parties.”
Related Party Note Receivable
On December 1, 2005, we advanced $579,000 on an unsecured basis to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property. The unsecured note provides for interest at 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. The maturity date of this unsecured note has been extended to December 28, 2009. We believe the proceeds from the anticipated sale of the Executive Center II and III property will be sufficient to pay us in full. However, there can be no assurance that we will be able to sell the property by December 28, 2009, or at all, or that the proceeds from the anticipated sale will be sufficient to pay us in full, which would have a material adverse effect on our operations and liquidity. As of September 30, 2009 and December 31, 2008, the amount due on this note receivable was $746,000 and $722,000, respectively.
As of September 30, 2009 and December 31, 2008, the amount due to us for the note receivable described above and for management fees from an affiliated entity was $795,000 and $764,000, respectively, and is included in our consolidated balance sheets in the caption “Accounts and loans receivable due from related parties.”
15. Commitments and Contingencies
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
16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of September 30, 2009 and December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of September 30, 2009, we held interests in four consolidated properties with one property each located in: (i) Missouri, which accounted for 42.2% of our aggregate annual rent; (ii) North Carolina, which accounted for 31.4% of our aggregate annual rent; (iii) Colorado, which accounted for 16.2% of our aggregate annual rent; and (iv) Texas, which accounted for 10.2% of our aggregate annual rent. Rental revenue is based on contractual base rent from leases in effect as of September 30, 2009 for all of our consolidated properties, including those classified as operating properties, property held for non-sale disposition and properties held for sale (reported as part of discontinued operations).

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2009, three tenants at three of our consolidated properties accounted for 35.6% of our aggregate annual rental revenue, including rental revenue reported as part of discontinued operations, as follows:

		Square	Lease
		Footage	Expiration
Tenant	Property	(Approximate)	Date
McKesson Information Solutions, Inc.	Four Resource Square	59,000	06/30/2012
PRC	Tiffany Square	96,000	05/31/2012
Westwood College of Technology	Executive Center I	44,000	01/31/2013
17. Discontinued Operations — Properties Held for Sale
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties designated as held for sale as of September 30, 2009 is reflected in our condensed consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2009 and 2008, discontinued operations include the net income (loss) of two consolidated properties, one of which was sold during the three months ended September 30, 2009:

Date Designated
Property	Date Acquired	for Sale	Date Sold
901 Civic Center	04/24/2006	09/26/2008	07/17/2009
The Sevens Building	10/25/2007	10/10/2008	N/A
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5% of the sales price, to two unaffiliated brokers. We recorded a gain on sale of the 901 Civic Center property of $704,000 during the three and nine months ended September 30, 2009, which is included in “Income (loss) from discontinued operations” on the accompanying condensed consolidated statements of operations. We owned a 96.9% interest in the 901 Civic Center property.
The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental revenue	$1,075,000	$1,536,000	$4,397,000	$4,630,000
Rental expense (including general, administrative, depreciation and amortization expense)	574,000	1,098,000	2,447,000	4,464,000
Real estate related impairments	—	600,000	600,000	600,000

Income (loss) before other expense	501,000	(162,000)	1,350,000	(434,000)
Interest expense	(390,000)	(482,000)	(1,495,000)	(1,655,000)
Other expense	—	—	(2,000)	(10,000)
Gain on disposal of discontinued operations	704,000	—	704,000	—

Income (loss) from discontinued operations	815,000	(644,000)	557,000	(2,099,000)
Income (loss) from discontinued operations attributable to noncontrolling interests	51,000	6,000	57,000	(15,000)

Income (loss) from discontinued operations attributable to NNN 2003 Value Fund, LLC	$764,000	$(650,000)	$500,000	$(2,084,000)

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2009 and December 31, 2008, together with our results of operations for the three and nine months ended September 30, 2009 and 2008, respectively, and cash flows for the nine months ended September 30, 2009 and 2008, respectively.
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
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due. As of November 16, 2009, we have principal payments of $60,164,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. As discussed in Note 10, Mortgage Loans Payable and Other Debt, to our accompanying condensed consolidated financial statements, during the three months ended September 30, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for one of our consolidated properties. In addition, we were not able pay the lender the outstanding principal amount of $4,590,000 and the monthly interest payment due under the mortgage loan on October 1, 2009, or to make such payments within 10 days of the date such payment was due, which constituted an event of default. We are currently in discussions with the lender to negotiate a forbearance agreement, however, there can be no assurance that we will enter into a forbearance agreement with our lender, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement. We have classified this property as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies as a property held for sale. If we cannot sell our real estate investments, obtain forbearance agreements, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we may trigger defaults which could result in foreclosure of the asset discussed above and certain other assets. As a result, the maturities of our mortgage debt combined with our deficit cash flow from operations raises substantial doubt about our ability to continue as a going concern.

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
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell all or a portion of a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and make distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Acquisitions and Dispositions
We did not acquire any properties during the nine months ended September 30, 2009.
On July 17, 2009, we completed the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We recorded a gain on sale of the 901 Civic Center property of $704,000 during the three and nine months ended September 30, 2009, which is included in “Income (loss) from discontinued operations” on the accompanying condensed consolidated statements of operations. We owned a 96.9% interest in the 901 Civic Center property.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009, and there have been no material changes to our critical accounting policies, as disclosed therein.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and those listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
As of September 30, 2009, our four consolidated properties were 66.5% leased to 70 tenants. 2.7% of the gross leaseable area expires during 2009. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.
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
Results of Operations
Our operating results are primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy was acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations may reflect significant property acquisitions and dispositions from period to period. As a result, the comparability of the financial data is limited and may vary significantly from period to period. In addition, we have made reclassifications for all properties designated as held for sale as of September 30, 2009 from Loss from Continuing Operations to Income (Loss) from Discontinued Operations to conform with the current period financial statement presentation.
Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Revenue:
Rental revenue	$1,001,000	$697,000	$304,000	43.6%	$2,766,000	$3,075,000	$(309,000)	(10.0%)
Rental revenue of operations held for non-sale disposition	192,000	183,000	9,000	4.9%	622,000	670,000	(48,000)	(7.2%)

	1,193,000	880,000	313,000	35.6%	3,388,000	3,745,000	(357,000)	(9.5%)
Expense:
Rental expense	465,000	386,000	79,000	20.5%	1,293,000	1,343,000	(50,000)	(3.7%)
General and administrative	162,000	67,000	95,000	141.8%	548,000	607,000	(59,000)	(9.7%)
Depreciation and amortization	297,000	595,000	(298,000)	(50.1%)	844,000	1,783,000	(939,000)	(52.7%)
Operating expenses of operations held for non-sale disposition	202,000	382,000	(180,000)	(47.1%)	748,000	1,123,000	(375,000)	(33.4%)
Real estate related impairments	400,000	2,600,000	(2,200,000)	(84.6%)	400,000	2,600,000	(2,200,000)	(84.6%)
Real estate related impairments of operations held for non-sale disposition	300,000	—	300,000	—%	3,000,000	—	3,000,000	—%

	1,826,000	4,030,000	(2,204,000)	(54.7%)	6,833,000	7,456,000	(623,000)	(8.4%)

Loss before other income (expense) and discontinued operations	(633,000)	(3,150,000)	2,517,000	(79.9%)	(3,445,000)	(3,711,000)	266,000	(7.2%)
Other income (expense):
Interest expense	(690,000)	(733,000)	43,000	(5.9%)	(2,062,000)	(2,208,000)	146,000	(6.6%)
Interest expense of operations held for non-sale disposition	(186,000)	(132,000)	(54,000)	40.9%	(551,000)	(393,000)	(158,000)	40.2%
Interest and dividend income	1,000	49,000	(48,000)	(98.0%)	25,000	232,000	(207,000)	(89.2%)
Other-than-temporary impairment of marketable equity securities	—	(51,000)	51,000	(100.0%)	—	(844,000)	844,000	(100.0%)
Equity in losses of unconsolidated real estate	(194,000)	(146,000)	(48,000)	32.9%	(2,759,000)	(777,000)	(1,982,000)	255.1%
Other expense	(8,000)	(1,000)	(7,000)	700.0%	(48,000)	(15,000)	(33,000)	220.0%

Loss from continuing operations	(1,710,000)	(4,164,000)	2,454,000	(58.9%)	(8,840,000)	(7,716,000)	(1,124,000)	14.6%
Income (loss) from discontinued operations	815,000	(644,000)	1,459,000	226.6%	557,000	(2,099,000)	2,656,000	126.5%

Consolidated net loss	$(895,000)	$(4,808,000)	$3,913,000	(81.4%)	$(8,283,000)	$(9,815,000)	$1,532,000	(15.6%)

Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, and Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, are our only consolidated operating properties as of September 30, 2009.
Rental Revenue
Rental revenue increased $304,000, or 43.6%, to $1,001,000, during the three months ended September 30, 2009, compared to rental revenue of $697,000 for the three months ended September 30, 2008. The increase was primarily attributable to higher straight-line rents, increased rental income and higher CAM recoveries totaling $702,000 for the Four Resource Square property, which was partially offset by lower lease inducement revenue at the Tiffany Square property of $437,000.
Rental revenue decreased $309,000, or 10.0%, to $2,766,000, during the nine months ended September 30, 2009, compared to rental revenue of $3,075,000 for the nine months ended September 30, 2008. The decrease was primarily attributable to lower lease inducement revenue at the Tiffany Square property of $503,000, which was partially offset by higher straight-line rents at the Four Resource Square property of $251,000.
Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition increased $9,000, or 4.9%, to $192,000, during the three months ended September 30, 2009, compared to $183,000 for the three months ended September 30, 2008.
Rental revenue of operations held for non-sale disposition decreased $48,000, or 7.2%, to $622,000, during the nine months ended September 30, 2009, compared to $670,000 for the nine months ended September 30, 2008. The decrease was primarily attributable to lower CAM recoveries at Executive Center I, located in Dallas, Texas, or the Executive Center I property. The lower CAM recovery income is a result of lower estimated costs for 2009.
Rental Expense
Rental expense increased $79,000, or 20.5%, to $465,000, during the three months ended September 30, 2009, compared to rental expense of $386,000 for the three months ended September 30, 2008. The increase was primarily attributable to higher general building maintenance and repair costs at the Four Resource Square and Tiffany Square properties.
Rental expense decreased $50,000, or 3.7%, to $1,293,000, during the nine months ended September 30, 2009, compared to rental expense of $1,343,000 for the nine months ended September 30, 2008. The decrease was primarily attributable to lower HVAC maintenance and security costs at the Tiffany Square property.
General and Administrative Expense
General and administrative expense consists primarily of third-party professional accounting fees, legal fees and printing fees related to our SEC filing requirements. General and administrative expense increased $95,000, or 141.8%, to $162,000, during the three months ended September 30, 2009, compared to general and administrative expense of $67,000 for the three months ended September 30, 2008. The increase was due primarily to higher legal and professional fees at the Four Resource Square and Tiffany Square properties, as well as higher audit and accounting fees.
General and administrative expense decreased $59,000, or 9.7%, to $548,000, during the nine months ended September 30, 2009, compared to general and administrative expense of $607,000 for the nine months ended September 30, 2008. The decrease was due primarily to lower franchise tax expenses.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $298,000, or 50.1%, to $297,000, during the three months ended September 30, 2009, compared to depreciation and amortization expense of $595,000 for the three months ended September 30, 2008. The decrease was primarily the result of a decrease in depreciation expense for the Tiffany Square property, as it was classified as held for sale for the majority of the three months ended September 30, 2009. The Tiffany Square property was not depreciated during the period it was classified as held for sale, and when it was reclassified to operating properties the impairment charge recorded exceeded any catch-up depreciation expense that would have otherwise been required. Depreciation expense for the Four Resource Square property also decreased due to the $5,900,000 impairment charge recorded in 2008 and the resulting lower depreciable basis.
Depreciation and amortization expense decreased $939,000, or 52.7%, to $844,000, during the nine months ended September 30, 2009, compared to depreciation and amortization expense of $1,783,000 for the nine months ended September 30, 2008. The decrease was primarily the result of a decrease in depreciation expense for the Tiffany Square property, as it was classified as held for sale for the majority of the nine months ended September 30, 2009. The Tiffany Square property was not depreciated during the period it was classified as held for sale, and when it was reclassified to operating properties the impairment charge recorded exceeded any catch-up depreciation expense that would have otherwise been required. Depreciation expense for the Four Resource Square property also decreased due to the $5,900,000 impairment charge recorded in 2008 and the resulting lower depreciable basis.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition decreased $180,000, or 47.1%, to $202,000, during the three months ended September 30, 2009, compared to $382,000 for the three months ended September 30, 2008. The decrease was primarily attributable to decreased maintenance, security, property tax and administrative costs for the Executive Center I property, as well as lower depreciation expense as a result of the property being classified as held for sale for the majority of the three months ended September 30, 2009. The Executive Center I property was not depreciated during the period it was classified as held for sale, and when it was reclassified to property held for non-sale disposition the impairment charge recorded exceeded any catch-up depreciation expense that would have otherwise been required.
Operating expenses of operations held for non-sale disposition decreased $375,000, or 33.4%, to $748,000, during the nine months ended September 30, 2009, compared to $1,123,000 for the nine months ended September 30, 2008. The decrease was primarily attributable to decreased maintenance, security, property tax and administrative costs for the Executive Center I property, as well as lower depreciation expense as a result of the property being classified as held for sale for the majority of the nine months ended September 30, 2009. The Executive Center I property was not depreciated during the period it was classified as held for sale, and when it was reclassified to property held for non-sale disposition the impairment charge recorded exceeded any catch-up depreciation expense that would have otherwise been required.
Real Estate Related Impairments
During the three months ended September 30, 2009, we reviewed our consolidated operating properties for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present and one such property had been reclassified from property held for sale to operating properties. As a result of these impairment reviews, we recorded real estate related impairments of $300,000 related to the Tiffany Square property and $100,000 related to the Four Resource Square property, for total real estate related impairments of $400,000 for the three and nine months ended September 30, 2009.
During the three months ended September 30, 2008, we reviewed our consolidated operating properties for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present and one such property had been reclassified from property held for sale to operating properties. As a result of these impairment reviews, we recorded a real estate related impairment of $2,600,000 related to the Tiffany Square property for the three and nine months ended September 30, 2008.
Real Estate Related Impairments of Operations Held for Non-Sale Disposition
During the three months ended September 30, 2009, we reviewed our property held for non-sale disposition for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present and the property had been reclassified from property held for sale to property held for non-sale disposition. As a result of this impairment review, we recorded a real estate related impairment of $300,000 related to the Executive Center I property during the three months ended September 30, 2009.

Total real estate related impairments for our property held for non-sale disposition during the nine months ended September 30, 2009 was $3,000,000.
Interest Expense
Interest expense decreased $43,000, or 5.9%, to $690,000 for the three months ended September 30, 2009, compared to interest expense of $733,000 for the three months ended September 30, 2008, primarily due to lower loan fee amortization for the Tiffany Square property.
Interest expense decreased $146,000, or 6.6%, to $2,062,000 for the nine months ended September 30, 2009, compared to interest expense of $2,208,000 for the nine months ended September 30, 2008, primarily due to lower loan fee amortization for the Tiffany Square property.
Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition increased $54,000, or 40.9%, to $186,000 for the three months ended September 30, 2009, compared to $132,000 for the three months ended September 30, 2008, primarily due to higher loan fee amortization related to additional loan fees paid when the loan on the Executive Center I property was extended in October 2008, as well as an increase in the interest rate at that same time.
Interest expense of operations held for non-sale disposition increased $158,000, or 40.2%, to $551,000 for the nine months ended September 30, 2009, compared to $393,000 for the nine months ended September 30, 2008, primarily due to higher loan fee amortization related to additional loan fees paid when the loan on the Executive Center I property was extended in October 2008, as well as an increase in the interest rate at that time.
Interest and Dividend Income
Interest and dividend income decreased $48,000, or 98.0%, to $1,000 during the three months ended September 30, 2009, compared to interest and dividend income of $49,000 for the three months ended September 30, 2008, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average invested cash balances for the three months ended September 30, 2009, compared to the same period in 2008.
Interest and dividend income decreased $207,000, or 89.2%, to $25,000 during the nine months ended September 30, 2009, compared to interest and dividend income of $232,000 for the nine months ended September 30, 2008, primarily due to a decrease in interest income earned on our money market accounts as a result of lower average invested cash balances in for the nine months ended September 30, 2009, compared to the same period in 2008.
Other-than-temporary Impairment of Marketable Equity Securities
We did not hold any investments in marketable equity securities during the three or nine months ended September 30, 2009. We recorded other-than-temporary impairments of marketable equity securities of $51,000 and $844,000 during the three and nine months ended September 30, 2008, respectively, to reflect the fair value of our marketable equity security investments since we believed that the declines in value were other-than-temporary as of September 30, 2008.
Equity in Losses of Unconsolidated Real Estate
Equity in losses of unconsolidated real estate increased $48,000, or 32.9%, to a loss of $194,000, during the three months ended September 30, 2009, compared to a loss of $146,000 for the three months ended September 30, 2008. The increased loss was primarily attributable to real estate related impairment charges of $2,470,000 recorded during the three months ended September 30, 2009 at our unconsolidated properties, of which our share was $349,000. This impairment was partly offset by our share of the increased income at the unconsolidated properties for the three months ended September 30, 2009, compared to the same period in 2008. All three of the unconsolidated properties were classified as held for sale for the majority of the three months ended September 30, 2009 and no depreciation or amortization expense was recorded during that period, resulting in the increase in income.

Equity in losses of unconsolidated real estate increased $1,982,000, or 255.1%, to a loss of $2,759,000, during the nine months ended September 30, 2009, compared to loss of $777,000 for the nine months ended September 30, 2008. The increased loss was primarily attributable to real estate related impairment charges of $21,270,000 recorded during the nine months ended September 30, 2009 at our unconsolidated properties, of which our share was $2,996,000. This impairment was partly offset by our share of the increased income at the unconsolidated properties for the nine months ended September 30, 2009, compared to the same period in 2009. All three of the unconsolidated properties were classified as held for sale for the majority of the nine months ended September 30, 2009 and no depreciation or amortization expense was recorded during that period, resulting in the increase in income.
Other Expense
Other expense increased $7,000, or 700.0%, to other expense of $8,000, during the three months ended September 30, 2009, from other expense of $1,000 during the three months ended September 30, 2008.
Other expense increased $33,000, or 220.0%, to other expense of $48,000, during the nine months ended September 30, 2009, from other expense of $15,000 during the nine months ended September 30, 2008. The increase is attributable to the write off of unrealized income on sold properties.
Income (Loss) from Discontinued Operations
The results of discontinued operations increased $1,459,000 to income of $815,000 during the three months ended September 30, 2009, compared to a loss from discontinued operations of $644,000 for the three months ended September 30, 2008. The improved results were primarily attributable to the gain recognized on the sale of the 901 Civic Center property during the three months ended September 30, 2009 of $704,000, as well as the impact of the real estate related impairment charge of $600,000 for The Sevens Building property that was recorded during the three months ended September 30, 2008.
The results of discontinued operations increased $2,656,000 to income of $557,000 during the nine months ended September 30, 2009, compared to a loss from discontinued operations of $2,099,000 for the nine months ended September 30, 2008. The improved results were primarily attributable to the gain recognized on the sale of the 901 Civic Center property during the nine months ended September 30, 2009 of $704,000, as well as increased income from The Sevens Building property of $1,272,000 and the 901 Civic Center property of $680,000 during the nine months ended September 30, 2009, compared to the same period in 2008. The increase in income at both properties is primarily due to lower depreciation and amortization expense, as both properties have been designated as held for sale.
Consolidated Net Loss
As a result of the above, consolidated net loss was $895,000 for the three months ended September 30, 2009, compared to $4,808,000 for the three months ended September 30, 2008.
As a result of the above, consolidated net loss was $8,283,000 for the nine months ended September 30, 2009, compared to $9,815,000 for the nine months ended September 30, 2008.
Liquidity and Capital Resources
As previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009, and as discussed in the Quarterly report on Form 10-Q filed with the SEC on August 14, 2009, our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities when they come due.
As of November 16, 2009, we have principal payments of $60,164,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months, including a $4,590,000 mortgage loan related to the Executive Center I property which matured on October 1, 2009 and for which we are in default. We are currently in discussions with the lender to negotiate a forbearance agreement. While we have not reached a final agreement with the lender, we anticipate that the preliminary terms of the forbearance agreement would include: (i) our continued efforts to market the property for sale until December 31, 2009; (ii) if we are unable to sell the property before December 31, 2009, we will agree to provide our lender a deed-in-lieu of sale of the property; and (iii) a deferral of all monthly interest payments due under the note until the property is sold or until a deed-in-lieu transaction takes place. There can be no assurance that we will enter into a forbearance agreement with the lender on similar terms to those as outlined above or at all, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement. We have classified this property as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies for held for sale classification. If we are unable to enter into a forbearance agreement with our lender, under the terms of the note this event of default could result in: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; or (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms.
If we cannot sell our real estate investments, extend the loan maturity dates, or obtain new financing on as favorable terms as our existing mortgage loans payable, we may trigger additional defaults which could result in foreclosure of certain assets. As previously discussed, the maturities of our mortgage debt combined with our deficit cash flow from operations raises substantial doubt about our ability to continue as a going concern.
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
Planned Sales and Valuations of Real Estate Investments
As of September 30, 2009, one consolidated property, The Sevens Building property, and one unconsolidated property, Chase Tower, located in Austin, Texas, or the Chase Tower property, are being actively marketed for sale and meet all of the other criteria to be classified as held for sale. Two of our consolidated properties, the Four Resource Square property and the Tiffany Square property, and two unconsolidated properties, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, and Executive Center II and III, located in Dallas Texas, or the Executive Center II and III property, are classified as operating properties because they do not meet the held for sale classification criteria. Additionally, one of our consolidated properties, the Executive Center I property, is classified as held for non-sale disposition.
Pursuant to FASB Codification Topic 360, Property, Plant and Equipment, during 2008 we assessed the value of all of our consolidated and unconsolidated properties. This valuation assessment resulted in us recognizing real estate related impairment charges of $21,200,000 during 2008 against the carrying value of our consolidated properties and our investments in unconsolidated real estate. During the nine months ended September 30, 2009, pursuant to FASB Codification Topic 360, Property, Plant and Equipment, we recorded real estate related impairment charges on certain of our consolidated properties and our investments in unconsolidated real estate of $25,270,000.
Cash Flows
Net cash used in operating activities was $705,000 for the nine months ended September 30, 2009, compared to cash used in operating activities of $2,072,000 for the nine months ended September 30, 2008. This decrease in cash used in operating activities was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.
Cash provided by investing activities was $10,505,000 for the nine months ended September 30, 2009, compared to cash used in investing activities of $755,000 for the nine months ended September 30, 2008. The improvement in cash flows from investing activities between the two periods was primarily due to the sale of the 901 Civic Center property during the nine months ended September 30, 2009, which generated proceeds of $10,983,000.
Cash used in financing activities was $8,651,000 for the nine months ended September 30, 2009, compared to cash used in financing activities of $3,911,000 for the nine months ended September 30, 2008. The increase in cash used in financing activities was primarily due to the repayment of the loan on the 901 Civic Center property in connection with the sale of the property, which was partially offset by suspension of distributions to the unit holders effective November 1, 2008.

Factors which may Influence Future Sources of Capital and Liquidity
Debt Financing
One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness, which includes mortgage loans payable and other debt. Our variable rate, interest-only mortgage loans bear interest at rates ranging from 2.50% to 8.00% per annum as of September 30, 2009, and our fixed rate, interest-only mortgage loans bear interest at rates ranging from 5.95% to 12.00% per annum as of September 30, 2009. Our mortgage loans payable mature at various dates through October 2010.
The composition of our aggregate mortgage loans payable as of September 30, 2009 and December 31, 2008 was as follows:

	Mortgage		Weighted Average
	Loans Payable		Interest Rate
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Variable rate	$34,574,000	$43,325,000	7.47%	6.02%
Fixed rate	25,590,000	25,590,000	7.04%	7.04%

Total	$60,164,000	$68,915,000	7.28%	6.39%

Additional information regarding our mortgage loans payable as of September 30, 2009 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
Property	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Executive Center I	$4,590,000	10/01/2009	12.00%	Fixed
Tiffany Square	12,395,000	02/15/2010	8.00%	Variable
Four Resource Square	21,797,000	03/07/2010	7.25%	Variable
The Sevens Building (1)	21,382,000	10/31/2010	5.89%	Fixed & Variable

Total consolidated mortgage loans payable	$60,164,000

Unconsolidated Properties:
Executive Center II and III (2)	$14,471,000	12/28/2009	3.12%	Variable
Enterprise Technology Center	32,970,000	05/11/2011	6.44%	Fixed
Chase Tower	67,781,000	06/30/2010	3.76%	Variable

Total unconsolidated mortgage loans payable	$115,222,000

(1)	Mortgage loans payable include $21,000,000 with a fixed interest rate of 5.95% and $382,000 with a variable interest rate of 2.50% as of September 30, 2009.

(2)	Excludes other unsecured notes payable of $2,650,000 as of September 30, 2009, which is comprised of $1,205,000 due to TIC ownership, with a maturity date of December 28, 2009, and $1,445,000 due to a related party, with a maturity date of January 1, 2010. These notes bear interest at 8.00% per annum.
Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As discussed in Note 10, Mortgage Loans Payable and Other Debt, to our accompanying condensed consolidated financial statements, as of September 30, 2009, we were in compliance with such covenants, as amended, on all our mortgage loans on our consolidated properties, or obtained waivers for any instances of non-compliance, except for the default on the Executive Center I property loan, as discussed in Note 10, Mortgage Loans Payable and Other Debt, to our accompanying condensed consolidated financial statements.

Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage, performance covenants, as well as other requirements on a combined and individual basis. As of September 30, 2009, two of our unconsolidated properties were in compliance with such financial covenants, as amended, or obtained waivers for any instances of non-compliance. However, our third unconsolidated property, the Executive Center II and III property, was not in compliance with certain financial covenants, as discussed in Note 6, Real Estate Investments — Unconsolidated Real Estate, to our accompanying condensed consolidated financial statements.
The following table provides information with respect to the scheduled principal and interest payments of our aggregate consolidated mortgage loans payable, as well as certain other obligations, as of September 30, 2009. The table does not reflect any available loan extension options.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2009)	(2010-2011)	(2012-2013)	(After 2013)	Total
Principal payments — variable rate debt	$—	$34,574,000	$—	$—	$34,574,000
Principal payments — fixed rate debt	4,590,000	21,000,000	—	—	25,590,000
Interest payments — variable rate debt (based on rate in effect as of September 30, 2009)	645,000	425,000	—	—	1,070,000
Interest payments — fixed rate debt	314,000	1,041,000	—	—	1,355,000
Tenant improvement and lease commission obligations	14,000	—	—	—	14,000

	$5,563,000	$57,040,000	$—	$—	$62,603,000

As of September 30, 2009, approximately 42.5% of our consolidated debt bears interest at fixed rates. The remaining 57.5% of our consolidated debt is exposed to fluctuations on the 30-day LIBOR rate.
Other Liquidity Needs
We have restricted cash balances of $1,761,000 as of September 30, 2009 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. When we repay loans, the restricted balances that are held at that time will become available to us as unrestricted funds. In addition, $217,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and may continue to receive payments from this escrow account over the five year period, which ends on December 31, 2010, At the end of the five year period, we will receive any remaining balance in the escrow account.
We estimate that our expenditures for tenant improvements and leasing commissions will require approximately $150,000 for the remainder of 2009. As of September 30, 2009, we had $16,000 of restricted cash in loan impounds and reserve accounts for such capital expenditures and any remaining expenditures will be paid with cash on hand, net cash from operations or gains from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms, or at all.
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
Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (not yet contained in FASB Codification), which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We will adopt SFAS No. 167 on January 1, 2010. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial position and results of operations.
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

The table below presents, as of September 30, 2009, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Variable rate mortgage loans payable	$—	$34,574,000	$—	$—	$—	$—	$34,574,000	$22,832,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of September 30, 2009)	—%	7.47%	—%	—%	—%	—%	7.47%
Fixed rate mortgage loans payable	$4,590,000	$21,000,000	$—	$—	$—	$—	$25,590,000	$24,100,000
Weighted average interest rate on maturing fixed rate debt	12.00%	5.95%	—%	—%	—%	—%	7.04%
As of September 30, 2009, we estimate the fair value of our mortgage loans payable, including mortgage loans payable secured by a property held for non-sale disposition and properties held for sale, to be approximately $46,932,000. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for three of our consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties. For the mortgage loan on the remaining consolidated property, we believe the carrying amount approximates fair value due to the relatively short remaining term of the loan.
As of September 30, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 12.00% per annum and a weighted average effective interest rate of 7.28% per annum. As of September 30, 2009, our mortgage loans payable consisted of $25,590,000, or 42.5%, of the total debt, at a weighted average fixed interest rate of 7.04% per annum and $34,574,000, or 57.5%, of the total debt, at a weighted average variable interest rate of 7.47% per annum. Our mortgage loans mature at various dates through October 2010.
An increase in the variable interest rate on certain mortgage loans payable constitutes a market risk. As of September 30, 2009, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $173,000, or approximately 6.70%.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2009 was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purposes stated above.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There are no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 31, 2009, except as noted below and except that on July 17, 2009 we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Therefore, the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009, regarding the 901 Civic Center property are no longer applicable.
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
Continuing as a going concern is dependent upon, among other things, generating sufficient cash flows to meet our obligations and pay our liabilities as they come due. As of November 16, 2009, we have principal payments of $60,164,000 plus accrued interest due on outstanding mortgage loans payable related to our consolidated properties that mature in the next twelve months. During the three months ended September 30, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for one of our consolidated properties. In addition, we were not able pay the lender the outstanding principal amount of $4,590,000 and the monthly interest payment due under the promissory note on October 1, 2009, or to make such payments within 10 days of the date such payment was due which constituted an event of default. We are currently in discussions with the lender to negotiate a forbearance agreement, however, there can be no assurance that we will enter into a forbearance agreement with our lender, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement. If we cannot sell our real estate investments, obtain forbearance agreements, obtain new financing, or obtain alternative financing on as favorable terms as our existing mortgage loans payable, we have and may trigger defaults which could result in foreclosure of the asset discussed above and certain other assets. As a result, the maturities of our mortgage debt combined with our deficit cash flow from operations raises substantial doubt about our ability to continue as a going concern.
The unaudited condensed consolidated financial statements of NNN 2003 Value Fund, LLC, contained elsewhere in this Quarterly Report on Form 10-Q, have been prepared assuming that NNN 2003 Value Fund, LLC will be able to continue as a going concern. However, the report of our independent registered public accounting firm on our audited consolidated financial statements as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with SEC on March 31, 2009, includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern. This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to secure funding, attract or retain tenants, and maintain and promote our properties, which could materially adversely affect our results of operations and cash flow. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We will rely on the disposition of a number of our properties to generate cash and fund our operations.
We have limited financial resources. As of September 30, 2009, cash on hand totaled $2,608,000, as compared to $1,459,000 as of December 31, 2008. In order to fund our operations, our projected capital requirements will require us to sell a number of our properties. As of September 30, 2009, we own a combination of seven consolidated and unconsolidated properties and are currently marketing three of those properties for sale. One of our consolidated properties is classified as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies for held for sale classification. If we are unable to sell our properties and generate cash from the sale of those properties it could have a material adverse impact on our financial performance and our ability to pay any future distributions to our unit holders.

Our mortgage loan payable on our Executive Center I property matured on October 1, 2009, and we were unable to pay the outstanding principal balance and interest due under the loan which triggered an event of default. If we are unable to enter into a forbearance agreement with the lender, the lender may exercise their remedies under the loan agreements, including foreclosure on the property which would have a material adverse effect on our operations and liquidity.
In the third quarter of 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for Executive Center I. In addition, we were not able to pay the lender the outstanding principal amount of $4,590,000 and the monthly interest payment due under the mortgage loan on October 1, 2009, or to make such payments within 10 days of the date such payment was due. Therefore, an event of default has occurred under the mortgage loan. We are currently in discussions with the lender to negotiate a forbearance agreement. While we have not reached a final agreement with the lender, we anticipate that the preliminary terms of the forbearance agreement would include: (i) our continued efforts to market the property for sale until December 31, 2009; (ii) if we are unable to sell the property before December 31, 2009, we will agree to provide our lender a deed-in-lieu of sale of the property; and (iii) a deferral of all monthly interest payments due under the note until the property is sold or until a deed-in-lieu transaction takes place. There can be no assurance that we will enter into a forbearance agreement with the lender on similar terms to those as outlined above or at all, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement.
If we are unable to enter into a forbearance agreement with our lender, under the terms of the note this event of default could result in: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; or (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms.
If we are unable to pay the outstanding balances and all accrued interest on our mortgage loans that mature within the next 12 months, the respective lenders may declare us in default of the loans and exercise their remedies under the loan agreements, including foreclosure on the properties, which could have a material adverse effect on our operating activities and cash flow.
As of November 16, 2009, the mortgage loans on our consolidated properties, which have a combined outstanding balance of approximately $60,164,000, all mature within the next 12 months and two of which mature in the next six months. We also have two unconsolidated loans related to our unconsolidated properties that mature within the next nine months, where our combined share of the outstanding balances is approximately $15,972,000. We anticipate selling these properties before their respective loan maturity dates and anticipate using the proceeds from these sales to pay off their respective mortgage loans. However, there can be no assurance that we will be able to sell any of these properties or refinance their mortgage loans by their respective loan maturity dates. If we are unable to sell the properties, extend the loan maturity dates, or obtain new financing to pay the respective lenders on as favorable terms as our existing loans on the properties, we may trigger an event of default under each loan, which may result in the foreclosure on the properties, and could have a material adverse effect on our operating activities and cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
In the third quarter of 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for the Executive Center I property. In addition, we were not able to pay the lender the outstanding principal amount of $4,590,000 and the monthly interest payment due under the mortgage loan on October 1, 2009, or to make such payments within 10 days of the date such payment was due. Therefore, an event of default has occurred under the mortgage loan. We are currently in discussions with the lender to negotiate a forbearance agreement. While we have not reached a final agreement with the lender, we anticipate that the preliminary terms of the forbearance agreement would include: (i) our continued efforts to market the property for sale until December 31, 2009; (ii) if we are unable to sell the property before December 31, 2009, we will agree to provide our lender a deed-in-lieu of sale of the property; and (iii) a deferral of all monthly interest payments due under the note until the property is sold or until a deed-in-lieu transaction takes place. There can be no assurance that we will enter into a forbearance agreement with the lender on similar terms to those as outlined above or at all, or if we do enter into a forbearance agreement that we will be able to comply with the terms of such an agreement. We have classified this property as a property held for non-sale disposition as of September 30, 2009, as we believe it is probable that the property will be transferred to the lender in the fourth quarter of 2009 and it no longer qualifies for held for sale classification.

If we are unable to enter into a forbearance agreement with our lender, under the terms of the note this event of default could result in: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; (ii) the lender foreclosing on the property; or (iii) a hindrance to our ability to negotiate future loan transactions on favorable terms.
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

NNN 2003 Value Fund, LLC (Registrant)
November 16, 2009	/s/ Kent W. Peters
Date	Kent W. Peters
Chief Executive Officer (principal executive officer)

November 16, 2009	/s/ Michael J. Rispoli
Date	Michael J. Rispoli
Chief Financial Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description
3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003, (included in Exhibit 3.1 to our form 10 filed on May 2, 2005 and incorporated herein by reference).

10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).

10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005, (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005, (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007, (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference).

10.6	Temporary Extension Agreement by and among NNN VF Chase Tower, LLC et al. (Senior Borrowers) and PSP/MRC DEBT PORTFOLIO S-1, L.P., successor-in-interest to MMA Realty Capital, LLC the (Senior Lender) and also NNN VF Chase Tower, LLC et al. (Mezzanine Borrowers) and Transwestern Mezzanine Realty Partners II, LLC, (Mezzanine Lender) dated June 30, 2009, (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference).

10.7	Letter Amendment to the Temporary Extension Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, by and among NNN Chase Tower, LLC, NNN Chase Tower Member, LLC, NNN OF 8 Chase Tower, LLC, NNN Of 8 Chase Tower Member, LLC, NNN-ERG Chase Tower GP I, LLC, ERG Chase Tower Limited I, LP, NNN VF Chase Tower, LLC NNN VF Chase Tower Member, LLC, Grubb & Ellis Realty Investors, LLC, NNN Opportunity Fund VIII, LLC, NNN 2003 Value Fund, LLC and Transwestern Mezzanine Realty Partners II, LLC, dated July 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2009 and incorporated herein by reference)

10.8	Seventh Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, effective July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 21, 2009 and incorporated herein by reference)

10.9	Loan Modification Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, dated July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 23, 2009 and incorporated herein by reference)

10.10	Forbearance and Modification Agreement by and among NNN Chase Tower, LLC, NNN Chase Tower Member, LLC, NNN OF 8 Chase Tower, LLC, NNN Of 8 Chase Tower Member, LLC, NNN-ERG Chase Tower GP I, LLC, ERG Chase Tower Limited I, LP, NNN VF Chase Tower, LLC NNN VF Chase Tower Member, LLC, Grubb & Ellis Realty Investors, LLC, NNN Opportunity Fund VIII, LLC, Andrew Pastor, Jeffrey S. Newberg, Kirk A. Rudy, Christopher T. Ellis, David L. Roche, and Arnold B. Miller, NNN 2003 Value Fund, LLC and Transwestern Mezzanine Realty Partners II, LLC, dated July 17, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 23, 2009 and incorporated herein by reference)

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.