Form 10-K
period 2009-12-31
NNN 2003 VALUE FUND LLC
filed 2010-03-31
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Class A LLC Membership Interests
Class B LLC Membership Interests
Class C LLC Membership Interests
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $49,850,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
As of March 31, 2010, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2003 VALUE FUND, LLC
(a Delaware limited liability company)

PART I
Item 1. Business.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
Our Company
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. We currently intend to sell all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2009, we had a loss from continuing operations of $10,047,000 and cash used in operating activities of $811,000. In addition, we have a substantial amount of debt that is due or will become due in 2010, which may require us to liquidate a substantial portion of our assets.
We are currently in default on our mortgage loans for the following three properties: (i) Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009 and has an outstanding principal balance of $4,590,000, plus accrued interest; (ii) Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, which matured on February 15, 2010 and has an outstanding principal balance of $12,395,000, plus accrued interest; and (iii) Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which matured on March 7, 2010 and has an outstanding principal balance of $21,797,000, plus accrued interest. We are currently negotiating settlement agreements with the respective lenders of the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree to waive their right to exercise certain of their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
Mortgage loans on the Executive Center I property, the Tiffany Square property and the Four Resource Square property had outstanding principal balances totaling $38,782,000 as of December 31, 2009, which represented 64.5% of our total consolidated mortgage loan balances, and the carrying values of the properties securing these mortgage loans totaled $21,876,000 as of December 31, 2009, which represented 52.8% of the total carrying value of our consolidated properties. Additionally, the mortgage loan on our other consolidated property, Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, with an outstanding principal balance of $21,382,000, is due in October 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.

The possible transfers of our interests in or foreclosures of the Executive Center I and Tiffany Square properties, the default on our mortgage loan on the Four Resource Square property, and the near-term maturity of the mortgage loan on the Sevens Building property, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager is managed by executive officers of Grubb & Ellis Company, or Grubb & Ellis. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided for in the Management Agreement.
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
Investment Objectives and Policies
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) pay periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
As of December 31, 2009, our four consolidated properties consist of: (i) the Four Resource Square property; (ii) the Tiffany Square property; (iii) the Sevens Building property; and (iv) the Executive Center I property. The Four Resource Square, Tiffany Square and Sevens Building properties are classified as operating properties and the Executive Center I property is classified as held for non-sale disposition as of December 31, 2009.
As of December 31, 2009, our three unconsolidated properties consist of: (i) Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property; (ii) Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property; and (iii) Chase Tower, located in Austin, Texas, or the Chase Tower property. The Enterprise Technology Center and Executive Center II and III properties are classified as operating properties and the Chase Tower property is classified as held for sale in the underlying financial records of the unconsolidated entities as of December 31, 2009. The Chase Tower property was sold to an unaffiliated third party on January 25, 2010.

Operating Strategies
Our primary operating strategy is to maximize returns to our investors through strategies designed to address the current economic and market factors adversely impacting our properties and are aimed at: (i) preserving cash flow from our operations; (ii) minimizing losses from our distressed assets; (iii) enhancing the performance and value of our properties where feasible; and (iv) generating cash from the sale of the assets. Our management strategies include:
•	disposing of our under-performing or non-performing assets through the sale of such properties or returning these properties to our mortgage lenders through a deed-in-lieu of foreclosure of the property;
•	improving rental income and cash flow of our properties by aggressively marketing rentable space, renewal of existing leases and raising rents when feasible;
•	controlling operating expenses by centralization of asset and property management, leasing, marketing, accounting, renovation and data processing activities;
•	emphasizing regular maintenance and periodic renovation to meet the needs of current or prospective tenants in order to position our properties for sale at the highest possible price; and
•	refinancing properties when favorable terms are available to increase cash flow.
Disposition Strategies
We consider various factors when evaluating potential property dispositions including, without limitation, the following:
•	our liquidity and capital needs;
•	our evaluation of outstanding debt, including maturity dates, defeasance costs (if applicable), assumability, loan-to-value ratio and ability to refinance;
•	our desire to exit non-performing markets and dispose of under- or non-performing assets;
•	whether the property is strategically located;
•	tenant composition and lease rollover for the property;
•	general economic conditions and outlook, including job growth in the local market;
•	the general quality of the asset; and
•	our ability to sell the property at a price we believe would provide the best return to our unit holders in light of all facts and circumstances.
Our manager has total discretion with respect to the disposition of our ownership interests in our properties.
Financing Policies
We have financed our investments through a combination of equity and secured debt. As of December 31, 2009, our consolidated properties were subject to existing mortgage loans payable with an aggregate principal balance of $60,164,000, consisting of $25,590,000, or 42.5%, of fixed rate mortgage loans payable at a weighted-average interest rate of 7.04% per annum and $34,574,000, or 57.5%, of variable rate mortgage loans payable at a weighted-average interest rate of 7.47% per annum.
From time to time, we may utilize certain derivative financial instruments to limit interest rate risk. The derivatives we enter into are those which are used for hedging purposes rather than speculation. As of December 31, 2009, we did not hold any derivative instruments.

Tax Status
We are a pass-through entity for income tax purposes, and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations, except for insignificant amounts related to state franchise and gross margin taxes.
Distribution Policy
We have three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2009, 4,000 Class A units, 3,170 Class B units and 2,800 Class C units were outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. The declaration of distributions is determined by our manager. The amount of distributions will depend on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.
Effective November 1, 2008, we suspended monthly cash distributions to all unit holders. Instead, we will pay periodic distributions to unit holders from available funds.
On February 12, 2010, we distributed $1,000,000 of available funds to our unit holders. These funds were generated mainly from proceeds from the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, on July 19, 2009 and the sale of the Chase Tower property on January 25, 2010.
Competition
We compete with a considerable number of other real estate companies seeking to lease space and sell properties, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of properties in the relevant market. Our ability to compete also depends on, among other factors, trends in the national, regional and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
When we dispose of our properties, we are in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds from the sale.
As of December 31, 2009, we held interests in properties located in California, Colorado, Missouri, North Carolina and Texas. Our properties may face competition in these geographic regions from other sellers, including other properties owned, operated or managed by our manager or its affiliates.
Government Regulation
Many laws and government regulations are applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
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
Significant Tenants
As of December 31, 2009, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect, were as follows:

		Percentage of
	2009	2009		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent	Base Rent	Property	(Approximate)	Date
McKesson Information Solutions, Inc.	$1,168,000	14.4%	Four Resource Square	59,000	06/30/12
PRC, LLC	$839,000	10.4%	Tiffany Square	96,000	05/31/12
Westwood College of Technology	$806,000	10.0%	Executive Center I	45,000	01/31/13
The loss of the above-mentioned tenants or their inability to pay rent could have a material adverse effect on our financial position, results of operations and cash flows.
Geographic Concentration
As of December 31, 2009, we held interests in four consolidated properties, with one property each located in: (i) Missouri, which accounted for 43.9% of our annualized base rent; (ii) North Carolina, which accounted for 30.3% of our annualized base rent; (iii) Colorado, which accounted for 15.8% of our annualized base rent; and (iv) Texas, which accounted for 10.0% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Employees
We have one executive officer and no employees. Substantially all work performed for us is performed by executive officers and employees of our manager or its affiliates.

Financial Information About Segments
We are in the business of owning, managing, operating, leasing, developing, investing in and disposing of office buildings and value-add commercial office properties. We internally evaluate all of our properties as one industry segment and, accordingly, we do not report segment information.
Item 1A. Risk Factors.
If we are unable to generate the necessary cash flows to meet our financial obligations, including the payment of outstanding principal balances and accrued interest on our mortgage loans, our lenders may declare us in default of the loans and exercise their remedies under the loan agreements, including foreclosure on the properties, which could have a material adverse effect on our financial position, results of operations and cash flows and has created substantial doubt about our ability to continue as a going concern.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2009, we had a loss from continuing operations of $10,047,000 and cash used in operating activities of $811,000. In addition, we have a substantial amount of debt that is due or will become due in 2010, which may require us to liquidate a substantial portion of our assets.
We are currently in default on our mortgage loans for the following three properties: (i) the Executive Center I property which matured on October 1, 2009 and has an outstanding principal balance of $4,590,000, plus accrued interest, and is subject to an interest rate increase from 12.00% per annum to a default interest rate of 15.00% per annum plus the addition of a late charge equal to 3.0% of the amount of any payment not timely paid; (ii) the Tiffany Square property which matured on February 15, 2010 and has an outstanding principal balance of $12,395,000, plus accrued interest, and is subject to an interest rate increase from 8.00% per annum to a default interest rate of 13.00% per annum; and (iii) the Four Resource Square property which matured on March 7, 2010 and has an outstanding principal balance of $21,797,000, plus accrued interest, and is subject to an interest rate increase from 7.25% per annum to a default interest rate of 12.25% per annum. We are currently negotiating settlement agreements with the respective lenders of the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree to waive their right to exercise certain of their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties.
In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property. Mortgage loans on the Executive Center I property, the Tiffany Square property and the Four Resource Square property had outstanding principal balances totaling $38,782,000 as of December 31, 2009, which represented 64.5% of our total consolidated mortgage loan balances, and the carrying values of the properties securing these mortgage loans totaled $21,876,000 as of December 31, 2009, which represented 52.8% of the total carrying value of our consolidated properties.
The mortgage loan on our other consolidated property, the Sevens Building property, with an outstanding principal balance of $21,382,000, is due in October 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property. The possible transfers of our interests in or foreclosures of the Executive Center I and Tiffany Square properties, the default on our mortgage loan on the Four Resource Square property, and the near-term maturity of the mortgage loan on the Sevens Building property, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.

Our accompanying consolidated financial statements have been prepared assuming that we will be able to continue as a going concern. The report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph describing the existence of substantial doubt about our ability to continue as a going concern. This report, as well as the uncertainty of our ability to pay our debt service obligations, may adversely impact our ability to secure funding, attract or retain tenants, and maintain and promote our properties, which could have a material adverse affect on our financial position, results of operations and cash flows. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We will rely on the disposition of our properties to generate cash to fund our operations and pay distributions to our unit holders.
As of March 31, 2010, we are in default on the mortgage loans on the Executive Center I, Tiffany Square and Four Resource Square properties. We are currently negotiating settlement agreements with the lenders for the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree not to exercise their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties back to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
If we are able to enter into settlement agreements with the lenders for the Executive Center I and Tiffany Square properties whereby we transfer our ownership interests in the properties to the lenders or if the lenders elect to foreclose on the properties, or if we are unable to reach an agreement with the lender for the Four Resource Square property to extend the maturity date of the loan or sell the property and we transfer our ownership in the property to the lender either through a deed-in-lieu of foreclosure or foreclosure by the lender, we will not receive any proceeds in connection with the dispositions of these three properties, which will significantly limit our ability to generate cash to fund our operations and/or pay distributions to our unit holders.
Since our cash flow is not assured, we may not pay distributions in the future.
Our ability to pay distributions has been adversely affected by the risks described herein. Effective November 1, 2008, we suspended monthly cash distributions to our unit holders. Although we did distribute $1,000,000 of available funds to our unit holders on February 12, 2010, we cannot assure our unit holders that we will be able to pay distributions in the future. We also cannot assure our unit holders that the receipt of proceeds from future property dispositions will necessarily increase our cash available for distribution to our unit holders. It is likely that our total distributions to our unit holders will ultimately be significantly less than their initial investment.

Our use of borrowings to fund or partially fund our previous acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our mortgage loan documents may restrict our operating or acquisition activities.
We have relied on and continue to rely on borrowings and other external sources of financing to fund or partially fund the costs of our previous investments, capital expenditures and other items. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
In addition, if we cannot meet our required mortgage payment obligations, the property or properties subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, which would result in loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or mortgage loans may contain financial covenants, further restrictive covenants and other obligations.
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
If we are not able to sell our properties in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings.
In the event we are not able to sell our properties within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings.
Most, if not all, of our properties were purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore, our properties may not maintain their current value and may experience further decreases in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. Most, if not all, of our properties were purchased in such an environment, therefore, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value of most, if not all, of our properties are less than our purchase price for such properties and we can give no assurance that our properties will maintain their current value, or that the value will not continue to decrease even further.

Due to the risks involved in the ownership of real estate, including adverse real estate market conditions and our dependence upon our tenants to pay rent, there is no guarantee of any return on our unit holders’ investments and our unit holders may lose some or all of their remaining investment.
Our investments are subject to varying degrees of risk that generally arise from the ownership of real estate. Adverse changes at our properties beyond our control would substantially reduce our income from operations and decrease the values of our properties. These changes include, among others, the following:
•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;
•	changes in local market conditions such as an oversupply, including space available by sublease, or a reduction in demand, making it more difficult for us to lease space at attractive rental rates or at all;
•	competition from other properties, which could cause us to lose current or prospective tenants or cause us to reduce rental rates;
•	the ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property;
•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption;
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and
•	changes in interest rates and the availability of financing.
A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues. As of December 31, 2009, rent paid by the ten largest tenants at our consolidated properties represented 62.6% of our annualized rental revenues. Based upon the current estimated values, our properties have decreased in value since we purchased them due to these changes, among others, and may continue to decrease in value even further, therefore, the value of our unit holders’ investments have likewise decreased and they may lose some or all of their remaining investment.
If we do not meet certain minimum financial covenants required by loans secured by our properties, or obtain waivers from the lenders, the lenders may declare us in default and exercise remedies under the loan agreements, including foreclosures on the properties, which could have a material adverse effect on our financial position, results of operations and cash flows and has created substantial doubt about our ability to continue as a going concern.
Our existing mortgage loans payable contain restrictive financial and non-financial covenants and certain of our mortgage loans payable require us to maintain specified financial ratios. Our ability to comply with these covenants may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. Our failure to comply with those financial covenants, certain non-financial covenants or to comply with the other restrictions contained in our existing credit agreements could result in a default, which could cause such indebtedness under our existing credit agreements to become immediately due and payable. In the event that we are in default, we may not be able to access alternative funding sources, or, if available to us, we may not be able to do so on favorable terms and conditions.
As of March 31, 2010, we are in default on the mortgage loans on the Executive Center I, Tiffany Square and Four Resource Square properties. We are currently negotiating settlement agreements with the lenders for the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree not to exercise their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property. The possible transfers of our interests in or foreclosures of the Executive Center I and Tiffany Square properties and the default on our mortgage loan on the Four Resource Square property raises substantial doubt about our ability to continue as a going concern.

Upon the sale of our properties we may have to pay prepayment fees or defeasance charges on our mortgages.
Some of our mortgage loans may contain penalties in the event of the prepayment of that mortgage. The sale of our remaining assets may trigger substantial penalties unless the purchaser assumes (and/or is allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of our remaining assets, which could negatively affect the amount of cash available for distribution to our unit holders.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our unit holders.
We have financed or may refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our unit holders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
The ongoing market disruptions may adversely affect our operating results and financial condition.
The global financial markets have been undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect: (i) the value of our properties; (ii) our ability to make principal and interest payments on, or refinance, any outstanding debt when due; (iii) the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases; and/or (iv) our ability to continue as a going concern. The ongoing market disruptions could also affect our operating results and financial condition as follows:
•	Debt and Equity Markets — Our results of operations are sensitive to the volatility of the credit markets. The real estate debt markets have been experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold commercial mortgage-backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. This may result in our property operations generating lower overall economic returns and a reduced level of cash flows, which could potentially impact our ability to pay distributions to our unit holders. In addition, the ongoing dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flows from the acquisition and operations of real estate and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to dispose of our properties. The negative impact on the credit markets may also have material adverse effect on prospective buyers of our properties resulting from, but not limited to, an inability to assume the current loans on our properties and /or otherwise finance the acquisition of our properties on favorable terms, if at all, increased financing costs, stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants. The negative impact of the adverse changes in the credit markets and on the real estate sector generally may have a material adverse effect on our operations.

•	Valuations — The ongoing market volatility will likely make the valuation of our properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, which may require us to recognize further impairment charges in our statements of operations.
•	Government Intervention — The pervasive and fundamental disruptions that the global financial markets have been undergoing have led to extensive and unprecedented governmental intervention. Although the government intervention is intended to stimulate the flow of capital and to undergird the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us and our results of operations. In addition, there is a high likelihood that regulation of the financial markets will be significantly increased in the future, which could have a material impact on our operating results and financial condition.
We may be unable to secure funding for future capital improvements, which could adversely impact our ability to attract or retain tenants and subsequently fund our operations.
In order to attract and retain tenants, our properties may be required to expend funds for capital improvements. In addition, our properties may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If any of our properties have insufficient capital reserves, it would have to obtain financing from other sources. Our properties have established capital reserves in amounts that we, in our discretion, believe are necessary. However, lenders also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet a property’s cash needs, that property may have to obtain financing to fund its cash requirements. We cannot assure our unit holders that sufficient financing will be available to any of our properties or, if available, will be available to them on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements will increase interest expense, which could have a material adverse effect on our ability to fund our operations.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
If and when we sell our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our unit holders.

If we are subjected to a forced or voluntary liquidation, our unit holders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If we are subjected to a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our unit holders may experience a delay in the distribution of the proceeds of a sale until such time.
Our results of operations, our ability to pay distributions to our unit holders and our ability to dispose of our properties are subject to general economic and regulatory factors we cannot control or predict.
Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national, regional or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors have had an effect on income from our properties, our ability to dispose of properties, and yields from our properties:
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
Our previous acquisition of value-added properties increases the risk of owning real estate and could adversely affect our results of operations, our ability to pay distributions to our unit holders and our ability to dispose of properties in a timely manner.
Our previous acquisition strategy of purchasing value-added properties subjects us to even greater risks than those generally associated with investments in real estate. Value-added properties generally have some negative component, such as location in a poor economic market, significant vacancy, lower than average leasing rates or the need for capital improvements. If we are unable to take advantage of the value-added component following our acquisition of a property, we may be unable to generate adequate cash flows from that property. In addition, if we desire to sell that property, we may not be able to generate a profit or even recoup the original purchase price. As a result, our investment in value-added properties could reduce the amount of cash generated from our results of operations, our ability to profitably dispose of our properties and our ability to pay distributions to our unit holders.

Distributions paid by us have included, and may in the future include, a return of capital.
During the years ended December 31, 2008 and 2007, distributions paid by us included a return of capital, and any future distributions paid to our unit holders may include a return of capital. No distributions were paid to unit holders during the year ended December 31, 2009.
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
Our portfolio lacks geographic diversity due to its limited size and the fact that, as of December 31, 2009, we held property ownership interests in only five states: California, Colorado, Missouri, North Carolina and Texas. This geographic concentration of properties exposes us to economic downturns in these regions. A recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our manager or its affiliates. Our manager or its affiliates have interests that may vary from our interests in such states.
As of December 31, 2009, we had a 43.9% concentration of tenants in our Missouri property, based on our aggregate annual rental revenue. We are susceptible to adverse developments in Missouri (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, Missouri state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) and the national, Missouri commercial property market (such as oversupply of or reduced demand for commercial property). Any adverse economic or real estate developments in Missouri, or any decrease in demand for office space resulting from Missouri’s regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, and our ability to satisfy our debt service obligations and to pay distributions to our unit holders. We cannot assure the continued growth of the Missouri economy or the national economy or our future growth rate.
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
Grubb & Ellis’ business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow-down in Grubb & Ellis’ industry, which Grubb & Ellis anticipates will continue through 2010. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Grubb & Ellis has already experienced, and would continue to put downward pressure on Grubb & Ellis’ revenues and operating results. To the extent that any decline in Grubb & Ellis’ revenues and operating results impacts the performance of our manager, our results of operations and financial condition could also suffer.
Our properties may face competition from other properties owned, operated or managed by our manager or its affiliates.
As of December 31, 2009, our manager or its affiliates, G REIT Liquidating Trust (successor of G REIT, Inc.), T REIT Liquidating Trust (successor of T REIT, Inc.) and NNN 2002 Value Fund, LLC, or NNN 2002 Value Fund, as well as other private tenant in common, or TIC, investment programs and other real estate investment programs, currently own, operate or manage properties that may compete with our properties in California, Colorado, Missouri, North Carolina and Texas. These properties may compete with our properties, which may affect: (i) our ability to attract and retain tenants; (ii) the rents we are able to charge; and (iii) the value of our investments in our properties. Our manager’s or its affiliates’ interest in, operation of, or management of these other properties may create conflicts between our manager’s fiduciary obligations to us and its fiduciary obligations to, or pecuniary interest in, these competing properties. Our manager’s management of these properties may also limit the time and services that our manager devotes to us because it will be providing similar services to these other properties.

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
We have acquired our interests in the Enterprise Technology Center property and the Executive Center II and III property through co-ownership arrangements with one or more affiliates of our manager and/or entities that are also managed by our manager. The terms of these co-ownership arrangements may be more favorable to the other co-owners than to our unit holders. In addition, key decisions, such as sales, refinancing and new or amended leases, must be approved by the unanimous consent of the co-owners.
Our co-ownership arrangements contain risks not present in wholly owned properties.
Investing in properties through co-ownership arrangements, including investments held through TIC investment programs or through interests in limited liability companies, subjects those investments to risks not present in a wholly owned property, including, without limitation, the following:
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
Our manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust and manages NNN 2002 Value Fund, as well as other private TIC programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our manager also serve as officers and directors of such programs.

Additionally, our manager is a wholly owned indirect subsidiary of Grubb & Ellis and certain executive officers and employees of our manager own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our manager, Grubb & Ellis and their affiliated entities. These conflicts of interest could:
•	limit the time and services that our manager devotes to us, because it will be providing similar services to G REIT Liquidating Trust, T REIT Liquidating Trust, NNN 2002 Value Fund and other real estate investment programs and properties;
•	impair our ability to compete for tenants in geographic areas where other properties are advised by our manager and its affiliates; and
•	impair our ability to compete for the acquisition or disposition of properties with other real estate entities that are also advised by our manager and its affiliates and seeking to acquire or dispose of properties at or about the same time as us.
If our manager breaches its fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our unit holders.
We may dispose of assets to affiliates of our manager, which could result in us entering into transactions on less favorable terms than we would receive from a third party.
We may dispose of assets to affiliates of our manager. Affiliates of our manager may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. These conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.
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
We endeavor to maintain comprehensive insurance on the properties we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the properties that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Increases in our insurance rates could adversely affect our cash flow and our ability to fund our operations.
We cannot assure that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. Furthermore, most, if not all, of our mortgage loans contain restrictive covenants regarding the ratings of our insurance carriers, which we may not be able to comply with if our insurance carriers do not have the required ratings and we are unable to obtain new policies from properly rated insurance carriers without undue cost to us. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales prices of our properties may be affected by these rising costs and adversely affect our ability to fund our operations.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and our unit holders’ investment.
Terrorist attacks may negatively affect our operations and our unit holders’ investment. We have acquired real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money, which could have a material adverse effect on our financial condition, results of operations and our unit holders’ investment.
Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate those substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our unit holders.

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
Through 2013, the Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank and after 2013, the FDIC will only insure up to $100,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations and fund operations, which could result in a decline in the value of our unit holders’ investments.
Our properties are subject to property taxes that may increase in the future, which could adversely affect our ability to sell them to fund our operations.
Our properties are subject to property taxes that may increase as tax rates change and as they are reassessed by taxing authorities. If property taxes increase, our ability to fund our operations and sell our properties could be adversely affected.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Real Estate Investments
As of December 31, 2009, we owned four consolidated office properties, with one property each located in Colorado, Missouri, North Carolina and Texas, aggregating a gross leaseable area, or GLA, of approximately 738,000 square feet. We also owned interests in three unconsolidated office properties located in California and Texas, with an aggregate GLA of approximately 1,152,000 square feet.
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

The following table presents certain additional information about our consolidated and unconsolidated properties as of December 31, 2009:

							Annual
		Date	%	GLA	Annualized	Physical	Rent Per
	Location	Acquired	Owned	(Sq Ft)	Rent (1)	Occupancy	Sq Ft (2)
Consolidated Properties:

Executive Center I	Dallas, TX	12/30/2003	100.0%	205,000	$806,000	22.0%	$17.82
Tiffany Square	Colorado Springs, CO	11/15/2006	100.0%	184,000	1,280,000	78.0%	$8.91
Four Resource Square	Charlotte, NC	3/7/2007	100.0%	152,000	2,453,000	83.4%	$19.36
Sevens Building	St. Louis, MO	10/25/2007	100.0%	197,000	3,549,000	85.9%	$20.95

Totals / Weighted Avg.				738,000	$8,088,000	65.7%	$16.68

Unconsolidated Properties:

Executive Center II and III(3)	Dallas, TX	8/1/2003	41.1%	381,000	$4,426,000	77.7%	$14.93
Enterprise Technology Center(4)	Scotts Valley, CA	5/7/2004	8.5%	381,000	6,385,000	60.4%	$27.73
Chase Tower(5)	Austin, TX	7/3/2006	14.8%	390,000	5,169,000	93.9%	$14.14

Totals / Weighted Avg.				1,152,000	$15,980,000	77.4%	$17.48

(1)	Annualized rent is based on contractual base rent from leases in effect as of December 31, 2009.

(2)	Annual rent per square foot is the average annual rent per occupied square foot as of December 31, 2009.

(3)	An entity also managed by our manager owns 11.5% of the Executive Center II and III property, unaffiliated tenants in common own 45.9% and an entity which was affiliated at the time of acquisition owns the remaining 1.5%.

(4)	Unaffiliated tenants in common own 88.4% of the Enterprise Technology Center property. Unaffiliated entities own the remaining 3.1%; however, their interests are held in an entity that is also managed by our manager.

(5)	Entities also managed by our manager owned 74.3% of the Chase Tower property and an unaffiliated tenant in common owned the remaining 10.9%. The Chase Tower property was sold to an unaffiliated third party on January 25, 2010.
The following information applies to our consolidated properties and our investments in unconsolidated properties:
•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.

Lease Expirations
The following table presents information about the annual base rent of expiring leases at our consolidated properties as of December 31, 2009.

			% of Leased		% of Total
			Area	Annual Rent	Annual Rent
	Number of	Total Sq. Ft. of	Represented by	Under	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2010 (1)	18	94,000	19.7%	$2,035,000	25.2%
2011	14	39,000	8.2	789,000	9.8
2012	16	195,000	40.9	2,862,000	35.4
2013	12	81,000	17.0	1,083,000	13.4
2014	8	34,000	7.1	675,000	8.3
2015	5	28,000	5.9	492,000	6.1
2016	1	3,000	0.6	83,000	1.0
2017	1	3,000	0.6	69,000	0.8
Thereafter	—	—	—	—	—

Total	75	477,000	100.0%	$8,088,000	100.0%

(1)	Leases that have been extended on a month-to-month basis are included with the leases scheduled to expire during the year ended December 31, 2010.
Geographic Diversification and Concentration
The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2009.

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent
Missouri	1	197,000	26.7%	$3,549,000	43.9%
North Carolina	1	152,000	20.6	2,453,000	30.3
Colorado	1	184,000	24.9	1,280,000	15.8
Texas	1	205,000	27.8	806,000	10.0

Total	4	738,000	100.0%	$8,088,000	100.0%

Indebtedness
As of December 31, 2009, we had secured mortgage loans payable outstanding on all of our consolidated properties, representing an aggregate principal amount of $60,164,000, consisting of $25,590,000, or 42.5%, of fixed rate mortgage loans payable at a weighted-average interest rate of 7.04% per annum and $34,574,000, or 57.5%, of variable rate mortgage loans payable at a weighted-average interest rate of 7.47% per annum. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 9, Mortgage Loans Payable, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further information regarding our indebtedness.
Item 3. Legal Proceedings.
Neither we nor any of our properties are presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us or any of our properties that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. (Removed and Reserved).

PART II
Item 5. Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our units.
As of December 31, 2009, there were no outstanding options or warrants to purchase our units or securities convertible into our units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.
Unit Holders
As of March 26, 2010, there were 859 unit holders of record with 329, 253 and 277 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.
Distributions
Effective November 1, 2008, we suspended regular, monthly cash distributions to all unit holders. Instead, we will make periodic distributions to unit holders from available funds, if any.
The Operating Agreement provides that Class A unit holders receive a 10.0% priority return, Class B unit holders receive a 9.0% priority return and Class C unit holders receive an 8.0% priority return.
The distributions declared per Class A unit, Class B unit and Class C unit in each quarter since January 1, 2007 were as follows:

Quarters Ended	2009	2008	2007
March 31	$—	$88	$88
June 30	$—	$88	$147
September 30	$—	$87	$88
December 31	$—	$29	$88
Holders of Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes in the future. To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement.
Distributions payable to our unit holders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.
The declaration of distributions is determined by our manager. The amount of distributions depends on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.
On February 12, 2010, we distributed $1,000,000 of available funds to our unit holders. These funds were generated mainly from proceeds from the sale of the 901 Civic Center property on July 19, 2009 and the sale of the Chase Tower property on January 25, 2010.
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2009.

Item 6. Selected Financial Data.
The following tables set forth our selected historical consolidated financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected consolidated balance sheet data as of December 31, 2009 and 2008 and the selected consolidated operating and cash flow data for the years ended December 31, 2009, 2008 and 2007 have been derived from the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and the selected consolidated operating and cash flow data for the years ended December 31, 2006 and 2005 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K, as adjusted for reclassifications required by the Property, Plant and Equipment Topic for discontinued operations. Historical results are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$53,944,000	$72,215,000	$108,681,000	$77,056,000	$145,190,000
Mortgage loans payable, including properties held for sale and property held for non-sale disposition	$60,164,000	$68,915,000	$71,682,000	$37,186,000	$93,492,000
NNN 2003 Value Fund, LLC unit holders’ (deficit) equity	$(9,173,000)	$(279,000)	$30,865,000	$34,772,000	$40,521,000

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Rental revenues	$9,384,000	$9,322,000	$5,417,000	$930,000	$776,000
Real estate related impairments	$4,000,000	$16,700,000	$—	$—	$—
Interest expense	$5,059,000	$4,964,000	$3,427,000	$561,000	$447,000
Equity in (losses) earnings of unconsolidated real estate	$(3,154,000)	$(1,031,000)	$(1,421,000)	$(1,139,000)	$2,510,000
(Loss) income from continuing operations	$(10,047,000)	$(24,743,000)	$(6,132,000)	$(2,282,000)	$1,024,000
Income (loss) from discontinued operations	$957,000	$(4,525,000)	$6,810,000	$4,086,000	$6,219,000
Net (loss) income attributable to NNN 2003 Value Fund, LLC	$(8,894,000)	$(28,882,000)	$829,000	$381,000	$6,913,000

Other Data:
Cash flows (used in) provided by operating activities	$(811,000)	$(2,600,000)	$(4,018,000)	$(4,789,000)	$238,000
Cash flows provided by (used in) investing activities	$10,922,000	$352,000	$(17,530,000)	$15,867,000	$(64,529,000)
Cash flows (used in) provided by financing activities	$(8,846,000)	$(4,501,000)	$29,112,000	$(21,194,000)	$65,155,000
Distributions paid	$—	$(2,908,000)	$(4,090,000)	$(5,997,000)	$(3,493,000)
Number of consolidated properties at year end	4	5	5	6	6
Rentable square feet of consolidated properties	738,000	837,000	837,000	763,000	951,000
Occupancy of consolidated properties	65.7%	66.1%	64.9%	52.8%	66.8%
The financial data above includes the impact of several acquisitions and dispositions of consolidated and unconsolidated properties during the periods presented. As a result, the comparability of the financial data above is limited.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2009 and 2008, together with our results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.
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
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. We currently intend to sell all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2009, we had a loss from continuing operations of $10,047,000 and cash used in operating activities of $811,000. In addition, we have a substantial amount of debt that is due or will become due in 2010, which may require us to liquidate a substantial portion of our assets.

We are currently in default on our mortgage loans for the following three properties: (i) Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009 and has an outstanding principal balance of $4,590,000, plus accrued interest; (ii) Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, which matured on February 15, 2010 and has an outstanding principal balance of $12,395,000, plus accrued interest; and (iii) Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which matured on March 7, 2010 and has an outstanding principal balance of $21,797,000, plus accrued interest. We are currently negotiating settlement agreements with the respective lenders of the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree to waive their right to exercise certain of their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
Mortgage loans on the Executive Center I property, the Tiffany Square property and the Four Resource Square property had outstanding principal balances totaling $38,782,000 as of December 31, 2009, which represented 64.5% of our total consolidated mortgage loan balances, and the carrying values of the properties securing these mortgage loans totaled $21,876,000 as of December 31, 2009, which represented 52.8% of the total carrying value of our consolidated properties. Additionally, the mortgage loan on our other consolidated property, Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, with an outstanding principal balance of $21,382,000, is due in October 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The possible transfers of our interests in or foreclosures of the Executive Center I and Tiffany Square properties, the default on our mortgage loan on the Four Resource Square property, and the near-term maturity of the mortgage loan on the Sevens Building property, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager is managed by executive officers of Grubb & Ellis Company, or Grubb & Ellis. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.

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
Acquisitions in 2009
We did not acquire any properties during 2009.
Dispositions in 2009
901 Civic Center — Santa Ana, California
On July 17, 2009, we completed the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We recorded a gain on sale of the 901 Civic Center property of $758,000. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the 901 Civic Center property, therefore, a disposition fee was not paid to our manager. We owned a 96.9% interest in the 901 Civic Center property.
Acquisitions and Dispositions in 2008
We did not acquire or dispose of any properties during 2008. We made a capital contribution of $224,000 during 2008 to Chase Tower, located in Austin, Texas, or the Chase Tower property, to fund operations. We owned a 14.8% interest in the Chase Tower property, an unconsolidated property.
Acquisitions in 2007
Four Resource Square — Charlotte, North Carolina
On March 7, 2007, we acquired the Four Resource Square property for a contract purchase price of $23,200,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a $23,000,000 secured loan from RAIT Partnership, L.P. We paid an acquisition fee of $464,000, or 2.0% of the contract purchase price, to Realty and its affiliates.
Sevens Building — St. Louis, Missouri
On October 25, 2007, we acquired the Sevens Building property for a contract purchase price of $28,250,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with an initial advance of $21,000,000 from a $23,500,000 secured loan from General Electric Capital Corporation; $4,725,000 from an unsecured loan with NNN Realty Advisors, and $3,884,000 from available cash from operations. An acquisition fee of $847,500, or 3.0% of the contract purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to Realty and its affiliates.

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
Woodside — Beaverton, Oregon
On December 13, 2007, we sold the Woodside property, located in Beaverton, Oregon, to NNN Woodside LLC, an entity also managed by our manager, for a contract sales price of $31,700,000, excluding closing costs. Since this transaction was a related party transaction, we obtained a fairness opinion from an independent financial advisor who concluded that the consideration received for the property was fair from a financial point of view to us. Our net cash proceeds were $11,257,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. The sale resulted in a gain of approximately $6,568,000. On December 13, 2007, we repaid all outstanding principal and accrued interest, in the amount of $4,736,000, on an unsecured promissory note issued to NNN Realty Advisors, from the net cash proceeds received from the disposition of the Woodside property. In connection with the sale, Realty or its affiliate was paid a disposition fee of $317,000, or 1.0% of the contract sales price.
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
Revenue Recognition and Allowance for Doubtful Accounts
Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 840, Leases. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, if applicable, and current economic conditions.

Real Estate Related Impairments
We assess the impairment of a real estate asset when events or changes in circumstances indicate that their carrying amount may not be recoverable. Indicators we consider important which could trigger an impairment assessment include the following:
•	a significant negative industry or economic trend;
•	a significant underperformance relative to historical or projected future operating results; and
•	a significant change in the manner in which the asset is used.
In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property (determined primarily on a discounted cash flow analysis). The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. The estimation of proceeds to be generated from the future sale of the property requires us to also make estimates about capitalization rates and discount rates.
In accordance with FASB Codification Topic 360, Property, Plant, and Equipment, during the years ended December 31, 2009 and 2008 we assessed the value of our operating and held for sale properties given projected sales dates and the potential for reduced ownership holding periods for these properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $4,000,000 and $20,700,000 against the carrying values of our consolidated real estate investments during the years ended December 31, 2009 and 2008, respectively. Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $21,570,000 and $4,200,000 were recorded against their carrying values during the years ended December 31, 2009 and 2008, respectively, of which our share was approximately $3,037,000 and $500,000, respectively. No real estate related impairments were recorded for our consolidated or unconsolidated properties during the year ended December 31, 2007. Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Years Ended December 31,
	2009	2008
Line Item in Statement of Operations:
Real estate related impairments (investments in operating properties)	$1,000,000	$16,200,000
Real estate related impairments of operations held for non-sale disposition	3,000,000	500,000
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	3,115,000	500,000
Income (loss) from discontinued operations (investments in properties held for sale)	—	4,000,000

Total real estate related impairments	$7,115,000	$21,200,000

The current economic conditions have affected property values and the availability of credit. If we are unable to execute on our plans for the continued operation and/or disposition of our properties, or if economic conditions affecting property values and the availability of credit decline further, our investments in real estate may become further impaired.
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

Properties Held for Sale
In accordance with FASB Codification Topic 360, Property, Plant, and Equipment, at such time as a property is held for sale, the property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property classified as held for sale ceases to be depreciated. We classify properties as held for sale in the period in which all of the following criteria are met:
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
FASB Codification Topic 360, Property, Plant, and Equipment, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. As such, the financial results of all properties sold or classified as held for sale have been excluded from income (loss) from continuing operations and are included in a single line item entitled “Income (loss) from discontinued operations” in our consolidated statements of operations. Additionally, the related assets and liabilities for these properties are presented in the consolidated balance sheets in the line items entitled “Property held for sale, net,” “Other assets related to property held for sale,” “Mortgage loan payable secured by property held for sale,” and “Other liabilities related to property held for sale.”
Purchase Price Allocation
In accordance with FASB Codification Topic 805, Business Combinations, we received assistance from independent valuation specialists in order to allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in the accompanying consolidated financial statements and are amortized to rental income over the remaining terms of the acquired leases.

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
Scheduled Lease Expirations
As of December 31, 2009, our four consolidated properties were 65.7% leased to 66 tenants. Leases representing approximately 19.7% of the total leased area expire during 2010. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may already affect our liquidity or capital resources and/or future distribution of funds, if any, to our unit holders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over our financial reporting as of December 31, 2009 and continue to comply with such regulations.
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

We have made reclassifications for all properties sold or designated as held for sale as of December 31, 2009 from “Loss from continuing operations” to “Income (loss) from discontinued operations” for all periods presented to conform with the current year financial statement presentation. In addition, we have made reclassifications from “Income (loss) from discontinued operations” to “Loss from continuing operations” for all periods presented for properties that no longer met the held for sale classification criteria as of December 31, 2009. We have also reclassified the results of a property that, as of December 31, 2009, we had determined would be abandoned by deeding the property to the lender to “Rental revenue of operations held for non-sale disposition,” “Operating expenses of operations held for non-sale disposition,” “Real estate related impairments of operations held for non-sale disposition,” and “Interest expense of operations held for non-sale disposition” for all periods presented.
Comparison of the Years Ended December 31, 2009 and 2008

	Years Ended December 31,		Change
	2009	2008	$	%
Revenues:
Rental revenue	$8,554,000	$8,420,000	$134,000	1.6%
Rental revenue of operations held for non-sale disposition	830,000	902,000	(72,000)	(8.0)%

	9,384,000	9,322,000	62,000	0.7%

Expenses:
Rental expense	4,164,000	4,262,000	(98,000)	(2.3)%
General and administrative	678,000	757,000	(79,000)	(10.4)%
Depreciation and amortization	1,246,000	3,376,000	(2,130,000)	(63.1)%
Operating expenses of operations held for non-sale disposition	1,005,000	1,503,000	(498,000)	(33.1)%
Real estate related impairments	1,000,000	16,200,000	(15,200,000)	(93.8)%
Real estate related impairments of operations held for non-sale disposition	3,000,000	500,000	2,500,000	500.0%

	11,093,000	26,598,000	(15,505,000)	(58.3)%

Loss before other income (expense) and discontinued operations	(1,709,000)	(17,276,000)	15,567,000	(90.1)%
Other income (expense):
Interest expense	(4,198,000)	(4,386,000)	188,000	(4.3)%
Interest expense of operations held for non-sale disposition	(861,000)	(578,000)	(283,000)	49.0%
Interest and dividend income	50,000	252,000	(202,000)	(80.2)%
Loss on sales of marketable securities	—	(808,000)	808,000	—%
Investment related impairments	(126,000)	(900,000)	774,000	(86.0)%
Equity in losses of unconsolidated real estate	(3,154,000)	(1,031,000)	(2,123,000)	205.9%
Other expense	(49,000)	(16,000)	(33,000)	206.3%

Loss from continuing operations	(10,047,000)	(24,743,000)	14,696,000	(59.4)%
Income (loss) from discontinued operations	957,000	(4,525,000)	5,482,000	121.1%

Consolidated net loss	$(9,090,000)	$(29,268,000)	$20,178,000	(68.9)%

Rental Revenue
Rental revenue increased $134,000, or 1.6%, to $8,554,000 during the year ended December 31, 2009, compared to rental revenue of $8,420,000 for the year ended December 31, 2008. The increase was primarily attributable to higher rental revenue at the Four Resource Square and Sevens Building properties, which were partially offset by lower rental revenue at the Tiffany Square property.
Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition decreased $72,000, or 8.0%, to $830,000 during the year ended December 31, 2009, compared to $902,000 for the year ended December 31, 2008. The decrease was primarily attributable to lower CAM recoveries at the Executive Center I property, which is a result of lower estimated costs for 2009.

Rental Expense
Rental expense decreased $98,000, or 2.3%, to $4,164,000 during the year ended December 31, 2009, compared to rental expense of $4,262,000 for the year ended December 31, 2008. The decrease was primarily attributable to lower maintenance and security costs at the Tiffany Square property.
General and Administrative
General and administrative expense decreased $79,000, or 10.4%, to $678,000 during the year ended December 31, 2009, compared to general and administrative expense of $757,000 for the year ended December 31, 2008. The decrease was due primarily to lower tax and audit fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $2,130,000, or 63.1%, to $1,246,000 during the year ended December 31, 2009, compared to depreciation and amortization expense of $3,376,000 for the year ended December 31, 2008. The decrease was primarily the result of decreases in depreciation expense for the Tiffany Square, Sevens Building and Four Resource Square properties. Depreciation expense for the Tiffany Square and Sevens Building properties decreased because they were classified as held for sale for the majority of 2009 and were not depreciated during that period. Depreciation expense for the Four Resource Square property decreased due to the $5,900,000 impairment charge recorded in 2008 and the resulting lower depreciable basis.
The Tiffany Square and Sevens Building properties were reclassified to operating properties in the third and fourth quarters of 2009, respectively, from properties held for sale, and the impairment charges recorded during 2009 exceeded any catch-up depreciation expense that would have otherwise been required upon reclassification.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition decreased $498,000, or 33.1%, to $1,005,000 during the year ended December 31, 2009, compared to $1,503,000 for the year ended December 31, 2008. The decrease was primarily attributable to decreased maintenance, property tax and administrative costs for the Executive Center I property, as well as lower depreciation expense because the property was classified as held for sale for seven months during the year ended December 31, 2009 and was not depreciated during that period.
The Executive Center I property was reclassified as a property held for non-sale disposition in the third quarter of 2009, from properties held for sale, and the impairment charges recorded during 2009 exceeded any catch-up depreciation expense that would have otherwise been required upon reclassification.
Real Estate Related Impairments
During the year ended December 31, 2009, we reviewed our consolidated properties for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present. As a result of these impairment reviews, we recorded real estate related impairments of $600,000 related to the Sevens Building property, $300,000 related to the Tiffany Square property and $100,000 related to the Four Resource Square property, for total real estate related impairments of $1,000,000 during the year ended December 31, 2009.
During the year ended December 31, 2008, we reviewed our consolidated properties for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present. As a result of these impairment reviews, we recorded real estate related impairments of $6,200,000 related to the Sevens Building property, $5,900,000 related to the Four Resource Square property and $4,100,000 related to the Tiffany Square property, for total real estate related impairments of $16,200,000 during the year ended December 31, 2008.

Real Estate Related Impairments of Operations Held for Non-Sale Disposition
During the year ended December 31, 2009, we reviewed our property held for non-sale disposition for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present and the property had been reclassified from property held for sale to property held for non-sale disposition. As a result of these impairment reviews, we recorded real estate related impairments totaling $3,000,000 related to the Executive Center I property during the year ended December 31, 2009.
During the year ended December 31, 2008, we reviewed our property held for non-sale disposition for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present. As a result of this impairment review, we recorded a real estate related impairment of $500,000 related to the Executive Center I property during the year ended December 31, 2008.
Interest Expense
Interest expense decreased $188,000, or 4.3%, to $4,198,000 during the year ended December 31, 2009, compared to interest expense of $4,386,000 for the year ended December 31, 2008.
Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition increased $283,000, or 49.0%, to $861,000 during the year ended December 31, 2009, compared to $578,000 for the year ended December 31, 2008, primarily due to the accrual of a 3% late charge on the outstanding principal and interest balance on the Executive Center I mortgage loan, which matured on October 1, 2009 and has not been repaid. The increase was also due to the recording of interest at the default interest rate for periods subsequent to the maturity date, as well as higher loan fee amortization related to additional loan fees paid when the loan was extended in October 2008.
Interest and Dividend Income
Interest and dividend income decreased $202,000, or 80.2%, to $50,000 during the year ended December 31, 2009, compared to interest and dividend income of $252,000 for the year ended December 31, 2008, primarily due to a decrease in interest income earned on our money market accounts and our marketable securities, as all of the securities were sold during 2008.
Loss on Sales of Marketable Securities
We did not hold any investments in marketable securities during the year ended December 31, 2009. We recorded a loss on sales of marketable securities of $808,000 during the year ended December 31, 2008. The loss was due to the sale of underperforming investments in marketable equity securities in our investment account during 2008.
Investment Related Impairments
Investment related impairments were $126,000 during the year ended December 31, 2009, compared to $900,000 during the year ended December 31, 2009. During 2009, we recorded an investment related impairment of $126,000 on the Chase Tower property to adjust the investment balance to its estimated fair value as of December 31, 2009. During 2008, we recorded investment related impairments of $200,000 on Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, $300,000 on Executive Center II & III, located in Dallas, Texas, or the Executive Center II & III property, and $400,000 on the Chase Tower property to adjust the investment balances to their estimated fair values as of December 31, 2008.

Equity in Losses of Unconsolidated Real Estate
Equity in losses of unconsolidated real estate increased $2,123,000, or 205.9%, to a loss of $3,154,000 during the year ended December 31, 2009, compared to loss of $1,031,000 for the year ended December 31, 2008. The increased loss was primarily attributable to real estate related impairment charges of $21,570,000 recorded during the year ended December 31, 2009 at our unconsolidated properties, of which our share was approximately $3,115,000, compared to real estate related impairment charges of $4,200,000 recorded during the year ended December 31, 2008 at our unconsolidated properties, of which our share was approximately $500,000. The larger impairment charges recorded during the year ended December 31, 2009 were partly offset by decreases in depreciation expense at all three unconsolidated properties, which was due to the impairment charges and the resulting lower depreciable bases, as well as the fact these properties were classified as held for sale for a portion of 2009 and were not depreciated during that period. The impairment charges recorded during 2009 exceeded any catch-up depreciation expense that would have otherwise been required upon reclassification to operating properties.

Other Expense
Other expense increased $33,000, or 206.3%, to other expense of $49,000 during the year ended December 31, 2009, from other expense of $16,000 for the year ended December 31, 2008.
Income (Loss) from Discontinued Operations
The results of discontinued operations increased $5,482,000 to income of $957,000 during the year ended December 31, 2009, compared to a loss from discontinued operations of $4,525,000 for the year ended December 31, 2008. The improved results were primarily attributable to: (i) a gain of $758,000 recognized on the sale of the 901 Civic Center property during the year ended December 31, 2009; (ii) a $724,000 improvement in the operating results of the 901 Civic Center property during the year ended December 31, 2009 mainly due to its held for sale classification and the resulting decrease in depreciation and amortization expense; and (iii) the $4,000,000 impairment charge that was recorded during the year ended December 31, 2008 related to the 901 Civic Center property.
Consolidated Net Loss
As a result of the above, our consolidated net loss was $9,090,000 for the year ended December 31, 2009, compared to $29,268,000 for the year ended December 31, 2008.
Comparison of the Years Ended December 31, 2008 and 2007

	Years Ended December 31,		Change
	2008	2007	$	%
Revenues:
Rental revenue	$8,420,000	$4,623,000	$3,797,000	82.1%
Rental revenue of operations held for non-sale disposition	902,000	794,000	108,000	13.6%

	9,322,000	5,417,000	3,905,000	72.1%

Expenses:
Rental expense	4,262,000	2,177,000	2,085,000	95.8%
General and administrative	757,000	1,021,000	(264,000)	(25.9)%
Depreciation and amortization	3,376,000	2,634,000	742,000	28.2%
Operating expenses of operations held for non-sale disposition	1,503,000	1,489,000	14,000	0.9%
Real estate related impairments	16,200,000	—	16,200,000	—%
Real estate related impairments of operations held for non-sale disposition	500,000	—	500,000	—%

	26,598,000	7,321,000	19,277,000	263.3%

Loss before other income (expense) and discontinued operations	(17,276,000)	(1,904,000)	(15,372,000)	807.4%
Other income (expense):
Interest expense	(4,386,000)	(2,886,000)	(1,500,000)	52.0%
Interest expense of operations held for non-sale disposition	(578,000)	(541,000)	(37,000)	6.8%
Interest and dividend income	252,000	544,000	(292,000)	(53.7)%
(Loss) gain on sales of marketable securities	(808,000)	12,000	(820,000)	(6,833.3)%
Investment related impairments	(900,000)	—	(900,000)	—%
Equity in losses of unconsolidated real estate	(1,031,000)	(1,421,000)	390,000	(27.4)%
Other (expense) income	(16,000)	64,000	(80,000)	(125.0)%

Loss from continuing operations	(24,743,000)	(6,132,000)	(18,611,000)	303.5%
(Loss) income from discontinued operations	(4,525,000)	6,810,000	(11,335,000)	(166.4)%

Consolidated net (loss) income	$(29,268,000)	$678,000	$(29,946,000)	(4,416.8)%

Rental Revenue
Rental revenue increased $3,797,000, or 82.1%, to $8,420,000 during the year ended December 31, 2008, compared to $4,623,000 for the year ended December 31, 2007. The increase was primarily due to increased rental revenue of $3,548,000 for the Sevens Building property as the property was owned for the entire year in 2008 compared to only two months in 2007.
Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition increased $108,000, or 13.6%, to $902,000 during the year ended December 31, 2008, compared to $794,000 for the year ended December 31, 2007. Rental revenue of operations held for non-sale disposition increased due to leases from new tenants as well as lease renewals from existing tenants at the Executive Center I property in 2008.
Rental Expense
Rental expense increased $2,085,000, or 95.8%, to $4,262,000 during the year ended December 31, 2008, compared to $2,177,000 during the year ended December 31, 2007. The increase was primarily due to increased rental expense of $2,031,000 for the Sevens Building property as the property was owned for the entire year in 2008 compared to only two months in 2007.
General and Administrative
General and administrative expense consists primarily of third party legal and accounting fees related to our SEC filing requirements, as well as third party valuation fees. General and administrative expense decreased $264,000, or 25.9%, to $757,000 during the year ended December 31, 2008, compared to $1,021,000 during the year ended December 31, 2007. The decrease was primarily due to lower outside accounting fees and lower third party valuation fees incurred during 2008. No third party property valuations were obtained in 2008.
Depreciation and Amortization
Depreciation and amortization expense increased $742,000, or 28.2%, to $3,376,000 during the year ended December 31, 2008, compared to $2,634,000 during the year ended December 31, 2007. Depreciation expense increased $900,000 for the Sevens Building property as the property was owned for the entire year in 2008 compared to only two months in 2007. This increase was partly offset by a $164,000 decrease in depreciation expense for the Tiffany Square property primarily due to a $2,600,000 impairment charge recorded in the third quarter of 2008.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition increased $14,000, or 0.9%, to $1,503,000 during the year ended December 31, 2008, compared to $1,489,000 during the year ended December 31, 2007.
Real Estate Related Impairments
Real estate related impairments were $16,200,000 during the year ended December 31, 2008. During the year ended December 31, 2008, we recorded real estate related impairments of $6,200,000 on the Sevens Building property, $5,900,000 on the Four Resource Square property and $4,100,000 on the Tiffany Square property. No real estate related impairments were recorded during the year ended December 31, 2007.

Real Estate Related Impairments of Operations Held for Non-Sale Disposition
Real estate related impairments of operations held for non-sale disposition were $500,000 during the year ended December 31, 2008. During the year ended December 31, 2008, we recorded real estate related impairments of $500,000 on the Executive Center I property. No real estate related impairments of operations held for non-sale disposition were recorded during the year ended December 31, 2007.
Interest Expense
Interest expense increased $1,500,000, or 52.0%, to $4,386,000 during the year ended December 31, 2008, compared to $2,886,000 during the year ended December 31, 2007. The increase was primarily due to additional interest expense of $1,181,000 for the Sevens Building property as the property was owned for the entire year in 2008 compared to only two months in 2007. Interest expense also increased $281,000 for the Four Resource Square property as it was owned for the entire year in 2008 compared to ten months in 2007.
Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition increased $37,000, or 6.8%, to $578,000 during the year ended December 31, 2008, compared to $541,000 during the year ended December 31, 2007.
Interest and Dividend Income
Interest and dividend income decreased $292,000, or 53.7%, to $252,000 during the year ended December 31, 2008, compared to $544,000 during the year ended December 31, 2007. The decrease was due to lower interest and dividend earnings from lower average cash and investment balances during 2008, compared with 2007.
(Loss) Gain on Sales of Marketable Securities
We recorded a loss on sales of marketable securities of $808,000 during the year ended December 31, 2008, compared to a gain of $12,000 during the year ended December 31, 2007. The loss was due to the sale of underperforming investments in marketable equity securities in our investment account during 2008.
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
Equity in Losses of Unconsolidated Real Estate
Equity in losses of unconsolidated real estate decreased by $390,000, or 27.4%, to a loss of $1,031,000 during the year ended December 31, 2008, compared to $1,421,000 during the year ended December 31, 2007. The decreased loss was primarily due to improved equity in earnings of $465,000 and $487,000 at the Executive Center II and III property and the Chase Tower property, respectively, compared to 2007. These improved earnings were offset by real estate related impairments of $500,000 and a higher equity in loss of $62,000 at the Enterprise Technology Center property, compared to 2007.
Other (Expense) Income
We recorded other expense of $16,000 during the year ended December 31, 2008, compared with other income of $64,000 during the year ended December 31, 2007. The other income in 2007 was primarily related to non-recurring residual activity from our investment in the 801 K Street property, which was sold in 2005.
(Loss) Income from Discontinued Operations
We recorded a loss from discontinued operations of $4,525,000 during the year ended December 31, 2008, compared to income from discontinued operations of $6,810,000 for the year ended December 31, 2007. The loss from discontinued operations in 2008 was primarily due to a real estate related impairment charge of $4,000,000 related to the 901 Civic Center property. Discontinued operations in 2008 also includes operating losses from the 901 Civic Center property of $525,000.

Income from discontinued operations of $6,810,000 in 2007 was primarily due to the recognition of gains on sales of real estate of $9,702,000, which was comprised of: (i) $6,568,000 on the sale of the Woodside property; (ii) $2,677,000 on the sale of the Interwood property; and (iii) $457,000 on the sale of the Daniels Road land parcel. These gains were partially offset by operating losses of $1,582,000 on the Woodside property and $1,427,000 on the 901 Civic Center property.
Consolidated Net (Loss) Income
As a result of the above items, our consolidated net loss was $29,268,000 for the year ended December 31, 2008, compared to consolidated net income of $678,000 for the year ended December 31, 2007.
Liquidity and Capital Resources
Ability to Continue as a Going Concern
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2009, we had a loss from continuing operations of $10,047,000 and cash used in operating activities of $811,000. In addition, we have a substantial amount of debt that is due or will become due in 2010, which may require us to liquidate a substantial portion of our assets.
We are currently in default on our mortgage loans for the following three properties: (i) the Executive Center I property which matured on October 1, 2009 and has an outstanding principal balance of $4,590,000, plus accrued interest; (ii) the Tiffany Square property which matured on February 15, 2010 and has an outstanding principal balance of $12,395,000, plus accrued interest; and (iii) the Four Resource Square property which matured on March 7, 2010 and has an outstanding principal balance of $21,797,000, plus accrued interest. We are currently negotiating settlement agreements with the respective lenders of the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree to waive their right to exercise certain of their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
Mortgage loans on the Executive Center I property, the Tiffany Square property and the Four Resource Square property had outstanding principal balances totaling $38,782,000 as of December 31, 2009, which represented 64.5% of our total consolidated mortgage loan balances, and the carrying values of the properties securing these mortgage loans totaled $21,876,000 as of December 31, 2009, which represented 52.8% of the total carrying value of our consolidated properties. Additionally, the mortgage loan on our other consolidated property, the Sevens Building property, with an outstanding principal balance of $21,382,000, is due in October 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The possible transfers of our interests in or foreclosures of the Executive Center I and Tiffany Square properties, the default on our mortgage loan on the Four Resource Square property, and the near-term maturity of the mortgage loan on the Sevens Building property, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern and, as such, we may unable to realize our assets and relieve our liabilities in the normal course of business.

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
Sources of Capital and Liquidity
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
Debt Financing
One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of December 31, 2009 and 2008, $34,574,000, or 57.5%, and $43,325,000, or 62.9%, respectively, of our total debt required interest payments based on variable rates, and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on fixed rates ranging from 5.95% to 12.00% per annum as of December 31 2009. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 2.50% to 8.00% per annum as of December 31, 2009.
The composition of our aggregate mortgage loans payable on consolidated properties as of December 31, 2009 was as follows:

	Total Mortgage Loans Payable		Weighted-Average Interest Rate
	as of December 31,		as of December 31,
	2009	2008	2009	2008
Variable rate	$34,574,000	$43,325,000	7.47%	6.02%
Fixed rate	25,590,000	25,590,000	7.04%	7.04%

Total	$60,164,000	$68,915,000	7.28%	6.39%

Additional information regarding our mortgage loans payable as of December 31, 2009 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Executive Center I	$4,590,000	10/01/2009	12.00%	Fixed
Tiffany Square	12,395,000	02/15/2010	8.00%	Variable
Four Resource Square	21,797,000	03/07/2010	7.25%	Variable
Sevens Building(1)	21,382,000	10/31/2010	5.89%	Fixed & Variable

Total consolidated mortgage loans payable	$60,164,000

Unconsolidated Properties:
Executive Center II & III(2)	$14,380,000	01/31/2010	3.07%	Variable
Enterprise Technology Center	32,771,000	05/11/2011	6.44%	Fixed
Chase Tower(3)	67,781,000	06/30/2010	3.75%	Variable

Total unconsolidated mortgage loans payable	$114,932,000

(1)	Includes $21,000,000 with a fixed interest rate of 5.95% and $382,000 with a variable interest rate of 2.50% as of December 31, 2009.

(2)	Excludes other unsecured notes payable of $2,650,000 as of December 31, 2009, which is comprised of $1,205,000 due to TIC ownership, with a maturity date of December 28, 2009, and $1,445,000 due to our manager, with a maturity date of January 1, 2010. These notes bear interest at 8.00% per annum.

(3)	The Chase Tower property was sold to an unaffiliated third party on January 25, 2010, and the outstanding mortgage loans were repaid.
Certain of our properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan-to-value ratio, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2009, we were in compliance with such covenants on all our mortgage loans. However, as of December 31, 2009, we were in default on our mortgage loan on the Executive I property. We are currently negotiating a settlement agreement with the lender, whereby we anticipate that the lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and (ii) the lender foreclosing on the property. If we are able to enter into a settlement agreement with the lender, we anticipate transferring our ownership interest in the Executive Center I property to the lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurances that we will be able to enter into a settlement agreement with the lender within the anticipated timeframe, or at all, in which case the lender may elect to foreclose on the property.
As of March 31, 2010, we are also in default on the mortgage loans on the Tiffany Square and Four Resource Square properties. As a result of the defaults, we are currently subject to default interest penalty provisions of the respective loan agreements as follows: (i) an interest rate increase from 8.00% per annum to a default interest of 13.00% per annum on the Tiffany Square property; and (ii) an interest rate increase from 7.25% per annum to a default interest of 12.25% per annum on the Four Resource property. We are currently negotiating a settlement agreement with the lender for the Tiffany Square property, whereby we anticipate that the lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. If we are able to enter into a settlement agreement with the lender, we anticipate transferring our ownership interest in the property to the lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurances that we will be able to enter into a settlement agreement with the lender within the anticipated timeframe, or at all, in which case the lender may elect to foreclose on the property. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
Cash Flows
Comparison of the Years Ended December 31, 2009 and 2008
Net cash used in operating activities was $811,000 for year ended December 31, 2009, compared to cash used in operating activities of $2,600,000 for the year ended December 31, 2008. This decrease in cash used in operating activities was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.
Cash provided by investing activities was $10,922,000 for the year ended December 31, 2009, compared to cash provided by investing activities of $352,000 for the year ended December 31, 2008. The improvement in cash flows from investing activities between the two periods was primarily due to the sale of the 901 Civic Center property during 2009, which generated proceeds of $11,250,000.
Cash used in financing activities was $8,846,000 for the year ended December 31, 2009, compared to cash used in financing activities of $4,501,000 for the year ended December 31, 2008. The increase in cash used in financing activities between the two periods was primarily due to the repayment of the loan on the 901 Civic Center property in connection with the sale of the property, which was partially offset by suspension of distributions to the unit holders effective November 1, 2008.
As a result of the above, cash and cash equivalents increased $1,265,000 for the year ended December 31, 2009 to $2,724,000, compared to a decrease in cash and cash equivalents of $6,749,000 to $1,459,000 for the year ended December 31, 2008.
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

As a result of the above, cash and cash equivalents decreased $6,749,000 for the year ended December 31, 2008, to $1,459,000, compared to an increase in cash and cash equivalents of $7,564,000 to $8,208,000 for the year ended December 31, 2007.
Other Liquidity Needs
We have restricted cash balances of $1,351,000 as of December 31, 2009, which are primarily held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. In addition, $217,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.
We estimate that any expenditures for capital improvements, tenant improvements and lease commissions not funded through existing lender reserve account balances will be insignificant in 2010. As of December 31, 2009, we had $1,134,000 of restricted cash in loan impounds and in reserve accounts for such capital expenditures, and any remaining expenditures will be paid with net cash from operations or from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our consolidated debt balance, excluding any available extension options, as well as scheduled interest payments on our debt as of December 31, 2009.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — variable rate debt	$34,574,000	$—	$—	$—	$34,574,000
Principal payments — fixed rate debt	25,590,000	—	—	—	25,590,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2009)	425,000	—	—	—	425,000
Interest payments — fixed rate debt	1,041,000	—	—	—	1,041,000
Tenant improvement and lease commission obligations	109,000	—	—	—	109,000

	$61,739,000	$—	$—	$—	$61,739,000

Off-Balance Sheet Arrangements
As of December 31, 2009, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued an amendment to Codification Topic 810, Consolidation, which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendment to the overall consolidation guidance affect all entities currently defined as VIEs, as well as qualifying special-purpose entities that are currently excluded from the definition of VIEs. Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. The requirements of the amendment are effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are reviewing any impact this amendment may have on our consolidated financial statements.
Subsequent Events
See Note 19, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of subsequent events.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
We are exposed to interest rate changes primarily as a result of our long-term debt. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, we may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the value of our properties is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
The table below presents, as of December 31, 2009, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate mortgage loans payable	$25,590,000	$—	$—	$—	$—	$—	$25,590,000	$25,168,000
Weighted average interest rate on maturing fixed rate debt	7.04%	—%	—%	—%	—%	—%	7.04%	—
Variable rate mortgage loans payable	$34,574,000	$—	$—	$—	$—	$—	$34,574,000	$22,825,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of December 31, 2009)	7.47%	—%	—%	—%	—%	—%	7.47%	—
As of December 31, 2009, we estimate the fair value of our mortgage loans payable, including a mortgage loan payable secured by a property held for non-sale disposition, to be approximately $47,993,000. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for three of our four consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.

As of December 31, 2009, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 12.00% per annum and a weighted average effective interest rate of 7.28% per annum. As of December 31, 2009, our mortgage loans payable consisted of $25,590,000, or 42.5% of the total debt, at a weighted average fixed interest rate of 7.04% per annum and $34,574,000, or 57.5% of the total debt, at a weighted average variable interest rate of 7.47% per annum.
As of December 31, 2009, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $173,000, or approximately 6.70%.
Item 8. Financial Statements and Supplementary Data.
See the index included at Item 15. Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Changes in Registrant’s Certifying Accountant
On October 9, 2008, we dismissed Deloitte & Touche LLP, or D&T, the independent registered public accounting firm that was previously engaged to audit our financial statements. Our manager participated in and approved the dismissal of D&T. During the fiscal years ended December 31, 2006 and 2007, no report on our financial statements issued by D&T contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the fiscal years ended December 31, 2006 and 2007, and during the subsequent interim period preceding the dismissal of D&T, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.
On October 9, 2008, we engaged Ernst & Young LLP, or E&Y, to audit our financial statements for the fiscal year ending December 31, 2008 and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with the quarter ended September 30, 2008. During the fiscal years ended December 31, 2006 and 2007, and during the subsequent interim period preceding the appointment of E&Y, we did not consult with E&Y regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2009 was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and our manager’s chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purposes stated above.

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
Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our manager shall remain our manager until: (i) we are dissolved; (ii) our manager is removed “for cause” by a majority vote of our unit holders; or (iii) our manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our manager “for cause” means removal due to the:
•	gross negligence or fraud of our manager;
•	willful misconduct or willful breach of the Operating Agreement by our manager; or
•	bankruptcy, insolvency or inability of our manager to meet its obligations as they come due.
The following table and biographical descriptions set forth information with respect to our chief executive officer and our manager’s chief financial officer as of March 31, 2010. We have no directors.

Name	Age	Position	Term of Office
Kent W. Peters	48	Chief Executive Officer	Since April 2008
Michael J. Rispoli	38	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the manager of NNN 2003 Value Fund, LLC	Since October 2008
Kent W. Peters has served as our chief executive officer and our principal executive officer since April 2008. Mr. Peters has also served as the executive vice president of private real estate for our manager since September 2005 and as the executive vice president of Grubb & Ellis Equity Advisors, Property Management, Inc. since November 2009. From January 2005 to August 2005, Mr. Peters served as director of asset management for our manager, having previously served as its senior asset manager from September 2002 to December 2005, and as a consultant to our manager from February 2002 to August 2002. Mr. Peters’ experience includes serving as vice president — other real estate owned west manager for Bank of America, where he was employed in its commercial real estate group from September 1993 to October 2000. Mr. Peters received a B.A. degree in Political Science from California State University, Northridge, and is a member of the Building Owners and Managers Association, National Advisory Council, and is a member of both the Institute of Real Estate Managers and the National Association of Industrial and Office Properties.
Michael J. Rispoli has served as the chief financial officer of our manager since October 2008. In connection with his capacity as chief financial officer of our manager, Mr. Rispoli has served as our principal financial officer since October 2008. Mr. Rispoli has also served as Grubb & Ellis Company’s senior vice president, strategic planning and investor relations since he joined Grubb & Ellis Company in May 2007 and as chief financial officer of Grubb & Ellis Equity Advisors, LLC since June 2009. From 2004 to 2007, Mr. Rispoli was executive director and corporate controller of Conexant Systems, Inc., a publicly traded semiconductor company with $1 billion in annual revenue. Prior to such time, Mr. Rispoli spent three years as corporate controller of GlobespanVirata, Inc., which merged with Conexant Systems, Inc. in February 2004. Mr. Rispoli began his career as manager of audit and business assurance services at PricewaterhouseCoopers LLP in 1993. A certified public accountant, Mr. Rispoli received a B.S. degree in Accounting from Seton Hall University.
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
Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2009 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.
Code of Ethics
We do not have our own code of ethics. Grubb & Ellis has a Code of Business Conduct and Ethics that is applicable to our chief executive officer and employees of our manager who provide services to us, a copy of which is available at www.grubb-ellis.com and upon request and without charge by writing to NNN 2003 Value Fund, LLC at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.
Item 11. Executive Compensation.
Executive and Director Compensation
We do not have nor do we intend to hire any employees, executive officers or directors to whom we will pay compensation. Our chief executive officer and principal financial officer are employees of our manager and/or its affiliates and are compensated by such entities for their services to us. Our day-to-day management is performed by our manager and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Operating Agreement. We do not currently intend to pay any compensation directly to our chief executive officer or our principal financial officer. As a result, we do not have a compensation policy or program and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.
Principal Unit Holders
The following table shows, as of March 31, 2010, the number and percentage of units owned by:
•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;
•	our manager;
•	our chief executive officer;
•	our principal financial officer; and
•	all of our directors and executive officers as a group.

	Beneficially	Percentage of
	Owned	Outstanding
Name of Beneficial Owners (1)	No. of Units	Units
Our manager	None	0.0%
Kent W. Peters	None	0.0%
Michael J. Rispoli	None	0.0%
All of our directors and executive officers as a group (2 persons) (2)	None	0.0%

(1)	The address of each beneficial owner listed is c/o 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	We have no directors.
We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2009.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2009, 2008 and 2007, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2009, 2008 and 2007, we incurred property management fees to Realty of $538,000, $547,000 and $403,000, respectively.

Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee of up to 3.0% of the gross sales price of a property. For the years ended December 31, 2009 and 2008, we did not incur any real estate acquisition fees to Realty or its affiliate. For the year ended December 31, 2007, we incurred real estate acquisition fees to Realty or its affiliate of $1,312,000.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the years ended December 31, 2009 and 2008, we did not incur any real estate disposition fees to Realty or its affiliate. For the year ended December 31, 2007, we incurred real estate disposition fees to Realty or its affiliate of $482,000. Realty waived the disposition fee it was entitled to receive in connection with the sale of the 901 Civic Center property on July 19, 2009.
Lease Commissions
We pay Realty a lease commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2009, 2008 and 2007, we incurred lease commissions to Realty of $157,000, $303,000 and $856,000.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the years ended December 31, 2009, 2008 and 2007, we incurred accounting fees to our manager of $59,000, $72,000 and $50,000, respectively.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair projects in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2009, 2008 and 2007, we incurred construction management fees to Realty of $4,000, $76,000 and $13,000, respectively.
Loan Fees
We pay Realty or its affiliate a loan fee equal to 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2009 and 2008, we did not incur any loan fees to Realty or its affiliate. For the year ended December 31, 2007, we incurred loan fees to Realty or its affiliate of $118,000.
Related Party Accounts Payable
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of December 31, 2009 and 2008, the amount payable by us was $118,000 and $227,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”

Related Party Notes Receivable
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provides for interest at 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. As of December 31, 2009 and 2008, the amount due on this unsecured note, including accrued interest, was $769,000 and $722,000, respectively. We have recorded an allowance against the carrying value of this unsecured note in the amount of $348,000 during the year ended December 31, 2009, as required under FASB Codification Topic 323, Investments — Equity Method and Joint Ventures, as our share of losses incurred by the Executive Center II and III property have exceeded the amount of our equity investment. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011.
As of December 31, 2009 and 2008, the amount due to us related to the unsecured note described above and for management fees from an affiliated entity was $475,000 and $764,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts and loans receivable due from related parties, net.”
Item 14. Principal Accounting Fees and Services.
Ernst & Young LLP, or E&Y, has served as our independent auditor since October 9, 2008 and has audited our consolidated financial statements for the years ended December 31, 2009 and 2008. The following table lists the fees for services rendered by E&Y in 2009 and 2008:

Services	2009	2008
Audit fees (1)	$321,000	$206,000
Audit-related fees	—	—

Total	$321,000	$206,000

(1)	Audit fees billed in 2009 consisted of the audit of our 2009 annual consolidated financial statements and a review of our quarterly consolidated financial statements for the first, second and third quarters of 2009. Audit fees billed in 2008 consisted of the audit of our 2008 annual consolidated financial statements and a review of our quarterly consolidated financial statements for the third quarter of 2008.
Deloitte & Touche LLP, or D&T, served as our independent auditor from January 12, 2005 to October 9, 2008. The following table lists the fees for services rendered by D&T in 2009 and 2008:

Services	2009	2008
Audit fees (1)	$20,000	$342,000
Audit-related fees (2)	—	8,000

Total	$20,000	$350,000

(1)	Audit fees billed in 2009 were related to the reissuance of D&T’s audit opinion for 2007 and 2006. Audit fees billed in 2008 were related primarily to completion of the 2007 audit, transition services between D&T and E&Y and a review of our quarterly consolidated financial statements for the first and second quarters of 2008.

(2)	Audit-related fees billed in 2008 consisted of financial accounting and reporting consultations.
Our manager pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2009 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	85

Real Estate and Accumulated Depreciation (Schedule III)	86
All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See Item 15(a) (3) above.
(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	85

Real Estate and Accumulated Depreciation (Schedule III)	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Manager and Unit Holders of
NNN 2003 Value Fund, LLC
We have audited the accompanying consolidated balance sheets of NNN 2003 Value Fund, LLC (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, (deficit) equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, on January 1, 2009 the Company adopted Statement of Financial Accounting Standards No. 160, later codified in ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” All years and periods presented have been reclassified to conform to the adopted accounting standard.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 9 to the financial statements, the Company has incurred recurring losses, continued deficit cash flows from operating activities and will not have sufficient cash flow to repay mortgage loans that are past due or will become due in 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Irvine, California
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Manager and Unit Holders of
NNN 2003 Value Fund, LLC
Santa Ana, California
We have audited the accompanying consolidated statement of operations and comprehensive (loss) income, (deficit) equity and cash flows of NNN 2003 Value Fund, LLC and subsidiaries (the “Company”) for the year ended December 31, 2007. Our audit also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, such 2007 consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 16 to the consolidated financial statements, the accompanying 2007 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 31, 2008
March 31, 2009 as to Note 16
March 31, 2010 as to adoption of the noncontrolling interest provisions of FASB Codification Topic 810, Consolidation, as described in Note 2, and reclassifications of amounts related to discontinued operations as described in Note 16

NNN 2003 VALUE FUND, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Real estate investments:
Operating properties, net	$38,958,000	$38,925,000
Property held for non-sale disposition, net	2,582,000	5,259,000
Property held for sale, net	—	9,430,000
Investments in unconsolidated real estate	1,101,000	4,034,000

	42,641,000	57,648,000

Cash and cash equivalents	2,724,000	1,459,000
Accounts receivable, net	354,000	369,000
Accounts and loans receivable due from related parties, net	475,000	764,000
Restricted cash	1,351,000	1,788,000
Identified intangible assets, net	3,803,000	4,671,000
Other assets related to property held for non-sale disposition	509,000	1,126,000
Other assets related to property held for sale	—	813,000
Other assets, net	2,087,000	3,577,000

Total assets	$53,944,000	$72,215,000

LIABILITIES AND (DEFICIT) EQUITY
Mortgage loans payable	$55,574,000	$55,382,000
Mortgage loan payable secured by property held for non-sale disposition	4,590,000	4,590,000
Mortgage loan payable secured by property held for sale	—	8,943,000
Accounts payable and accrued liabilities	1,842,000	2,098,000
Accounts and loans payable due to related parties	118,000	227,000
Acquired lease liabilities, net	73,000	129,000
Other liabilities related to property held for non-sale disposition	127,000	133,000
Other liabilities related to property held for sale	—	37,000
Security deposits, prepaid rent and other liabilities	695,000	661,000

Total liabilities	63,019,000	72,200,000

Commitments and contingencies (Note 15)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(9,173,000)	(279,000)
Noncontrolling interest equity	98,000	294,000

Total (deficit) equity	(9,075,000)	15,000

Total liabilities and (deficit) equity	$53,944,000	$72,215,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2009	2008	2007
Revenues:
Rental revenue	$8,554,000	$8,420,000	$4,623,000
Rental revenue of operations held for non-sale disposition	830,000	902,000	794,000

Total revenues	9,384,000	9,322,000	5,417,000

Expenses:
Rental expense	4,164,000	4,262,000	2,177,000
General and administrative	678,000	757,000	1,021,000
Depreciation and amortization	1,246,000	3,376,000	2,634,000
Operating expenses of operations held for non-sale disposition	1,005,000	1,503,000	1,489,000
Real estate related impairments	1,000,000	16,200,000	—
Real estate related impairments of operations held for non-sale disposition	3,000,000	500,000	—

Total expenses	11,093,000	26,598,000	7,321,000

Loss before other income (expense) and discontinued operations	(1,709,000)	(17,276,000)	(1,904,000)
Other income (expense):
Interest expense	(4,198,000)	(4,386,000)	(2,886,000)
Interest expense of operations held for non-sale disposition	(861,000)	(578,000)	(541,000)
Interest and dividend income	50,000	252,000	544,000
(Loss) gain on sales of marketable securities	—	(808,000)	12,000
Investment related impairments	(126,000)	(900,000)	—
Equity in losses of unconsolidated real estate	(3,154,000)	(1,031,000)	(1,421,000)
Other (expense) income	(49,000)	(16,000)	64,000

Loss from continuing operations	(10,047,000)	(24,743,000)	(6,132,000)
Income (loss) from discontinued operations	957,000	(4,525,000)	6,810,000

Consolidated net (loss) income	(9,090,000)	(29,268,000)	678,000
Net loss attributable to noncontrolling interests	(196,000)	(386,000)	(151,000)

Net (loss) income attributable to NNN 2003 Value Fund, LLC	$(8,894,000)	$(28,882,000)	$829,000

Comprehensive (loss) income:
Consolidated net (loss) income	$(9,090,000)	$(29,268,000)	$678,000
Recognition of previously unrealized loss on marketable equity securities	—	646,000	—
Unrealized (loss) gain on marketable equity securities arising during the period	—	—	(646,000)

Comprehensive (loss) income	(9,090,000)	(28,622,000)	32,000
Comprehensive (income) loss attributable to noncontrolling interests	196,000	386,000	151,000

Comprehensive (loss) income attributable to NNN 2003 Value Fund, LLC	$(8,894,000)	$(28,236,000)	$183,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

			NNN 2003
	Number of	Total Equity	Value Fund, LLC	Noncontrolling
	Units	(Deficit)	Equity (Deficit)	Interests
Equity Balance — January 1, 2007	9,970	$35,658,000	$34,772,000	$886,000
Distributions	—	(4,143,000)	(4,090,000)	(53,000)
Net income (loss)	—	678,000	829,000	(151,000)
Unrealized loss on marketable equity securities	—	(646,000)	(646,000)	—

Equity Balance — December 31, 2007	9,970	31,547,000	30,865,000	682,000
Distributions	—	(2,910,000)	(2,908,000)	(2,000)
Net loss	—	(29,268,000)	(28,882,000)	(386,000)
Recognition of previously unrealized loss on marketable equity securities	—	646,000	646,000	—

Equity (Deficit) Balance — December 31, 2008	9,970	15,000	(279,000)	294,000
Net loss	—	(9,090,000)	(8,894,000)	(196,000)

(Deficit) Equity Balance — December 31, 2009	9,970	$(9,075,000)	$(9,173,000)	$98,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(9,090,000)	$(29,268,000)	$678,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Real estate related impairments on consolidated properties	4,000,000	20,700,000	—
Investment related impairments	126,000	900,000	—
Gain on sales of real estate	(758,000)	—	(9,702,000)
Loss (gain) on sales of marketable equity securities	—	808,000	(12,000)
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	2,090,000	4,828,000	3,770,000
Equity in losses of unconsolidated real estate	3,154,000	1,031,000	1,421,000
Allowance for doubtful accounts	15,000	(228,000)	228,000
Change in operating assets and liabilities:
Accounts receivable, including accounts and loans receivable due from related parties	(59,000)	123,000	97,000
Other assets	(584,000)	(168,000)	645,000
Restricted cash	528,000	63,000	—
Accounts payable and accrued liabilities	(201,000)	(1,212,000)	(880,000)
Security deposits and prepaid rent	(32,000)	(177,000)	(263,000)

Net cash used in operating activities	(811,000)	(2,600,000)	(4,018,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of real estate properties	—	—	(53,473,000)
Acquisition of investments in unconsolidated real estate	—	(224,000)	—
Capital expenditures	(329,000)	(1,045,000)	(1,554,000)
Proceeds from sales of real estate	11,250,000	—	39,570,000
Distributions received from investments in unconsolidated real estate	1,000	—	137,000
Purchases of marketable equity securities	—	—	(6,698,000)
Proceeds from sales of marketable equity securities	—	893,000	5,010,000
Proceeds from collection of principal payments of note receivable	—	—	2,420,000
Restricted cash	—	728,000	(2,942,000)

Net cash provided by (used in) investing activities	10,922,000	352,000	(17,530,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgages payable	192,000	1,119,000	57,749,000
Principal repayments on mortgages payable and other debt	(8,943,000)	(3,886,000)	(22,254,000)
Restricted cash	(91,000)	1,406,000	—
Repayments on other debts	—	—	(999,000)
Principal repayments on related parties borrowings	—	(199,000)	(5,975,000)
Borrowings from related parties, net	—	199,000	5,975,000
Payment of deferred financing costs	(4,000)	(230,000)	(1,241,000)
Distributions to noncontrolling interests	—	(2,000)	(53,000)
Distributions to unit holders	—	(2,908,000)	(4,090,000)

Net cash (used in) provided by financing activities	(8,846,000)	(4,501,000)	29,112,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,265,000	(6,749,000)	7,564,000
CASH AND CASH EQUIVALENTS — beginning of year	1,459,000	8,208,000	644,000

CASH AND CASH EQUIVALENTS — end of year	$2,724,000	$1,459,000	$8,208,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,701,000	$5,130,000	$5,451,000
Cash paid for income taxes	$24,000	$72,000	$19,000
NONCASH INVESTING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$217,000	$712,000	$694,000
The following represents the changes in certain assets and liabilities in connection with our acquisitions and dispositions of operating properties:
Accounts receivable	$—	$—	$—
Security deposits and prepaid rent	$—	$—	$274,000
Other assets	$—	$—	$1,060,000
Accrued liabilities	$—	$—	$11,000
The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2009, we held interests in seven commercial office properties, including four consolidated properties and three unconsolidated properties. We currently intend to sell all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2009, we had a loss from continuing operations of $10,047,000 and cash used in operating activities of $811,000. In addition, we have a substantial amount of debt that is due or will become due in 2010, which may require us to liquidate a substantial portion of our assets.
We are currently in default on our mortgage loans for the following three properties: (i) Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009 and has an outstanding principal balance of $4,590,000, plus accrued interest; (ii) Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, which matured on February 15, 2010 and has an outstanding principal balance of $12,395,000, plus accrued interest; and (iii) Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which matured on March 7, 2010 and has an outstanding principal balance of $21,797,000, plus accrued interest. We are currently negotiating settlement agreements with the respective lenders of the Executive Center I and Tiffany Square properties, whereby we anticipate that the lenders will agree to waive their right to exercise certain of their remedies under the loan agreements and to accept deeds-in-lieu of foreclosure of the properties. If we are able to enter into settlement agreements with the lenders, we anticipate transferring our ownership interests in these two properties to the respective lenders in the second quarter of 2010 in exchange for complete cancellation of the loan agreements and releases of all of our liabilities, obligations and other indebtedness arising from the loan agreements. However, we can give no assurances that we will be able to enter into settlement agreements with the lenders within the anticipated timeframes, or at all, in which case the lenders may elect to foreclose on the properties. In addition, we are currently in communication with the lender for the Four Resource Square property and are discussing several possible options in connection with the property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
Mortgage loans on the Executive Center I property, the Tiffany Square property and the Four Resource Square property had outstanding principal balances totaling $38,782,000 as of December 31, 2009, which represented 64.5% of our total consolidated mortgage loan balances, and the carrying values of the properties securing these mortgage loans totaled $21,876,000 as of December 31, 2009, which represented 52.8% of the total carrying value of our consolidated properties. Additionally, the mortgage loan on our other consolidated property, Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, with an outstanding principal balance of $21,382,000, is due in October 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The possible transfers of our interests in or foreclosures of the Executive Center I and Tiffany Square properties, the default on our mortgage loan on the Four Resource Square property, and the near-term maturity of the mortgage loan on the Sevens Building property, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have only one executive officer and no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager is managed by executive officers of Grubb & Ellis Company, or Grubb & Ellis. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIEs, that we have concluded should be consolidated, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income (loss).
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
We have evaluated subsequent events through the date of issuance of these financial statements.
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2009 and 2008 and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years ended December 31, 2009, 2008 and 2007. Actual results could differ, perhaps in material adverse ways, from those estimates.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.
Restricted Cash
Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements, as well as an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guarantee to the buyer.
Allowance for Doubtful Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for doubtful current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guaranties and current economic conditions and other relevant factors. We have established an allowance for doubtful accounts of $15,000 as of December 31, 2009 to reduce receivables to our estimate of the amount recoverable. No allowance for doubtful accounts was recorded as of December 31, 2008, as we believed that amounts due were fully collectible.
Marketable Securities
Marketable securities are carried at fair value and consist primarily of investments in marketable equity securities. We classify our marketable equity securities portfolio as available-for-sale. If we believe that a decline in the value of an equity security is temporary, we record the decline in other comprehensive (loss) income in unit holders’ (deficit) equity. If a decline is believed to be other than temporary, the equity security is written down to the fair value and an other-than-temporary impairment is recorded in our statement of operations. Our evaluation of other-than-temporary impairment includes, but is not limited to the following: the amount of the unrealized loss; the length of time in which the unrealized loss has existed; the financial condition of the issuer; rating agency changes on the issuer; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and all other available evidence to evaluate the realizable value of our investments. If facts and circumstances change in subsequent periods, we may ultimately record a realized loss after having initially concluded that the decline in value was temporary.
As of December 31, 2009 and 2008, we held no investments in marketable equity securities. During the year ended December 31, 2008, we sold all of our remaining investments in marketable equity securities and recorded a total loss on sale of $808,000. During the year ended December 31, 2007, we recorded a gain on sale of marketable equity securities of $12,000.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property (determined primarily on a discounted cash flow analysis). The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. The estimation of proceeds to be generated from the future sale of the property requires us to also make estimates about capitalization rates and discount rates.
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the years ended December 31, 2009, 2008 and 2007 we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $4,000,000 and $20,700,000 against the carrying values of our consolidated real estate investments during the years ended December 31, 2009 and 2008, respectively. Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $21,570,000 and $4,200,000 were recorded against their carrying values during the years ended December 31, 2009 and 2008, respectively, of which our share was approximately $3,115,000 and $500,000, respectively. No real estate related impairments were recorded for our consolidated or unconsolidated properties during the year ended December 31, 2007. Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Years Ended December 31,
	2009	2008
Line Item in Statement of Operations:
Real estate related impairments (investments in operating properties)	$1,000,000	$16,200,000
Real estate related impairments of operations held for non-sale disposition	3,000,000	500,000
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	3,115,000	500,000
Income (loss) from discontinued operations (investments in properties sold or held for sale)	—	4,000,000

	$7,115,000	$21,200,000

The current economic conditions have affected property values and the availability of credit. If we are unable to execute on our plans for the continued operation and/or disposition of our properties, or if economic conditions affecting property values and the availability of credit decline further, our investments in real estate may become further impaired.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2009, our operating properties consisted of the Four Resource Square, Tiffany Square, and Sevens Building properties. In 2008, we initiated plans to sell the Tiffany Square and Sevens Building properties and, as such, they were classified as properties held for sale in accordance with FASB Codification Topic 360, Property, Plant and Equipment. However, in the third and fourth quarters of 2009, the Tiffany Square property and the Sevens Building property, respectively, were reclassified to operating properties as they no longer qualified for held-for-sale classification. During the period these properties were classified as held for sale, no depreciation expense was recorded related to the properties. Upon reclassification to operating properties, FASB Codification Topic 360, Property, Plant and Equipment, requires that a property be recorded at the lower of its fair value or its carrying value before the property was classified as held for sale, adjusted for any depreciation and amortization expense that would have been recognized had the asset been continuously classified as an operating property. Upon reclassification of the Tiffany Square property, we determined that the fair value of the property was lower than its adjusted carrying value and, as such, recorded an impairment charge against the carrying value of the property, as discussed in Note 3, Real Estate Investments — Operating Properties. Upon reclassification of the Sevens Building property, we determined that the impairment charges recorded while the property was classified as held for sale exceeded any catch-up depreciation expenses that would have otherwise been required upon reclassification and the property was appropriately recorded at its fair value. The operating results of the Tiffany Square and Sevens Building properties have been reclassified to continuing operations on the accompanying consolidated statements of operations for all periods presented.
Property Held for Non-Sale Disposition
During the year ended December 31, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for one of our consolidated properties, the Executive Center I property, which matured on October 1, 2009. We have classified this property as a property held for non-sale disposition as of December 31, 2009, as we believe it is probable that the property will be transferred to the lender in the first half of 2010 and it does not qualify as a property held for sale.
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
FASB Codification Topic 360, Property, Plant and Equipment, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. During the year ended December 31, 2009, we sold the 901 Civic Center property and, during the year ended December 31, 2007, we sold the Interwood property, the Daniels Road land parcel and the Woodside property. Additionally, in the fourth quarter of 2008, we designated the Tiffany Square and Sevens Building properties as held for sale, and in the first quarter of 2009, we designated the Executive Center I property as held for sale. In the third quarter of 2009, we reassessed the held for sale properties and reclassified the Tiffany Square property as an operating property and the Executive Center I property as a property held for non-sale disposition, as these two properties no longer met the held for sale classification criteria because it was no longer probable that sales of the properties would be completed within 12 months. In the fourth quarter of 2009, we also reclassified the Sevens Building property as an operating property as it no longer met the held for sale classification criteria because it was no longer probable that a sale of the property would be completed within 12 months.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the properties sold have been excluded from our results from continuing operations for all periods presented. The financial results for these properties are presented in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 in a single line item entitled “Income (loss) from discontinued operations.” The related assets and liabilities for these properties are presented in our consolidated balance sheets as of December 31, 2009 and 2008 in the line items entitled “Properties held for sale, net,” “Other assets related to properties held for sale,” “Mortgage loans payable secured by properties held for sale,” and “Other liabilities related to properties held for sale, net.”
Purchase Price Allocation
In accordance with FASB Codification Topic 805, Business Combinations, we allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liabilities in the accompanying consolidated financial statements and are amortized to rental income over the remaining terms of the acquired leases.
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
Other Assets
Other assets consist primarily of deferred rent receivables, leasing commissions, deferred financing costs, prepaid expenses and deposits. Costs incurred for property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements
FASB Codification Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value instruments. It establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally developed valuation models. If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.
On January 1, 2008, we adopted the provisions of FASB Codification Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities measured at fair value on a recurring basis and, on January 1, 2009, we adopted the provisions of FASB Codification Topic 820, Fair Value Measurements and Disclosures, for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption did not have a material impact on our results of operations or financial position.
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
The following table presents nonfinancial assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	December 31, 2009	Level 1	Level 2	Level 3	Losses
Operating properties	$38,958,000	$—	$—	$38,958,000	$(1,000,000)
Property held for non-sale disposition	$2,582,000	$—	$—	$2,582,000	$(3,000,000)
Investments in unconsolidated real estate	$1,101,000	$—	$—	$1,101,000	$(126,000)
The following table presents financial and nonfinancial assets and liabilities that were measured at fair value on either a recurring or nonrecurring basis during the year ended December 31, 2008:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	December 31, 2008	Level 1	Level 2	Level 3	Losses
Operating properties	$38,925,000	$—	$—	$38,925,000	$(16,200,000)
Property held for non-sale disposition	$5,259,000	$—	$—	$5,259,000	$(500,000)
Property held for sale	$9,430,000	$—	$—	$9,430,000	$(4,000,000)
Investments in unconsolidated real estate	$4,034,000	$—	$—	$4,034,000	$(900,000)

Liabilities
Interest rate swap	$(112,000)	$—	$(112,000)	$—	$—

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
In accordance with FASB Codification Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of December 31, 2009, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of December 31, 2009, we held interests in four consolidated properties with one property each located in: (i) Missouri, which accounted for 43.9% of our aggregate annual rent; (ii) North Carolina, which accounted for 30.3% of our aggregate annual rent; (iii) Colorado, which accounted for 15.8% of our aggregate annual rent; and (iv) Texas, which accounted for 10.0% of our aggregate annual rent. Rental revenue is based on contractual base rent from leases in effect as of December 31, 2009 for all of our consolidated properties, including those classified as operating properties, properties held for non-sale disposition and properties held for sale (reported as part of discontinued operations).
As of December 31, 2009, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect, were as follows:

		Percentage of
	2009	2009		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent	Base Rent	Property	(Approximate)	Date
McKesson Information Solutions, Inc.	$1,168,000	14.4%	Four Resource Square	59,000	06/30/12
PRC, LLC	$839,000	10.4%	Tiffany Square	96,000	05/31/12
Westwood College of Technology	$806,000	10.0%	Executive Center I	45,000	01/31/13
As of December 31, 2008, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect, were as follows:

		Percentage of
	2008	2008		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent	Base Rent	Property	(Approximate)	Date
GSA-FBI	$1,234,000	12.1%	901 Civic Center	49,000	05/03/12
McKesson Information Solutions, Inc.	$1,134,000	11.1%	Four Resource Square	59,000	06/30/12
As of December 31, 2007, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect, were as follows:

		Percentage of
	2007	2007		Square	Lease
	Annualized	Annualized		Footage	Expiration
Tenant	Base Rent	Base Rent	Property	(Approximate)	Date
McKesson Information Solutions, Inc.	$1,101,000	11.5%	Four Resource Square	59,000	06/30/12
GSA-FBI	$1,067,000	11.2%	901 Civic Center	49,000	03/14/08

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Financial instruments on our consolidated balance sheets consist of cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to and from related parties is not determinable due to their related party nature. We estimate the fair value of our mortgage loans payable, including mortgage loans payable secured by a property held for non-sale disposition and properties held for sale, as of December 31, 2009 and 2008, to be approximately $47,993,000 and $71,441,000, respectively, compared to their carrying values of $60,164,000 and $68,915,000 respectively. The fair value of the mortgage loans payable are estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
Comprehensive Income
We report comprehensive income (loss) in accordance with FASB Codification Topic 220, Comprehensive Income. This statement defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from unit holders’ transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Our only comprehensive income (loss) items were net income (loss) and the unrealized change in fair value of marketable securities.
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the years ended December 31, 2009, 2008 and 2007.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Noncontrolling Interests
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly owned by us. As a result of adopting the noncontrolling interest provisions of FASB Codification Topic 810, Consolidation, on January 1, 2009, we have adjusted our December 31, 2008 consolidated balance sheet, as well as our consolidated statements of operations for the years ended December 31, 2008 and 2007, as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted
Minority interests	$294,000	$(294,000)	$—

Noncontrolling interests equity	$—	$294,000	$294,000

Total (deficit) equity	$(279,000)	$294,000	$15,000

	As Previously
Year Ended December 31, 2008	Reported	Adjustment	As Adjusted
Minority interest in losses (including amounts reported in income (loss) from discontinued operations)	$(386,000)	$386,000	$—

Net loss / consolidated net loss	$(28,882,000)	$(386,000)	$(29,268,000)

Loss attributable to noncontrolling interests	$—	$(386,000)	$(386,000)

	As Previously
Year Ended December 31, 2007	Reported	Adjustment	As Adjusted
Minority interest in losses (including amounts reported in income (loss) from discontinued operations)	$(151,000)	$151,000	$—

Net income / consolidated net income	$829,000	$(151,000)	$678,000

Loss attributable to noncontrolling interests	$—	$(151,000)	$(151,000)

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued an amendment to Codification Topic 810, Consolidation, which amends the consolidation guidance applicable to variable interest entities, or VIEs. The amendment to the overall consolidation guidance affect all entities currently defined as VIEs, as well as qualifying special-purpose entities that are currently excluded from the definition of VIEs. Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. The requirements of the amendment are effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We are reviewing any impact this amendment may have on our consolidated financial statements.
3. Real Estate Investments — Operating Properties
Our investments in operating properties consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Buildings and tenant improvements	$36,361,000	$36,078,000
Land	6,111,000	5,958,000

	42,472,000	42,036,000
Less: accumulated depreciation	(3,514,000)	(3,111,000)

	$38,958,000	$38,925,000

Depreciation expense was $762,000, $1,802,000 and $1,179,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Real estate related impairment charges of $807,000 and $13,888,000 were recorded against land, buildings and capital improvements on our operating properties during the years ended December 31, 2009 and 2008, respectively. In addition, real estate related impairment charges of $193,000 and $2,312,000 were recorded against identified intangible and other assets on our operating properties during the years ended December 31, 2009 and 2008, respectively. There were no real estate related impairment charges recorded against our operating properties during the year ended December 31, 2007.

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
Acquisitions in 2009
We did not acquire any consolidated properties during 2009.
Dispositions in 2009
901 Civic Center — Santa Ana, California
On July 17, 2009, we completed the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. We paid sales commissions of $282,000, or 2.5%, of the sales price, to two unaffiliated brokers. We recorded a gain on sale of the 901 Civic Center property of $758,000. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the 901 Civic Center property, therefore, a disposition fee was not paid to our manager. We owned a 96.9% interest in the 901 Civic Center property.
Acquisitions and Dispositions in 2008
We did not acquire or dispose of any consolidated properties during 2008.
Acquisitions in 2007
Four Resource Square — Charlotte, North Carolina
On March 7, 2007, we acquired the Four Resource Square property for a contract purchase price of $23,200,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with a $23,000,000 secured loan from RAIT Partnership, L.P. We paid an acquisition fee of $464,000, or 2.0% of the contract purchase price, to Realty and its affiliates.
Sevens Building — St. Louis, Missouri
On October 25, 2007, we acquired the Sevens Building property for a contract purchase price of $28,250,000, excluding closing costs. We acquired the property from an unaffiliated third party. We financed the purchase price of the property with an initial advance of $21,000,000 from a $23,500,000 secured loan from General Electric Capital Corporation; $4,725,000 from an unsecured loan with NNN Realty Advisors, Inc., an affiliate of our manager, or NNN Realty Advisors, and $3,884,000 from available cash from operations. An acquisition fee of $847,500, or 3.0% of the contract purchase price, and a loan fee of $118,000, or 0.5% of the principal amount of the secured loan, was paid to Realty and its affiliates.
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
Woodside — Beaverton, Oregon
On December 13, 2007, we sold the Woodside property, located in Beaverton, Oregon, to NNN Woodside LLC, an entity also managed by our manager, for a contract sales price of $31,700,000, excluding closing costs. Our net cash proceeds were $11,257,000 after payment of the related mortgage loan, closing costs and other transaction expenses, and the return of lender required reserves. The sale resulted in a gain of approximately $6,568,000. On December 13, 2007, we repaid all outstanding principal and accrued interest, in the amount of $4,736,000, on an unsecured promissory note issued to NNN Realty Advisors, from the net cash proceeds received from the disposition of the Woodside property. In connection with the sale, Realty or its affiliate was paid a disposition fee of $317,000, or 1.0% of the contract sales price.
4. Real Estate Investments — Property Held for Non-Sale Disposition
Our investment in a property held for non-sale disposition consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Buildings and tenant improvements	$2,713,000	$4,358,000
Land	1,011,000	1,986,000

	3,724,000	6,344,000
Less: accumulated depreciation	(1,142,000)	(1,085,000)

	$2,582,000	$5,259,000

Depreciation expense for the property held for non-sale disposition was $57,000, $228,000 and $228,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Real estate related impairment charges of $2,654,000 and $446,000 were recorded against land, buildings and capital improvements on our property held for non-sale disposition during the years ended December 31, 2009 and 2008, respectively. In addition, real estate related impairment charges of $346,000 and $54,000 were recorded against identified intangible and other assets on our property held for non-sale disposition during the years ended December 31, 2009 and 2008, respectively. There were no real estate related impairment charges recorded against our property held for non-sale disposition during the year ended December 31, 2007.
5. Real Estate Investments — Property Held for Sale
Our investment in a property held for sale consisted of the following as of December 31, 2008:

December 31,
2008
Buildings and tenant improvements	$8,797,000
Land	1,461,000

10,258,000
Less: accumulated depreciation	(828,000)

$9,430,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Real estate related impairment charges of $3,760,000 were recorded against land, buildings and capital improvements on our property held for sale during the year ended December 31, 2008. In addition, real estate related impairment charges of $240,000 were recorded against identified intangible and other assets on our property held for sale during the year ended December 31, 2008. There were no real estate related impairment charges recorded against our property held for sale during the years ended December 31, 2009 and 2007.
Our property held for sale as of December 31, 2008, the 901 Civic Center property, was sold on July 17, 2009.
6. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of December 31, 2009 and 2008:

		Ownership	December 31,
Property	Location	Percentage	2009	2008
Chase Tower	Austin, TX	14.8%	$727,000	$861,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	374,000	1,312,000
Executive Center II and III	Dallas, TX	41.1%	—	1,861,000

			$1,101,000	$4,034,000

Acquisitions and Dispositions
There were no acquisitions or dispositions of investments in unconsolidated real estate during the years ended December 31, 2009, 2008 and 2007. We did, however, make a capital contribution of $224,000 during 2008 to Chase Tower, located in Austin, Texas, or the Chase Tower property, to fund its operations.
As discussed in Note 19, Subsequent Events — Chase Tower Sale, the Chase Tower property was sold on January 25, 2010.
Summarized Financial Information
Summarized condensed combined financial information about our unconsolidated real estate as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is as follows:

	December 31,
	2009	2008

Assets (primarily real estate)	$140,954,000	$162,436,000

Mortgage loans and other debt payable	$117,582,000	$118,719,000
Other liabilities	15,987,000	16,102,000
Equity	7,385,000	27,615,000

Total liabilities and equity	$140,954,000	$162,436,000

Our share of equity	$1,101,000	$4,034,000

	Years Ended December 31,
	2009	2008	2007

Revenues	$11,026,000	$13,074,000	$15,000,000
Rental and other expenses	27,149,000	19,182,000	17,544,000

Loss from continuing operations	(16,123,000)	(6,108,000)	(2,544,000)
Loss from discontinued operations	(3,429,000)	(2,180,000)	(5,269,000)

Net loss	$(19,552,000)	$(8,288,000)	$(7,813,000)

Our equity in losses of unconsolidated real estate	$(2,806,000)	$(1,031,000)	$(1,421,000)

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total real estate related impairment charges of $21,570,000 and $4,200,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the years ended December 31, 2009 and 2008, respectively. Our share of these real estate related impairment charges was approximately $3,115,000 and $500,000 during the years ended December 31, 2009 and 2008, respectively, and is included in the consolidated statements of operations in the line item entitled “Equity in losses of unconsolidated real estate.” As discussed in Note 14 — Related Party Transactions, we recorded a $348,000 allowance against the carrying value of our note receivable from the Executive Center II and III property, which is also included in the line item entitled “Equity in losses of unconsolidated real estate.”
We also impaired our investments in unconsolidated real estate by $126,000 and $900,000 during the years ended December 31, 2009 and 2008, respectively. These charges are included in our consolidated statements of operations in the line item entitled “Investment related impairments.” There were no real estate related impairment charges or investment related impairment charges recorded for our unconsolidated properties during the year ended December 31, 2007.
Mortgage Loans
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of December 31, 2009 and 2008:

	Ownership	December 31,
Property	Percentage	2009	2008
Chase Tower	14.8%	$67,781,000	$68,031,000
Enterprise Technology Center	8.5%	32,771,000	33,544,000
Executive Center II and III	41.1%	17,030,000	17,144,000

Total		$117,582,000	$118,719,000

Chase Tower
On July 17, 2009, in connection with the mortgage loan on the Chase Tower property, we, through NNN VF Chase Tower REO, LP, along with the other senior borrowers entered into a loan modification agreement with PSP/MRC Debt Portfolio S-1, LP, successor-in-interest to MMA Realty Capital, LLC, the senior lender. Pursuant to the loan modification agreement, the senior loan’s maturity date was extended to June 30, 2010; the Chase Tower property paid a $285,153 extension fee; the Chase Tower property agreed to pay the senior lender an exit fee equal to 1.0% of the then outstanding principal balance of the senior loan as of June 30, 2010; and the Chase Tower property agreed to pay to senior lender monthly installments in the amount of 50.0% of excess cash flow, if any, attributable to the immediately preceding month, which the senior lender shall apply to the outstanding balance of the loan upon receipt. As of December 31, 2009, the outstanding principal balance on the senior loan was $57,031,000.
Also on July 17, 2009, we, through NNN VF Chase Tower, LLC and NNN VF Chase Tower Member, LLC, our indirect subsidiaries, along with the other mezzanine borrowers entered into a forbearance and loan modification agreement with Transwestern Mezzanine Realty Partners II, LLC, or the mezzanine lender. Pursuant to the forbearance loan modification agreement, the mezzanine loan’s maturity date was extended to June 30, 2010; the Chase Tower property paid $250,000 as a partial principal prepayment; and the Chase Tower property agreed to pay to the mezzanine lender monthly installments in the amount of 50.0% (or 100% of excess cash flow in the event the senior loan is paid in full) of excess cash flow, if any, attributable to the immediately preceding month, which the mezzanine lender shall apply to the outstanding balance of the loan upon receipt. Additionally, the Chase Tower property was to pay an exit fee of 3% if the loan would have been repaid between January 1, 2010 and March 31, 2010 or 5% if the loan would have been repaid on or after April 1, 2010. As of December 31, 2009, the outstanding principal balance on the mezzanine loan was $10,750,000.
As discussed in Note 19, Subsequent Events — Chase Tower Sale, the Chase Tower property was sold on January 25, 2010, at which time the senior and mezzanine loans were fully repaid.
Executive Center II and III
On December 28, 2008, extension options on the senior and mezzanine mortgage loans for the Executive Center II and III property were exercised, extending the maturity dates to December 28, 2009. The mortgage loans originally matured on December 28, 2008 and the extensions did not change any material terms of the mortgage loans. On December 28, 2009, the loans were amended to extend the maturity dates to January 31, 2010. As of December 31, 2009, the outstanding principal balances on these loans totaled $14,380,000.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As discussed in Note 19, Subsequent Events – Executive Center II and III Loan Amendments, the senior and mezzanine loans for the Executive Center II and III property were further amended on February 5, 2010 to extend the maturity date to January 15, 2011.
Loan Covenants
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage, performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2009, all of our unconsolidated properties were in compliance with such financial covenants, as amended, or obtained waivers for any instances of non-compliance.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II and III property has outstanding unsecured notes due to our manager as of December 31, 2009 and 2008, per the table below. These notes bear interest at 8.00% per annum and originally became due on January 1, 2009. Per the terms of the notes, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity dates of the unsecured notes were automatically extended to January 1, 2010.
As discussed in Note 19, Subsequent Events – Executive Center II and III Loan Amendments, these notes were amended on February 23, 2010 to extend their maturity dates to January 15, 2011.

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
7.  Identified Intangible Assets
Identified intangible assets consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
In-place leases and tenant relationships, net of accumulated amortization of $2,244,000 and $2,370,000 as of December 31, 2009 and 2008, respectively (with weighted-average lives of 20 months and 76 months for in-place leases and tenant relationships, respectively, as of December 31, 2009 and weighted-average lives of 39 months and 87 months for in-place leases and tenant relationships, respectively, as of December 31, 2008)	$3,803,000	$4,671,000

Amortization expense recorded on the identified intangible assets was $321,000, $1,379,000 and $934,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated amortization expense of the identified intangible assets as of December 31, 2009 for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amount
2010	$1,295,000
2011	740,000
2012	558,000
2013	391,000
2014	336,000
Thereafter	483,000

$3,803,000

8.  Other Assets
Other assets consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred rent receivable	$703,000	$1,016,000
Lease commissions, net of accumulated amortization of $441,000 and $343,000 as of December 31, 2009 and 2008, respectively	729,000	1,051,000
Lease inducements, net of accumulated amortization of $413,000 and $94,000 as of December 31, 2009 and 2008, respectively	429,000	1,030,000
Deferred financing costs, net of accumulated amortization of $741,000 and $748,000 as of December 31, 2009 and 2008, respectively	165,000	480,000
Prepaid expenses, deposits and other	61,000	—

	$2,087,000	$3,577,000

9.  Mortgage Loans Payable
We have fixed and variable rate mortgage loans payable secured by our consolidated properties, including mortgage loans on a property held for non-sale disposition and a property held for sale, of $60,164,000 and $68,915,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the effective interest rates on mortgage loans payable ranged from 2.50% to 12.00% per annum and 2.69% to 12.00% per annum, respectively, and the weighted-average effective interest rates were 7.28% and 6.39% per annum, respectively. As of December 31, 2009, the loans mature at various dates through October 2010 and require monthly interest-only payments.
The composition of our consolidated mortgage loans payable as of December 31, 2009 and 2008 was as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Variable rate	$34,574,000	$43,325,000	7.47%	6.02%
Fixed rate	25,590,000	25,590,000	7.04%	7.04%

	$60,164,000	$68,915,000	7.28%	6.39%

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2009, we were in compliance with all such covenants, as amended, on all mortgage loans secured by our consolidated properties.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The maturity dates and outstanding principal balances of our consolidated mortgage loans payable as of December 31, 2009 is as follows:

	Property	Maturity	Outstanding Principal
Property	Classification	Date	December 31, 2009	December 31, 2008
Executive Center I	Held for Non-Sale Disposition	10/1/2009	$4,590,000	$4,590,000
Tiffany Square	Operating	2/15/2010	12,395,000	12,395,000
Four Resource Square	Operating	3/7/2010	21,797,000	21,797,000
Sevens Building	Operating	10/31/2010	21,382,000	21,190,000
901 Civic Center	Held for Sale	N/A	—	8,943,000

			$60,164,000	$68,915,000

Executive Center I Loan Extension and Default
On September 23, 2008, we exercised a third extension option on our mortgage loan for the Executive Center I property, which extended the maturity date to October 1, 2009. In the third quarter of 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for the Executive Center I property, and the loan was not repaid on October 1, 2009.
We are currently negotiating a settlement agreement with the lender, whereby we anticipate that the lender will agree not to exercise its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and (ii) the lender foreclosing on the property. If we are able to enter into a settlement agreement with the lender, we anticipate transferring our ownership interest in the Executive Center I property back to the lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurances that we will be able to enter into a settlement agreement with the lender within the anticipated timeframe, or at all, in which case the lender may elect to foreclose on the property.
Tiffany Square Loan Extension and Default
On February 15, 2009, we exercised an extension option on our mortgage loan for the Tiffany Square property, extending the maturity date to February 15, 2010. The principal balance of the Tiffany Square property mortgage loan was $12,395,000 as of December 31, 2009 and requires monthly interest only payments through maturity.
As discussed in Note 19, Subsequent Events – Tiffany Square Loan Default, on February 15, 2010, our mortgage loan on the Tiffany Square property, with an outstanding principal balance of $12,395,000, plus accrued interest, matured and is now past due and in default. We are currently negotiating a settlement agreement with the lender, whereby we anticipate that the lender will agree not to exercise its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with the interest rate increasing from 8.00% per annum to a default interest rate of 13.00% per annum; and/or (ii) the lender foreclosing on the property. If we are able to enter into a settlement agreement with the lender, we anticipate transferring our ownership interest in the Tiffany Square property back to the lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurances that we will be able to enter into a settlement agreement with the lender within the anticipated timeframe, or at all, in which case the lender may elect to foreclose on the property.
Four Resource Square Loan Default
On March 7, 2007, we entered into a secured loan in connection with our purchase of the Four Resource Square property in the amount of $23,000,000, with a maturity date of March 7, 2010. The principal balance of the Four Resource Square mortgage loan was $21,797,000 as of December 31, 2009.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As discussed in Note 19, Subsequent Events – Four Resource Square Loan Default, on March 7, 2010, our mortgage loan on the Four Resource Square property, with an outstanding principal balance of $21,797,000, plus accrued interest, matured and is now past due and in default. We are currently in communication with the lender and are discussing several possible options in connection with the Four Resource Square property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with the interest rate increasing from 7.25% per annum to a default interest rate of 12.25% per annum; and/or (ii) the lender foreclosing on the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.
901 Civic Center Loan Repayment
On July 17, 2009, we completed the sale of the 901 Civic Center property to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the $8,943,000 mortgage loan, closing costs and other transaction expenses. We recorded a gain on sale of the 901 Civic Center property of $758,000 during the year ended December 31, 2009, which is included in the line item entitled “Income (loss) from discontinued operations” on the accompanying consolidated statements of operations. We owned a 96.9% interest in the 901 Civic Center property.
10.  Derivative Financial Instruments
Derivatives are recognized as either assets or liabilities in our consolidated balance sheet and are measured at fair value in accordance with FASB Codification Topic 815, Derivatives and Hedging. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting and, accordingly, changes in fair value are included as a component of interest expense in our consolidated statements of operations and comprehensive income (loss) in the period of change. We utilize derivative instruments to mitigate interest rate fluctuations on specific transactions and cash flows. We do not utilize derivative instruments for speculative or trading purposes.
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
In connection with the variable interest rate mortgage loans on our 901 Civic Center property, which was sold on July 17, 2009, we entered into an interest rate swap agreement in order to limit the impact of interest rate changes on our results of operations and cash flows. The terms of the swap included: (i) a notional amount of $9,837,000; (ii) a trade date and effective date of June 18, 2008; (iii) a termination date of May 12, 2009; and (iv) a fixed rate payer payment date of the first of each month, commencing on July 1, 2008 and ending on the termination date.
We paid $112,000 to reduce the swap liability during the year ended December 31, 2009. We recorded $79,000 as an addition and $5,000 as a reduction to interest expense related to the change in the swap fair value for the years ended December 31, 2008 and 2007, respectively. The fair value of the derivative was $(112,000) as of December 31, 2008, which is included in the line item entitled “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheet as of December 31, 2008. This interest rate swap agreement expired on May 12, 2009, and we did not renew it.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.  Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant in common, or TIC, ownership interests that are not wholly-owned by us as of December 31, 2009 and 2008:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still exists as of December 31, 2009.
12.  2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2009 and 2008, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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
Effective November 1, 2008, we suspended monthly cash distributions to the Class A, Class B and Class C unit holders and, as such, no distributions were declared or paid during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, distributions of $292 and $411 per unit were declared, respectively, resulting in aggregate distributions paid of approximately $2,908,000 and $4,090,000, respectively. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
As discussed in Note 19, Subsequent Events – Distribution to Unit Holders, we distributed $1,000,000 of available funds to our unit holders on February 12, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.  Future Minimum Rental Revenue
We have operating leases with tenants that expire at various dates through 2017 and, in some cases, are subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2009, are summarized as follows:

Year Ending	Amount
2010	$7,791,000
2011	6,267,000
2012	4,250,000
2013	1,734,000
2014	977,000
Thereafter	675,000

$21,694,000

A certain amount of our rental revenue is derived from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2009, 2008 and 2007, the amount of contingent rent earned by us was not significant.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2009, 2008 and 2007, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2009, 2008 and 2007, we incurred property management fees to Realty of $538,000, $547,000 and $403,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee of up to 3.0% of the gross sales price of a property. For the years ended December 31, 2009 and 2008, we did not incur any real estate acquisition fees to Realty or its affiliate. For the year ended December 31, 2007, we incurred real estate acquisition fees to Realty or its affiliate of $1,312,000.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the years ended December 31, 2009 and 2008, we did not incur any real estate disposition fees to Realty or its affiliate. For the year ended December 31, 2007, we incurred real estate disposition fees to Realty or its affiliate of $482,000. Realty waived the disposition fee it was entitled to receive in connection with the sale of the 901 Civic Center property on July 19, 2009.
Lease Commissions
We pay Realty a lease commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2009, 2008 and 2007, we incurred lease commissions to Realty of $157,000, $303,000 and $856,000.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the years ended December 31, 2009, 2008 and 2007, we incurred accounting fees to our manager of $59,000, $72,000 and $50,000, respectively.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair projects in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2009, 2008 and 2007, we incurred construction management fees to Realty of $4,000, $76,000 and $13,000, respectively.
Loan Fees
We pay Realty or its affiliate a loan fee equal to 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2009 and 2008, we did not incur any loan fees to Realty or its affiliate. For the year ended December 31, 2007, we incurred loan fees to Realty or its affiliate of $118,000.
Related Party Accounts Payable
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of December 31, 2009 and 2008, the amount payable by us was $118,000 and $227,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”
Related Party Notes Receivable
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provides for interest at 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. As of December 31, 2009 and 2008, the amount due on this unsecured note, including accrued interest, was $769,000 and $722,000, respectively. We have recorded an allowance against the carrying value of this unsecured note in the amount of $348,000 during the year ended December 31, 2009, as required under FASB Codification Topic 323, Investments – Equity Method and Joint Ventures, as our share of losses incurred by the Executive Center II and III property have exceeded the amount of our equity investment. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011.
As of December 31, 2009 and 2008, the amount due to us related to the unsecured note described above and for management fees from an affiliated entity was $475,000 and $764,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts and loans receivable due from related parties, net.”

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Related Party Financing
On January 4, 2007, we entered into a 365-day unsecured loan with our manager, as evidenced by a promissory note, in the principal amount of $250,000. The unsecured loan had a fixed rate interest of 6.86% per annum and required monthly interest-only payments beginning on February 1, 2007. On January 17, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note, in the principal amount of $200,000. The unsecured loan had a fixed rate interest of 8.86% per annum and required monthly interest-only payments beginning on February 1, 2007. On January 30, 2007, we entered into a 365-day unsecured loan with NNN Realty Advisors, as evidenced by a promissory note in the principal amount of $800,000. The unsecured loan had a fixed rate interest of 9.00% per annum and required monthly interest-only payments beginning on February 1, 2007. These loans were obtained to be used for general operations. Since we obtained these loans from our manager, and NNN Realty Advisors, these unsecured loans are deemed related party loans. On February 16, 2007, we repaid the entire balance of these unsecured loans along with all accrued interest.
On October 24, 2007, in anticipation of our acquisition of The Sevens Building, we entered into an unsecured loan with NNN Realty Advisors, as evidenced by an unsecured promissory note in the principal amount of $4,725,000. The unsecured promissory note had a maturity date of January 22, 2008, bore interest at a fixed rate of 6.72% per annum and required monthly interest-only payments beginning November 1, 2007. The unsecured promissory note also provided for a default interest rate of 8.72% per annum. On December 13, 2007, we repaid the entire balance of this unsecured loan along with all accrued interest.
On August 29, 2008, we entered into a 365-day unsecured loan in the amount of $111,000 with NNN Realty Advisors. The unsecured note provided for interest at 6.96% per annum, and all principal and accrued interest was paid in full on December 10, 2008.
On November 18, 2008, we entered into a 365-day unsecured loan in the amount of $88,000 from NNN Realty Advisors. The unsecured note provided for interest at 8.67% per annum, and all principal and accrued interest was paid in full on December 10, 2008.
15.  Commitments and Contingencies
Litigation
Neither we nor any of our properties are presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us or any of our properties that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our financial condition, results of operations or cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
16.  Discontinued Operations
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the years ended December 31, 2009, 2008 and 2007, discontinued operations included the net income (loss) of the following properties:

Property	Date Acquired	Date Designated Held for Sale	Date Sold
901 Civic Center	April 24, 2006	September 26, 2008	July 17, 2009
Woodside	September 30, 2005	October 19, 2007	December 13, 2007
Daniels Road	October 14, 2005	December 12, 2006	March 30, 2007
Interwood	January 26, 2005	December 22, 2006	March 14, 2007

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Rental revenue	$1,043,000	$1,901,000	$3,487,000
Rental expenses (including general, administrative, depreciation and amortization)	613,000	1,580,000	3,861,000
Real estate related impairments	—	4,000,000	—

Income (loss) before other income (expense)	430,000	(3,679,000)	(374,000)
Interest expense	(231,000)	(846,000)	(2,619,000)
Other income	—	—	101,000
Gain on disposal of discontinued operations	758,000	—	9,702,000

Income (loss) from discontinued operations	957,000	(4,525,000)	6,810,000
Income (loss) from discontinued operations attributable to noncontrolling interests	57,000	(140,000)	(44,000)

Income (loss) from discontinued operations attributable to NNN 2003 Value Fund, LLC	$900,000	$(4,385,000)	$6,854,000

17.  Business Combinations
During the years ended December 31, 2009 and 2008, we did not acquire any properties. During the year ended December 31, 2007, we completed the acquisition of two consolidated office properties. The aggregate purchase price including closing costs of the properties was $52,698,000, of which $44,000,000 was financed with mortgage debt. Our results of operations include the combined results of the Four Resource Square property from March 7, 2007 (date of acquisition) through December 31, 2007 and the Sevens Building property from October 25, 2007 (date of acquisition) through December 31, 2007.
In accordance with FASB Codification Topic 805, Business Combinations, we allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships. On the acquisition of the Four Resource Square property and the Sevens Building property, we also recorded lease intangible liabilities related to the acquired below market leases. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Four Resource Square	Sevens Building	Total
Land	$1,668,000	$5,119,000	$6,787,000
Buildings and improvements	19,357,000	20,487,000	39,844,000
Above market leases	—	30,000	30,000
In-place leases	1,034,000	1,700,000	2,734,000
Tenant relationships	1,592,000	1,941,000	3,533,000

Net assets acquired	$23,651,000	$29,277,000	$52,928,000

Below market leases	(145,000)	(85,000)	(230,000)

Net liabilities assumed	$(145,000)	$(85,000)	$(230,000)

Assuming the two acquisitions of consolidated properties during 2007 had occurred on January 1, 2007, pro forma rental revenues and pro forma consolidated net loss for the year ended December 31, 2007 would have been approximately $9,496,000 and $759,000, respectively. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the period, nor are they necessarily indicative of future operating results.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.  Selected Quarterly Financial Data (unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements. Previously reported amounts have been reclassified to reflect current discontinued operations in accordance with FASB Codification Topic 360, Property, Plant and Equipment.

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Rental revenues	$2,638,000	$2,204,000	$2,283,000	$2,259,000
Rental expenses (including general, administrative, depreciation and amortization)	1,829,000	1,675,000	1,635,000	1,954,000
Real estate related impairments	—	700,000	2,800,000	500,000
Income (loss) before other income (expense) and discontinued operations	809,000	(171,000)	(2,152,000)	(195,000)
Equity in losses of unconsolidated real estate	(395,000)	(194,000)	(1,525,000)	(1,040,000)
Loss from continuing operations	(867,000)	(1,613,000)	(5,078,000)	(2,489,000)
Consolidated net loss	(807,000)	(895,000)	(4,951,000)	(2,437,000)
Net loss attributable to NNN 2003 Value Fund, LLC	(809,000)	(949,000)	(5,009,000)	(2,127,000)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Rental revenues	$2,375,000	$2,030,000	$2,480,000	$2,437,000
Rental expenses (including general, administrative, depreciation and amortization)	1,909,000	2,472,000	2,615,000	2,902,000
Real estate related impairments	13,500,000	3,200,000	—	—
Loss before other income (expense) and discontinued operations	(13,034,000)	(3,642,000)	(135,000)	(465,000)
Equity in (losses) earnings of unconsolidated real estate	(254,000)	(146,000)	(643,000)	12,000
Loss from continuing operations	(15,415,000)	(5,018,000)	(2,099,000)	(2,211,000)
Consolidated net loss	(19,453,000)	(4,808,000)	(2,448,000)	(2,559,000)
Net loss attributable to NNN 2003 Value Fund, LLC	(19,107,000)	(4,801,000)	(2,424,000)	(2,550,000)
19.  Subsequent Events
Chase Tower Sale
On January 25, 2010, we, along with NNN Chase Tower REO, LP, an entity managed by our manager, NNN OF8 Chase Tower REO, LP, an entity also managed by our manager, and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP) sold the Chase Tower property to 221 West Sixth Street, LLC, an unaffiliated third party, for an aggregate sales price of $73,850,000. We, through NNN VF Chase Tower Member, LLC, our wholly owned subsidiary, and NNN VF Chase Tower, LLC and NNN VF Chase Tower REO, LP, our indirect subsidiaries, owned a 14.789% interest in the Chase Tower property. Our portion of the net cash proceeds were $526,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Chase Tower property, therefore, a disposition fee was not paid to our manager.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Executive Center II and III Loan Amendments
Senior and Mezzanine Loans
On February 5, 2010, we, through NNN Executive Center II and III 2003, LP, our indirect subsidiary, along with NNN Executive Center, LLC, an entity also managed by or our manager, and sixteen unaffiliated third party entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, which are collectively the borrower, our manager and NNN Realty Advisors executed: (i) a Second Amendment to Loan Documents, or the Loan Amendment, with our manager, NNN Realty Advisors and Bank of America, N.A., or the lender, effective as of January 31, 2010; (ii) an Amended and Restated Promissory Note, or the Amended Promissory Note, payable to the lender, dated as of January 31, 2010; and (iii) a Third Modification to the Senior Deed of Trust, Security Agreement and Fixture Filing, or the Third Deed Modification, for the benefit of the lender, effective as of January 31, 2010.
The material terms of the Loan Amendment include: (i) an extension of the maturity date of the loan from January 31, 2010 to January 15, 2011; (ii) an initial principal paydown to the lender of $800,0000; (iii) a new loan amount evidenced in the Amended Promissory Note of $14,380,873.20 as a result of increasing the outstanding balance of the Senior Note of $12,790,387 by the outstanding balance of the Mezzanine Note of $1,590,486, thereby replacing the Mezzanine Note and automatically terminating the Mezzanine Note and its related loan documents; (iv) the required maintenance of a minimum debt service coverage of 1.00, however, the lender covenants and agrees to forbear from exercising its rights and remedies for the borrower’s failure to achieve the minimum debt service coverage from January 31, 2010 through June 30, 2010 and also agrees to waive any failure by the borrower, during the period from June 30, 2009 through June 30, 2010, to maintain the minimum debt service coverage required by the Senior Note; and (v) amendments and reaffirmations of the securities guaranty and NNN Realty Advisors guaranty.
The material terms of the Amended Promissory Note include: (i) a principal amount of $14,380,873.20 payable to the lender with a maturity date of January 15, 2011; (ii) an initial principal paydown of $800,000, which amount would be applied to the aggregate indebtedness; (iii) a fluctuating rate of interest per annum equal to the British Bankers Association, or BBA, LIBOR Daily Floating rate, as defined in the Amended Promissory Note, plus 450 basis points; (iv) a past due rate equal to the BBA LIBOR Daily Floating Rate plus 750 basis points if an amount payable by the borrower is not paid when due; (v) monthly interest payments and monthly principal payments of $50,000; (vi) quarterly payment of all Net Operating Income, as defined therein, available after payment of interest and principal; and (vii) payment of all unpaid principal and accrued interest on the maturity date. The Amended Promissory Note is secured by deeds of trusts, as amended, including the Third Deed Modification, an assignment of leases and rents; a securities guaranty from our manager, a lockbox agreement, an environmental indemnity and payment guaranties from Anthony W. Thompson and NNN Realty Advisors.
The material terms of the Third Deed Modification include: (i) an increase in the principal amount of the loan from $13,000,000 to $14,380,873.20, pursuant to the Amended Promissory Note; (ii) an extension of the loan maturity date from January 31, 2010 to January 15, 2011; and (iii) NNN Realty Advisors as a guarantor, as defined therein.
Unsecured Notes due to Manager
The Executive Center II and III property has outstanding unsecured notes due to our manager as of December 31, 2009 totaling $1,445,000. These unsecured notes had original maturity dates of January 1, 2009. Pursuant to the terms of the unsecured notes, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity dates of the unsecured notes were automatically extended to January 1, 2010. On February 23, 2010, the maturity dates were further extended to January 15, 2011.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Distribution to Unit Holders
On February 12, 2010, we distributed $1,000,000 of available funds to our unit holders. These funds were generated mainly from proceeds from the sale of the 901 Civic Center property on July 19, 2009 and the sale of the Chase Tower property on January 25, 2010.
Tiffany Square Loan Default
On February 15, 2010, our mortgage loan on the Tiffany Square property, with an outstanding principal balance of $12,395,000, plus accrued interest, matured and is now past due and in default. We are currently negotiating a settlement agreement with the lender, whereby we anticipate that the lender will agree not to exercise its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with the interest rate increasing from 8.00% per annum to a default interest rate of 13.00% per annum; and/or (ii) the lender foreclosing on the property. If we are able to enter into a settlement agreement with the lender, we anticipate transferring our ownership interest in the Tiffany Square property back to the lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurances that we will be able to enter into a settlement agreement with the lender within the anticipated timeframe, or at all, in which case the lender may elect to foreclose on the property.
Four Resource Square Loan Default
On March 7, 2010, our mortgage loan on the Four Resource Square property, with an outstanding principal balance of $21,797,000, plus accrued interest, matured and is now past due and in default. We are currently in communication with the lender and are discussing several possible options in connection with the Four Resource Square property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with the interest rate increasing from 7.25% per annum to a default interest rate of 12.25% per annum; and/or (ii) the lender foreclosing on the property. We can give no assurances that we will be able to reach an agreement with the lender to extend the maturity date of the loan agreement or to sell the Four Resource Square property. Therefore, the lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property.

NNN 2003 VALUE FUND, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	End of
	Period	Expenses	account)	Period
Year ended December 31, 2009 —
Allowance for doubtful accounts	$—	$15,000	$—	$15,000
Straight line rent reserve	$—	$176,000	$—	$176,000
Year ended December 31, 2008 —
Allowance for doubtful accounts	$228,000	$(228,000)	$—	$—
Straight line rent reserve	$—	$—	$—	$—
Year ended December 31, 2007 —
Allowance for doubtful accounts	$—	$228,000	$—	$228,000
Straight line rent reserve	$—	$—	$—	$—

NNN 2003 VALUE FUND, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

										Maximum Life
										on Which
				Gross Amount at Which Carried						Depreciation in
		Initial Costs to Company		at Close of Period						Latest Income
			Buildings and		Buildings and		Accumulated	Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Total(a)(b)	Depreciation(c)	Constructed	Acquired	Computed
Executive Center I (Office), Dallas, TX	$5,000,000	$2,190,000	$4,213,000	$1,011,000	$2,713,000	$3,724,000	$(1,142,000)	1983	12/30/2003	39 years
Tiffany Square (Office), Colorado Springs, CO	13,225,000	1,555,000	8,026,000	1,019,000	5,636,000	6,655,000	(670,000)	1983	11/15/2006	39 years
Four Resource Square (Office), Charlotte, NC	21,531,000	1,668,000	19,357,000	1,183,000	14,363,000	15,546,000	(2,177,000)	2000	3/7/2007	39 years
Sevens Building (Office), St. Louis, MO	21,000,000	5,119,000	20,487,000	3,909,000	16,362,000	20,271,000	(667,000)	1971	10/25/2007	39 years

Total	$60,756,000	$10,532,000	$52,083,000	$7,122,000	$39,074,000	$46,196,000	$(4,656,000)

(a)	For federal income tax purposes, the aggregate cost of our four consolidated operating properties, including a property that is held for non-sale disposition, as of December 31, 2009 is $77,338,000.

(b)	A summary of activity for real estate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Real Estate:
Balances at beginning of year	$22,132,000	$77,337,000	$57,760,000
Acquisitions of real estate properties	—	—	46,631,000
Additions to (retirements of) building and improvements	(173,000)	22,000	2,034,000
Dispositions of real estate properties	—	—	(29,088,000)
Real estate related impairments	(3,461,000)	(6,046,000)	—
Balances associated with changes in reporting presentation(d)	27,698,000	(49,181,000)	—

Balances at end of year	$46,196,000	$22,132,000	$77,337,000

(c)	A summary of activity for accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Accumulated Depreciation:
Balances at beginning of year	$2,894,000	$2,740,000	$2,006,000
Depreciation expense	788,000	1,223,000	2,296,000
Retirements	(329,000)	—	—
Dispositions of real estate properties	—	—	(1,562,000)
Balances associated with changes in reporting presentation(d)	1,303,000	(1,069,000)	—

Balances at end of year	$4,656,000	$2,894,000	$2,740,000

(d)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to (i) properties designated as held for sale and placed into discontinued operations or (ii) properties that no longer meet the criteria for classification as held for sale that have been reclassified as operating properties.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC
(Registrant)

By	/s/ Kent W. Peters Kent W. Peters	Chief Executive Officer (principal executive officer)

Date	March 31, 2010

By	/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

Date	March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Kent W. Peters Kent W. Peters	Chief Executive Officer (principal executive officer)

Date	March 31, 2010

By	/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer of Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

Date	March 31, 2010

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Exhibit
3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003 (included in Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)

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

10.3
First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005 (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference)

10.4
First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005 (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference)

10.5
Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007 (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference)

10.6
Modification of Loan Documents, dated June 24, 2008, effective as of May 12, 2008, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and LaSalle Bank National Association (Senior Loan Modification) (included as Exhibit 10.1 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference)

10.7
Amended and Restated Guaranty of Payment, dated June 24, 2008, executed by NNN 2003 Value Fund, LLC to and for the benefit of LaSalle Bank National Association (Senior Guaranty) (included as Exhibit 10.2 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference)

10.8
Modification of Loan Documents, dated June 24, 2008, effective as of May 12, 2008, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and LaSalle Bank National Association (Mezzanine Loan Modification) (included as Exhibit 10.3 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference)

10.9
Amended and Restated Guaranty of Payment, dated June 24, 2008, executed by NNN 2003 Value Fund, LLC to and for the benefit of LaSalle Bank National Association (Mezzanine Guaranty) (included as Exhibit 10.4 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference)

10.10
ISDA Interest Rate Swap Confirmation Letter Agreement, dated June 18, 2008, by and between NNN VF 901 Civic, NNN 901 Civic, LLC and LaSalle Bank National Association (included as Exhibit 10.5 to our Form 8-K filed on June 30, 2008 and incorporated herein by reference)

10.11
Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated April 21, 2009 (included as Exhibit 10.6 to our Form 10-Q filed on May 18, 2009 and incorporated herein by reference)

Exhibit
Number	Exhibit
10.12
First Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 6, 2009 (included as Exhibit 10.7 to our Form 10-Q filed on May 18, 2009 and incorporated herein by reference)

10.13
Second Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009 (included as Exhibit 10.8 to our Form 10-Q filed on May 18, 2009 and incorporated herein by reference)

10.14
Third Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2009 and incorporated herein by reference)

10.15
Modification of Deed of Trust and Other Loan Documents dated May 15, 2009, effective as of May 12, 2009, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and Bank of America, N.A. (Senior Loan Modification) (included as Exhibit 10.2 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference)

10.16
Modification of Deed of Trust and Other Loan Documents dated May 15, 2009, effective as of May 12, 2009, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and Bank of America, N.A. (Mezzanine Loan Modification) (included as Exhibit 10.3 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference)

10.17
Fourth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 22, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference)

10.18
Fifth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 29, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference)

10.19
Sixth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated June 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009 and incorporated herein by reference)

10.20
Temporary Extension Agreement by and among NNN VF Chase Tower, LLC et al. (Senior Borrowers) and PSP/MRC DEBT PORTFOLIO S-1, L.P., successor-in-interest to MMA Realty Capital, LLC the (Senior Lender) and also NNN VF Chase Tower, LLC et al. (Mezzanine Borrowers) and Transwestern Mezzanine Realty Partners II, LLC, (Mezzanine Lender) dated June 30, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference)

10.21
Letter Amendment to the Temporary Extension Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, by and among NNN Chase Tower, LLC, NNN Chase Tower Member, LLC, NNN OF 8 Chase Tower, LLC, NNN Of 8 Chase Tower Member, LLC, NNN-ERG Chase Tower GP I, LLC, ERG Chase Tower Limited I, LP, NNN VF Chase Tower, LLC NNN VF Chase Tower Member, LLC, Grubb & Ellis Realty Investors, LLC, NNN Opportunity Fund VIII, LLC, NNN 2003 Value Fund, LLC and Transwestern Mezzanine Realty Partners II, LLC, dated July 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

Exhibit
Number		Exhibit
10.22
Seventh Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, effective July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2009 and incorporated herein by reference)

10.23
Loan Modification Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, dated July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)

10.24
Forbearance and Modification Agreement by and among NNN Chase Tower, LLC, NNN Chase Tower Member, LLC, NNN OF 8 Chase Tower, LLC, NNN Of 8 Chase Tower Member, LLC, NNN-ERG Chase Tower GP I, LLC, ERG Chase Tower Limited I, LP, NNN VF Chase Tower, LLC NNN VF Chase Tower Member, LLC, Grubb & Ellis Realty Investors, LLC, NNN Opportunity Fund VIII, LLC, Andrew Pastor, Jeffrey S. Newberg, Kirk A. Rudy, Christopher T. Ellis, David L. Roche, and Arnold B. Miller, NNN 2003 Value Fund, LLC and Transwestern Mezzanine Realty Partners II, LLC, dated July 17, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)

10.25
Agreement for Purchase and Sale of Real Property and Escrow Instructions between NNN VF Chase Tower REO, LP, NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), and 221 West Sixth Street, LLC, effective November 19, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2009 and incorporated herein by reference)

16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated October 15, 2008, (included as Exhibit 16.1 to our Current Report on Form 8-K filed October 15, 2008 and incorporated herein by reference)

21.1	*	Subsidiaries of NNN 2003 Value Fund, LLC

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.