Form 10-Q
period 2010-03-31
NNN 2003 VALUE FUND LLC
filed 2010-05-17
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 17, 2010, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Real estate investments:
Operating properties, net	$32,719,000	$32,973,000
Properties held for non-sale disposition, net	8,495,000	8,567,000
Investments in unconsolidated real estate	—	1,101,000

	41,214,000	42,641,000

Cash and cash equivalents	2,099,000	2,724,000
Accounts receivable, net	359,000	354,000
Accounts and loans receivable due from related parties, net	466,000	475,000
Restricted cash	1,551,000	1,351,000
Identified intangible assets, net	2,721,000	2,852,000
Other assets related to properties held for non-sale disposition	2,613,000	2,579,000
Other assets, net	878,000	968,000

Total assets	$51,901,000	$53,944,000

LIABILITIES AND (DEFICIT) EQUITY

Mortgage loans payable	$43,247,000	$43,179,000
Mortgage loans payable secured by properties held for non-sale disposition	16,985,000	16,985,000
Accounts payable and accrued liabilities	1,968,000	1,842,000
Accounts and loans payable due to related parties	263,000	118,000
Acquired lease liabilities, net	62,000	73,000
Other liabilities related to properties held for non-sale disposition, net	159,000	142,000
Security deposits, prepaid rent and other liabilities	735,000	680,000

Total liabilities	63,419,000	63,019,000

Commitments and contingencies (Note 13)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(11,518,000)	(9,173,000)
Noncontrolling interest equity	—	98,000

Total (deficit) equity	(11,518,000)	(9,075,000)

Total liabilities and (deficit) equity	$51,901,000	$53,944,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental revenue	$1,725,000	$1,790,000
Rental revenue of operations held for non-sale disposition	610,000	469,000

Total revenues	2,335,000	2,259,000

Expenses:
Rental expense	832,000	867,000
General and administrative	174,000	303,000
Depreciation and amortization	468,000	274,000
Operating expenses of operations held for non-sale disposition	570,000	510,000
Real estate related impairments of operations held for non-sale disposition	—	500,000

Total expenses	2,044,000	2,454,000

Income (loss) before other income (expense) and discontinued operations	291,000	(195,000)
Other income (expense):
Interest expense	(847,000)	(785,000)
Interest expense of operations held for non-sale disposition	(496,000)	(444,000)
Interest and dividend income	12,000	12,000
Equity in losses of unconsolidated real estate	(407,000)	(1,040,000)
Other income (expense)	4,000	(37,000)

Loss from continuing operations	(1,443,000)	(2,489,000)
Income from discontinued operations	—	52,000

Consolidated net loss	(1,443,000)	(2,437,000)
Loss attributable to noncontrolling interests	(98,000)	(310,000)

Net loss attributable to NNN 2003 Value Fund, LLC	$(1,345,000)	$(2,127,000)

Comprehensive loss:
Consolidated net loss	$(1,443,000)	$(2,437,000)
Other comprehensive income (loss)	—	—

Comprehensive loss	(1,443,000)	(2,437,000)
Comprehensive loss attributable to noncontrolling interests	98,000	310,000

Comprehensive loss attributable to NNN 2003 Value Fund, LLC	$(1,345,000)	$(2,127,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY
(Unaudited)

			NNN 2003
	Number		Value Fund, LLC	Noncontrolling
	of Units	Total Deficit	Deficit	Interests
(Deficit) Equity Balance — December 31, 2009	9,970	$(9,075,000)	$(9,173,000)	$98,000
Distributions	—	(1,000,000)	(1,000,000)	—
Net loss	—	(1,443,000)	(1,345,000)	(98,000)

Deficit Balance — March 31, 2010	9,970	$(11,518,000)	$(11,518,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,443,000)	$(2,437,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Real estate related impairments on consolidated properties	—	500,000
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	755,000	447,000
Equity in losses of unconsolidated real estate	407,000	1,040,000
Allowance for doubtful accounts	58,000	100,000
Change in operating assets and liabilities:
Accounts receivable, including accounts and loans receivable due from related parties	(99,000)	(142,000)
Other assets	(198,000)	23,000
Restricted cash	(193,000)	(157,000)
Accounts payable and accrued liabilities, including accounts payable to related parties	449,000	15,000
Security deposits, prepaid rent and other liabilities	72,000	24,000

Net cash used in operating activities	(192,000)	(587,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(221,000)	(98,000)
Distributions from unconsolidated real estate	727,000	—
Investments in unconsolidated real estate	—	(10,000)

Net cash provided by (used in) investing activities	506,000	(108,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(7,000)	157,000
Borrowings on mortgage loans payable	68,000	—
Distributions to unit holders	(1,000,000)	—

Net cash (used in) provided by financing activities	(939,000)	157,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(625,000)	(538,000)
CASH AND CASH EQUIVALENTS — beginning of period	2,724,000	1,459,000

CASH AND CASH EQUIVALENTS — end of period	$2,099,000	$921,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$958,000	$1,284,000
Cash paid for income taxes	$—	$4,000

NONCASH INVESTING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$42,000	$95,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2010, we held interests in six commercial office properties, including four consolidated properties and two unconsolidated properties. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the three months ended March 31, 2010, we had a loss from continuing operations of $1,443,000 and cash used in operating activities of $192,000. In addition, all of the mortgage debt on our consolidated properties is currently due or will become due in 2010, which may require us to liquidate all or a substantial portion of our assets.
As of March 31, 2010, we were in default on our mortgage loans for the following three consolidated properties: (i) Executive Center I, located in Dallas, Texas, or the Executive Center I property; (ii) Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property; and (iii) Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property.
The mortgage loan for the Executive Center I property, which matured on October 1, 2009, had an outstanding principal balance of $4,590,000, plus accrued interest, as of March 31, 2010. We are currently negotiating a settlement agreement with the lender of the Executive Center I property, or the Executive Center I lender, whereby we anticipate that the Executive Center I lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. If we are able to enter into a settlement agreement with the Executive Center I lender, we anticipate transferring our ownership interest in the property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurance that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
The mortgage loan for the Tiffany Square property, which matured on February 15, 2010, had an outstanding principal balance of $12,395,000, plus accrued interest, as of March 31, 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, the buyer, an entity affiliated with the lender of the Tiffany Square property, or the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. See Note 16, Subsequent Events — Tiffany Square Sale, for further information.
The mortgage loan for the Four Resource Square property, which matured on March 7, 2010, had an outstanding principal balance of $21,865,000, plus accrued interest, as of March 31, 2010. On April 20, 2010, we entered into an amendment to our loan agreement with the lender of the Four Resource Square property, or the Four Resource Square lender, whereby we extended the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan comes due and payable, whether by acceleration or otherwise. The amendment to the loan agreement also has an option to extend the maturity date of November 30, 2010 for an additional 12 months pursuant to the terms of the amendment to the loan agreement. However, the amendment to the loan agreement has a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010 and provides that our failure to uphold any of the provisions, representations or covenants of the loan documents, as amended, could constitute an event of default. We can give no assurances that we will be able to comply with the loan agreement, as amended, which could cause the Four Resource Square lender, to exercise its remedies under the loan documents, including acceleration of all amounts due and payable under the loan and/or foreclosure of the property.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
In addition, the mortgage loan for our other consolidated property, Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,382,000 as of March 31, 2010, is due on October 31, 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The anticipated transfer of our interest in the Executive Center I property to the Executive Center I lender and the near-term maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classifications of liabilities that may be necessary if we are unable to continue as a going concern.
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
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and majority-owned subsidiaries, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income (loss).
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
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of March 31, 2010 and December 31, 2009 and the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the three months ended March 31, 2010 and 2009. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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
In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property. The estimation of proceeds to be generated from the future sale of the property requires us to also make estimates about capitalization rates and discount rates.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the three months ended March 31, 2010 and 2009 we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $500,000 against the carrying values of our consolidated real estate investments during the three months ended March 31, 2009. We determined that no impairment charges were required related to our consolidated real estate investments during the three months ended March 31, 2010. Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $18,000,000 and $13,400,000 were recorded against their carrying values during the three months ended March 31, 2010 and 2009, respectively, of which our share was approximately $374,000 and $998,000, respectively. Our share of the impairment recorded during the three months ended March 31, 2010 was limited to the amount of our remaining investment in the unconsolidated property. Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2010	2009
Real estate related impairments of operations held for non-sale disposition (investments in properties held for non-sale disposition)	$—	$500,000
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	374,000	998,000

	$374,000	$1,498,000

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
As of March 31, 2010, our operating properties consisted of the Four Resource Square and Sevens Building properties. As of December 31, 2009, the Tiffany Square property was also classified as an operating property. However, during the three months ended March 31, 2010, the Tiffany Square property was reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. See Note 16, Subsequent Events — Tiffany Square Sale, for further information.
Properties Held for Non-Sale Disposition
Our properties held for non-sale disposition are stated at historical cost less accumulated depreciation net of real estate related impairment charges. The cost of our properties held for non-sale disposition includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and the shorter of the lease term or useful life, ranging from 1 to 6 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in discontinued operations.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
As of March 31, 2010, our properties held for non-sale disposition consisted of the Executive Center I and Tiffany Square properties. During the year ended December 31, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for the Executive Center I property, which matured on October 1, 2009. The property was reclassified as a property held for non-sale disposition at that time, as we intended to transfer the property to the Executive Center I lender in the first half of 2010. During the three months ended March 31, 2010, the Tiffany Square property was also reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. See Note 16, Subsequent Events — Tiffany Square Sale, for further information.
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
FASB Codification Topic 360, Property, Plant and Equipment, also addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. As of March 31, 2010, none of our consolidated properties are classified as held for sale.
Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of properties sold have been excluded from our results from continuing operations for all periods presented. The financial results for these properties are presented in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 in a single line item entitled “Income from discontinued operations.”
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
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Operating properties	$32,719,000	$—	$—	$32,719,000	$—
Properties held for non-sale disposition	$8,495,000	$—	$—	$8,495,000	$—
The following table presents financial and nonfinancial assets and liabilities that were measured at fair value on either a recurring or nonrecurring basis during the three months ended March 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Operating properties	$33,437,000	$—	$—	$33,437,000	$—
Properties held for non-sale disposition	$10,141,000	$—	$—	$10,141,000	$(500,000)
Property held for sale	$9,320,000	$—	$—	$9,320,000	$—
Investments in unconsolidated real estate	$3,004,000	$—	$—	$3,004,000	$—

Liabilities
Interest rate swap	$(23,000)	$—	$(23,000)	$—	$—
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Financial instruments on our condensed consolidated balance sheets consist of cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to and from related parties is not determinable due to their related party nature. We estimate the fair value of our mortgage loans payable, including mortgage loans payable secured by properties held for non-sale disposition, as of March 31, 2010 and December 31, 2009, to be approximately $47,937,000 and $47,993,000, respectively, compared to their carrying values of $60,232,000 and $60,164,000, respectively. The fair value of the mortgage loans payable are estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our investments in real estate are geographically diversified and management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three months ended March 31, 2010 and 2009.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in Codification Topic 860, Transfers and Servicing). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in Codification Topic 860) and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in Codification Topic 810, Consolidation). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in Codification Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends Codification Topic 820, Fair Value Measurements and Disclosure, to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures.
3. Real Estate Investments — Operating Properties
Our investments in operating properties consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Buildings and tenant improvements	$30,768,000	$30,725,000
Land	5,092,000	5,092,000

	35,860,000	35,817,000
Less: accumulated depreciation	(3,141,000)	(2,844,000)

	$32,719,000	$32,973,000

Depreciation expense was $297,000 and $177,000 for the three months ended March 31, 2010 and 2009, respectively. No real estate related impairment charges were recorded against our operating properties during the three months ended March 31, 2010 and 2009.
4. Real Estate Investments — Properties Held for Non-Sale Disposition
Our investments in properties held for non-sale disposition consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Buildings and tenant improvements	$8,349,000	$8,349,000
Land	2,030,000	2,030,000

	10,379,000	10,379,000
Less: accumulated depreciation	(1,884,000)	(1,812,000)

	$8,495,000	$8,567,000

Depreciation expense was $72,000 and $37,000 for the three months ended March 31, 2010 and 2009, respectively. Real estate related impairment charges of $446,000 were recorded against land, buildings and capital improvements of our properties held for non-sale disposition during the three months ended March 31, 2009, and real estate related impairment charges of $54,000 were recorded against identified intangible and other assets of our properties held for non-sale disposition during the three months ended March 31, 2009. No real estate related impairment charges were recorded against our properties held for non-sale disposition during the three months ended March 31, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date, which totaled $12,395,000 as of March 31, 2010. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. See Note 16, Subsequent Events — Tiffany Square Sale, for further information. The Tiffany Square property had a carrying value of $5,934,000 as of March 31, 2010, which was included in the line item entitled “Properties held for non-sale disposition” on the accompanying condensed consolidated balance sheet as of March 31, 2010.
5. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of March 31, 2010 and December 31, 2009:

Property	Location	March 31, 2010	December 31, 2009
Chase Tower	Austin, TX	$—	$727,000
Enterprise Technology Center	Scotts Valley, CA	—	374,000
Executive Center II and III	Dallas, TX	—	—

		$—	$1,101,000

Summarized Financial Information
Summarized condensed combined financial information about our unconsolidated real estate as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	December 31, 2009

Assets (primarily real estate)	$41,310,000	$140,954,000

Mortgage loans and other debt payable	$48,593,000	$117,582,000
Other liabilities	8,745,000	15,987,000
Equity	(16,028,000)	7,385,000

Total liabilities and equity	$41,310,000	$140,954,000

Our share of equity	$—	$1,101,000

	Three Months Ended
	March 31,
	2010	2009

Revenues	$2,878,000	$2,811,000
Rental and other expenses	21,055,000	13,446,000

Loss from continuing operations	(18,177,000)	(10,635,000)
Loss from discontinued operations	(324,000)	(2,953,000)

Net loss	$(18,501,000)	$(13,588,000)

Our equity in losses of unconsolidated real estate	$(374,000)	$(1,040,000)

Total real estate related impairment charges of $18,000,000 and $13,400,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three months ended March 31, 2010 and 2009, respectively. Our share of these real estate related impairment charges was approximately $374,000 and $998,000 during the three months ended March 31, 2010 and 2009, respectively, and is included in the consolidated statements of operations in the line item entitled “Equity in losses of unconsolidated real estate.” Since we have no commitment to fund our deficit capital accounts, our share of the losses from unconsolidated real estate recorded during the three months ended March 31, 2010 was limited to the amount of our remaining investments in the unconsolidated properties. In addition, we recorded a $33,000 allowance against the carrying value of our note receivable from the Executive Center II and III property during the three months ended March 31, 2010, which is also included in the line item entitled “Equity in losses of unconsolidated real estate.”

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of March 31, 2010 and December 31, 2009:

	Ownership
Property	Percentage	March 31, 2010	December 31, 2009
Enterprise Technology Center	8.5%	$32,562,000	$32,771,000
Executive Center II and III	41.1%	16,031,000	17,030,000
Chase Tower	14.8%	—	67,781,000

Total		$48,593,000	$117,582,000

Chase Tower
On January 25, 2010, we, along with NNN Chase Tower REO, LP, an entity managed by our manager, NNN OF8 Chase Tower REO, LP, an entity also managed by our manager, and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), an unaffiliated third party, sold Chase Tower, located in Austin, Texas, or the Chase Tower Property, to 221 West Sixth Street, LLC, an unaffiliated third party, for an aggregate sales price of $73,850,000. We owned a 14.789% interest in the Chase Tower property. Our portion of the net cash proceeds were $526,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Chase Tower property, therefore, a disposition fee was not paid to our manager. We also received a $201,000 distribution of excess cash from the Chase Tower property during the three months ended March 31, 2010.
Executive Center II and III
Senior and Mezzanine Loans
On February 5, 2010, we, along with NNN Executive Center, LLC, an entity also managed by or our manager, and sixteen unaffiliated third party entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, which are collectively the borrower, our manager and NNN Realty Advisors executed: (i) a Second Amendment to Loan Documents, or the Loan Amendment, with our manager, NNN Realty Advisors and Bank of America, N.A., or the Exec II & III lender, effective as of January 31, 2010; (ii) an Amended and Restated Promissory Note, or the Amended Promissory Note, payable to the lender, dated as of January 31, 2010; and (iii) a Third Modification to the Senior Deed of Trust, Security Agreement and Fixture Filing, or the Third Deed Modification, for the benefit of the Exec II & III lender, effective as of January 31, 2010.
The material terms of the Loan Amendment include: (i) an extension of the maturity date of the loan from January 31, 2010 to January 15, 2011; (ii) an initial principal paydown to the Exec II & III lender of $800,0000; (iii) a new loan amount evidenced in the Amended Promissory Note of $14,380,873 as a result of increasing the outstanding balance of the Senior Note of $12,790,387 by the outstanding balance of the Mezzanine Note of $1,590,486, thereby replacing the Mezzanine Note and automatically terminating the Mezzanine Note and its related loan documents; (iv) the required maintenance of a minimum debt service coverage of 1.00, however, the Exec II & III lender covenants and agrees to forbear from exercising its rights and remedies for the borrower’s failure to achieve the minimum debt service coverage from January 31, 2010 through June 30, 2010 and also agrees to waive any failure by the borrower, during the period from June 30, 2009 through June 30, 2010, to maintain the minimum debt service coverage required by the Senior Note; and (v) amendments and reaffirmations of the securities guaranty and NNN Realty Advisors guaranty.
The material terms of the Amended Promissory Note include: (i) a principal amount of $14,381,000 payable to the Exec II & III lender with a maturity date of January 15, 2011; (ii) an initial principal paydown of $800,000, which amount would be applied to the aggregate indebtedness; (iii) a fluctuating rate of interest per annum equal to the British Bankers Association, or BBA, London Interbank Offered Rate, or LIBOR, Daily Floating rate, as defined in the Amended Promissory Note, plus 450 basis points; (iv) a past due rate equal to the BBA LIBOR Daily Floating Rate plus 750 basis points if an amount payable by the borrower is not paid when due; (v) monthly interest payments and monthly principal payments of $50,000; (vi) quarterly payment of all Net Operating Income, as defined therein, available after payment of interest and principal; and (vii) payment of all unpaid principal and accrued interest on the maturity date. The Amended Promissory Note is secured by deeds of trusts, as amended, including the Third Deed Modification, an assignment of leases and rents; a securities guaranty from our manager, a lockbox agreement, an environmental indemnity and payment guaranties from Anthony W. Thompson and NNN Realty Advisors.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
The material terms of the Third Deed Modification include: (i) an increase in the principal amount of the loan from $13,000,000 to $14,380,873, pursuant to the Amended Promissory Note; (ii) an extension of the loan maturity date from January 31, 2010 to January 15, 2011; and (iii) NNN Realty Advisors as a guarantor, as defined therein.
Purchase and Sale Agreement
On March 24, 2010, we, along with NNN Executive Center, LLC, an entity also managed by our manager, and sixteen unaffiliated third party entities entered into a purchase and sale agreement, or the agreement, with Boxer F2, L.P., an unaffiliated third party, the buyer, in connection with the sale the Executive Center II and III property for a sale price of $17,000,000.
The material terms of the agreement provide for: (i) an inspection period of 30 days from the effective date of the agreement; (ii) an initial deposit of $200,000, which was due upon the execution of the agreement and is non-refundable except in limited circumstances; (iii) a right to terminate the agreement, in buyer’s sole discretion, at any time prior to or on the expiration of the inspection period by providing a written notice of disapproval; and (iv) a closing date that shall occur on or before the 30th day following the end of the inspection period. The agreement also contains additional covenants, representations, warranties and indemnities that are customary of real estate purchase and sale agreements. The closing is expected to occur during the second quarter of 2010; however, we can provide no assurances that we will be able to complete the sale in the anticipated time frame, or at all.
Enterprise Technology Center
On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. See Note 16, Subsequent Events — Enterprise Technology Center Loan Default, for further information.
Loan Covenants
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants and other requirements. As of March 31, 2010, all of our unconsolidated properties were in compliance with such financial covenants, as amended, or obtained waivers for any instances of non-compliance, except for the default on the Enterprise Technology Center mortgage loan discussed above.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II and III property has outstanding unsecured notes due to our manager as of March 31, 2010 and December 31, 2009, per the table below. These notes bear interest at 8.00% per annum and had original maturity dates of January 1, 2009. Pursuant to the terms of the unsecured notes, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity dates of the unsecured notes were automatically extended to January 1, 2010. On February 23, 2010, the maturity dates were further extended to January 15, 2011.

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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
6. Identified Intangible Assets
Identified intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
In-place leases and tenant relationships, net of accumulated amortization of $1,854,000 and $1,723,000 as of March 31, 2010 and December 31, 2009, respectively (with weighted average lives of 29 months and 61 months for in-place leases and tenant relationships, respectively, as of March 31, 2010 and weighted-average lives of 32 months and 64 months for in-place leases and tenant relationships, respectively, as of December 31, 2009)	$2,721,000	$2,852,000

Amortization expense recorded on the identified intangible assets was $131,000 and $79,000 for the three months ended March 31, 2010 and 2009, respectively.
7. Other Assets
Other assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred rent receivable	$353,000	$352,000
Lease commissions, net of accumulated amortization of $251,000 and $210,000 as of March 31, 2010 and December 31, 2009, respectively	366,000	394,000
Deferred financing costs, net of accumulated amortization of $806,000 and $741,000 as of March 31, 2010 and December 31, 2009, respectively	100,000	164,000
Prepaid expenses, deposits and other	59,000	58,000

	$878,000	$968,000

8. Mortgage Loans Payable and Other Debt
Mortgage loans payable secured by our consolidated properties, including mortgage loans on properties held for non-sale disposition, consisted of the following as of March 31, 2010 and December 31, 2009:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Variable rate	$34,642,000	$34,574,000	12.41%	7.47%
Fixed rate	25,590,000	25,590,000	7.57%	7.04%

	$60,232,000	$60,164,000	10.36%	7.28%

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. As of March 31, 2010, we were in default on the mortgage loans for three of our consolidated properties resulting from nonpayment of monthly interest payments on the Executive Center I mortgage loan and nonpayment of principal upon maturity of the Executive Center I, Tiffany Square and Four Resource Square mortgage loans.
The maturity dates and outstanding principal balances of our consolidated mortgage loans payable as of March 31, 2010 is as follows:

	Property	Maturity	Outstanding Principal
Property	Classification	Date	March 31, 2010	December 31, 2009
Executive Center I	Held for Non-Sale Disposition	10/1/2009	$4,590,000	$4,590,000
Tiffany Square	Held for Non-Sale Disposition	2/15/2010	12,395,000	12,395,000
Four Resource Square	Operating	3/7/2010	21,865,000	21,797,000
Sevens Building	Operating	10/31/2010	21,382,000	21,382,000

			$60,232,000	$60,164,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Executive Center I Loan Default
In the third quarter of 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for the Executive Center I property, and did not repay the loan on its maturity date of October 1, 2009, thereby triggering an event of default. We are currently negotiating a settlement agreement with the Executive Center I lender, whereby we anticipate that the Executive Center I lender will agree not to exercise its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the Executive Center I lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and (ii) the Executive Center I lender foreclosing on the property. If we are able to enter into a settlement agreement with the Executive Center I lender, we anticipate transferring our ownership interest in the Executive Center I property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurances that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
Tiffany Square Loan Default
On February 15, 2010, our mortgage loan on the Tiffany Square property, with an outstanding principal balance of $12,395,000, plus accrued interest, matured and became past due, thereby triggering an event of default. At that time, we began negotiating a settlement agreement with the Tiffany Square lender, whereby we anticipated that the Tiffany Square lender would agree not to exercise its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we were subject to: (i) an immediate increase in our financial obligation to the Tiffany Square lender in connection with the interest rate increasing from 8.00% per annum to a default interest rate of 13.00% per annum; and/or (ii) the Tiffany Square lender foreclosing on the property.
On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. See Note 16, Subsequent Events — Tiffany Square Sale, for further information.
Four Resource Square Loan Extension
On March 7, 2010, our mortgage loan on the Four Resource Square property, with an outstanding principal balance of $21,797,000, plus accrued interest, matured and was not repaid, thereby triggering an event of default. At that time, we were in communication with the Four Resource Square lender and were discussing several possible options in connection with the Four Resource Square property, including: (a) a sale of the property; (b) an extension of the maturity date of the loan; or (c) a deed-in-lieu of foreclosure of the property.
On April 20, 2010, we entered into an amendment to the loan and security agreement with the Four Resource Square lender, with an effective date of March 7, 2010, to extend the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan becomes due and payable, whether by acceleration or otherwise. See Note 16, Subsequent Events — Four Resource Square Loan Extension, for further information.
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
In connection with the variable interest rate mortgage loans on our 901 Civic Center property, which was sold on July 17, 2009, we entered into an interest rate swap agreement in order to limit the impact of interest rate changes on our results of operations and cash flows. The terms of the swap included: (i) a notional amount of $9,837,000; (ii) a trade date and effective date of June 18, 2008; (iii) a termination date of May 12, 2009; and (iv) a fixed rate payer payment date of the first of each month, commencing on July 1, 2008 and ending on the termination date. We recorded $89,000 as a reduction to interest expense related to the change in the swap fair value for the three months ended March 31, 2009. This interest rate swap agreement expired on May 12, 2009, and we did not renew it.
10. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of March 31, 2010 and December 31, 2009:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still exists as of March 31, 2010.
11. 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of March 31, 2010 and December 31, 2009, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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
Effective November 1, 2008, we suspended regular, monthly cash distributions to all unit holders. Instead, we will make periodic distributions to unit holders from available funds, if any. During the three months ended March 31, 2010, distributions of $100 per unit were declared, resulting in aggregate distributions paid of approximately $1,000,000. No distributions were declared during the three months ended March 31, 2009. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three months ended March 31, 2010 and 2009 were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended March 31, 2010 and 2009, we incurred property management fees to Realty of $127,000 and $134,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. For the three months ended March 31, 2010 and 2009, we did not incur any real estate acquisition fees.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the three months ended March 31, 2010 and 2009, we did not incur any real estate disposition fees.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2010 and 2009, we incurred leasing commissions to Realty of $199,000 and $66,000, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the three months ended March 31, 2009, we incurred accounting fees to our manager of $20,000. No accounting fees were incurred for the three months ended March 31, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the three months ended March 31, 2010 and 2009, we did not incur any construction management fees.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the three months ended March 31, 2010 and 2009, we did not incur any loan fees.
Related Party Accounts Payable
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of March 31, 2010 and December 31, 2009, the amount payable by us was $263,000 and $118,000, respectively, and is included in the accompanying condensed consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”
Related Party Notes Receivable
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provides for interest at a fixed rate of 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011. As of March 31, 2010 and December 31, 2009, the amount due on this unsecured note, including accrued interest, was $780,000 and $769,000, respectively. We have recorded an allowance against the carrying value of this unsecured note in the amount of $381,000 and $348,000 as of March 31, 2010 and December 31, 2009, respectively, as required under FASB Codification Topic 323, Investments — Equity Method and Joint Ventures, as our share of losses incurred by the Executive Center II and III property have exceeded the amount of our equity investment.
As of March 31, 2010 and December 31, 2009, the amount due to us related to the unsecured note described above, net of the related allowance, and for management fees from an affiliated entity was $466,000 and $475,000, respectively, which is included in the accompanying condensed consolidated balance sheets in the line item entitled “Accounts and loans receivable due from related parties, net.”
13. Commitments and Contingencies
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
14. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of March 31, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of March 31, 2010, we held interests in four consolidated properties with one property each located in: (i) Missouri, which accounted for 45.2% of our aggregate annual rental revenue; (ii) North Carolina, which accounted for 29.1% of our aggregate annual rental revenue; (iii) Colorado, which accounted for 15.6% of our aggregate annual rental revenue; and (iv) Texas, which accounted for 10.1% of our aggregate annual rental revenue. Rental revenue is based on contractual base rent from leases in effect as of March 31, 2010 for all of our consolidated properties, including those classified as operating properties, properties held for non-sale disposition and properties held for sale (reported as part of discontinued operations).
As of March 31, 2010, three tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue (including rental revenue reported as part of discontinued operations), as follows:

		Square	Lease
		Footage	Expiration
Tenant	Property	(Approximate)	Date
McKesson Information Solutions, Inc.	Four Resource Square	59,000	06/30/2012
Westwood College of Technology	Executive Center I	45,000	01/31/2013
PRC, LLC	Tiffany Square	96,000	05/31/2012
As of March 31, 2009, two tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue (including rental revenue reported as part of discontinued operations), as follows:

		Square	Lease
		Footage	Expiration
Tenant	Property	(Approximate)	Date
GSA-FBI	901 Civic Center	49,000	05/03/2012
McKesson Information Solutions, Inc.	Four Resource Square	59,000	06/30/2012
15. Discontinued Operations — Properties Held for Sale
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2009, discontinued operations includes the net income of the following property:

Date Designated
Property	Date Acquired	for Sale	Date Sold
901 Civic Center	April 24, 2006	September 26, 2008	July 17, 2009
The following table summarizes the revenue and expense components that comprised income from discontinued operations for the three months ended March 31, 2009:

Rental revenue	$483,000
Rental expense (including general, administrative, depreciation and amortization)	371,000

Income before other expense	112,000
Interest expense	(60,000)

Income from discontinued operations	52,000
Income from discontinued operations attributable to noncontrolling interests	2,000

Income from discontinued operations attributable to NNN 2003 Value Fund, LLC	$50,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
16. Subsequent Events
Tiffany Square Sale
On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, the buyer, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. As of April 8, 2010, the loan has an outstanding principal balance of approximately $12,395,000, plus interest and other amounts due under the loan documents. On April 15, 2010, Tiffany Square, LLC exercised its option to extend the closing date up to 30 additional days beyond the original closing date of April 15, 2010, and, on May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. We did not pay our manager a disposition fee in connection with the sale of the Tiffany Square property. The Tiffany Square property had a carrying value of $5,934,000 as of March 31, 2010.
Enterprise Technology Center Loan Default
On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents.
We are continuing to market the property for sale and are currently in communication with the Enterprise Technology Center lender and are discussing several possible options in connection with the property, including: (a) a sale of the property, or (b) a deed-in-lieu of foreclosure of the property. We can give no assurances that we will be able to sell the property. Therefore, the Enterprise Technology Center lender may elect to foreclose on the property or we may provide the lender a deed-in-lieu of foreclosure of the property. However, under the terms of the loan agreement, this event of default could subject us to: (i) an immediate increase in our financial obligation to the Enterprise Technology Center lender in connection with a 5.00% per annum increase in the interest rate from our current 6.44% interest rate per annum; (ii) a late charge equal to the lesser of 5.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and/or (ii) the Enterprise Technology Center lender foreclosing on the property.
Four Resource Square Loan Extension
On April 20, 2010, we entered into a first amendment to loan and security agreement, or the First Amendment, with RAIT Partnership, L.P., the Four Resource Square lender, with an effective date of March 7, 2010, in connection with the mortgage loan on the Four Resource Square property. The mortgage loan is evidenced by a non-recourse promissory note in the original principal amount of $23,000,000, a loan and security agreement, a pledge agreement, a deed of trust, and other related loan documents, or the Loan Documents.
The First Amendment extended the maturity date of the loan to the earlier of November 30, 2010, or the date on which the loan comes due and payable, whether by acceleration or otherwise. The First Amendment also has an option to extend the maturity date of November 30, 2010 for an additional 12 months pursuant to the terms of First Amendment. However, the First Amendment has a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010 and provides that our failure to uphold any of the provisions, representations or covenants of the loan documents, as amended, could constitute an event of default. We can give no assurances that we will be able to comply with the loan agreement, as amended; therefore, the Four Resource Square lender may elect to exercise its remedies under the loan documents including acceleration of all amounts due and payable under the loan and/or foreclosure of the property.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2010 and December 31, 2009, together with our results of operations and cash flows for the three months ended March 31, 2010 and 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our manager (as defined below); and litigation. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2010, we held interests in six commercial office properties, including four consolidated properties and two unconsolidated properties. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the three months ended March 31, 2010, we had a loss from continuing operations of $1,443,000 and cash used in operating activities of $192,000. In addition, all of the mortgage debt on our consolidated properties is currently due or will become due in 2010, which may require us to liquidate all or a substantial portion of our assets.
As of March 31, 2010, we were in default on our mortgage loans for the following three consolidated properties: (i) Executive Center I, located in Dallas, Texas, or the Executive Center I property; (ii) Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property; and (iii) Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property.

The mortgage loan for the Executive Center I property, which matured on October 1, 2009, had an outstanding principal balance of $4,590,000, plus accrued interest, as of March 31, 2010. We are currently negotiating a settlement agreement with the lender of the Executive Center I property, or the Executive Center I lender, whereby we anticipate that the Executive Center I lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. If we are able to enter into a settlement agreement with the Executive Center I lender, we anticipate transferring our ownership interest in the property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurance that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
The mortgage loan for the Tiffany Square property, which matured on February 15, 2010, had an outstanding principal balance of $12,395,000, plus accrued interest, as of March 31, 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, the buyer, an entity affiliated with the lender of the Tiffany Square property, or the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. See Note 16, Subsequent Events — Tiffany Square Sale, for further information.
The mortgage loan for the Four Resource Square property, which matured on March 7, 2010, had an outstanding principal balance of $21,865,000, plus accrued interest, as of March 31, 2010. On April 20, 2010, we entered into an amendment to our loan agreement with the lender of the Four Square property, or the Four Resource Square lender, whereby we extended the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan comes due and payable, whether by acceleration or otherwise. The amendment to the loan agreement also has an option to extend the maturity date of November 30, 2010 for an additional 12 months pursuant to the terms of the amendment to the loan agreement. However, the amendment to the loan agreement has a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010 and provides that our failure to uphold any of the provisions, representations or covenants of the loan documents, as amended, could constitute an event of default. We can give no assurances that we will be able to comply with the loan agreement, as amended, which could cause the Four Resource Square lender to exercise its remedies under the loan documents, including acceleration of all amounts due and payable under the loan and/or foreclosure of the property.
In addition, the mortgage loan for our other consolidated property, Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,382,000 as of March 31, 2010, is due on October 31, 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The anticipated transfer of our interest in the Executive Center I property to the Executive Center I lender and the near-term maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
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
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of March 31, 2010, we held interests in six commercial office properties, including four consolidated properties and two unconsolidated properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Acquisitions and Dispositions
We did not acquire or dispose of any consolidated properties during the three months ended March 31, 2010 and 2009.
Critical Accounting Policies
The complete listing of our critical accounting policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010.
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and the risk factors listed in Part II, Item 1A of this report and those Risk Factors previously disclosed in our 2009 Annual Report on Form 10-K filed with the SEC, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.

Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
As of March 31, 2010, our four consolidated properties were 65.8% leased to 74 tenants. Leases representing approximately 19.1% of the total leased area expire during 2010. Our leasing strategy for the remainder of 2010 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.
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
We have made reclassifications for all properties sold or designated as held for sale as of March 31, 2010 from “Loss from continuing operations” to “Income (loss) from discontinued operations” for all periods presented to conform with the current year financial statement presentation. In addition, we have made reclassifications from “Income (loss) from discontinued operations” to “Loss from continuing operations” for all periods presented for properties that no longer met the held for sale classification criteria as of March 31, 2010. We have also reclassified the results of two properties that, as of March 31, 2010, we had determined would be transferred to their respective lenders to “Rental revenue of operations held for non-sale disposition,” “Operating expenses of operations held for non-sale disposition,” “Real estate related impairments of operations held for non-sale disposition,” and “Interest expense of operations held for non-sale disposition” for all periods presented.

Comparison of the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Revenues:
Rental revenue	$1,725,000	$1,790,000	$(65,000)	(3.6)%
Rental revenue of operations held for non-sale disposition	610,000	469,000	141,000	30.1%

	2,335,000	2,259,000	76,000	3.4%

Expenses:
Rental expense	832,000	867,000	(35,000)	(4.0)%
General and administrative	174,000	303,000	(129,000)	(42.6)%
Depreciation and amortization	468,000	274,000	194,000	70.8%
Operating expenses of operations held for non-sale disposition	570,000	510,000	60,000	11.8%
Real estate related impairments of operations held for non-sale disposition	—	500,000	(500,000)	(100.0)%

	2,044,000	2,454,000	(410,000)	(16.7)%

Income (loss) before other income (expense) and discontinued operations	291,000	(195,000)	486,000	249.2%
Other income (expense):
Interest expense	(847,000)	(785,000)	(62,000)	7.9%
Interest expense of operations held for non-sale disposition	(496,000)	(444,000)	(52,000)	11.7%
Interest and dividend income	12,000	12,000	—	—%
Equity in losses of unconsolidated real estate	(407,000)	(1,040,000)	633,000	(60.9)%
Other income (expense)	4,000	(37,000)	41,000	110.8%

Loss from continuing operations	(1,443,000)	(2,489,000)	1,046,000	(42.0)%
Income from discontinued operations	—	52,000	(52,000)	(100.0)%

Consolidated net loss	$(1,443,000)	$(2,437,000)	$994,000	(40.8)%

Rental Revenue
Rental revenue decreased $65,000, or 3.6%, to $1,725,000, during the three months ended March 31, 2010, compared to rental revenue of $1,790,000 for the three months ended March 31, 2009. The decrease was primarily attributable to lower parking income at the Sevens Building property.
Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition increased $141,000, or 30.1%, to $610,000, during the three months ended March 31, 2010, compared to rental revenue of operations held for non-sale disposition of $469,000 for the three months ended March 31, 2009. The increase was primarily attributable to a lower level of lease inducements, higher base rents and higher CAM recoveries in the first quarter of 2010 compared to the first quarter of 2009.
Rental Expense
Rental expense decreased $35,000, or 4.0%, to $832,000, during the three months ended March 31, 2010, compared to rental expense of $867,000 for the three months ended March 31, 2009. The decrease was primarily attributable to lower building maintenance expenses at the Sevens Building property.
General and Administrative
General and administrative expense decreased $129,000, or 42.6%, to $174,000, during the three months ended March 31, 2010, compared to general and administrative expense of $303,000 for the three months ended March 31, 2009. The decrease was primarily due to lower fees for external audit, tax return preparation and printing, partially offset by higher bad debt expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $194,000, or 70.8%, to $468,000, during the three months ended March 31, 2010, compared to depreciation and amortization expense of $274,000 for the three months ended March 31, 2009. The increase was primarily due to higher depreciation expense for the Sevens Building property. The Sevens Building property was classified as held for sale during the first quarter of 2009 and, accordingly, was not depreciated. In the fourth quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition increased $60,000, or 11.8%, to $570,000, during the three months ended March 31, 2010, compared to operating expenses of operations held for non-sale disposition of $510,000 for the three months ended March 31, 2009. The increase was primarily due to higher depreciation expense for the Tiffany Square property. The Tiffany Square property was classified as held for sale during the first quarter of 2009 and, accordingly, was not depreciated. In the third quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.
Real Estate Related Impairments of Operations Held for Non-Sale Disposition
There were no real estate related impairments of operations held for non-sale disposition during the three months ended March 31, 2010. Real estate related impairments of operations held for non-sale disposition were $500,000 during the three months ended March 31, 2009, which were due to impairments recorded on the Executive Center I property.
Interest Expense
Interest expense increased $62,000, or 7.9%, to $847,000, during the three months ended March 31, 2010, compared to interest expense of $785,000 for the three months ended March 31, 2009. The increase was primarily due to higher interest related to the Four Resource Square mortgage loan. This loan matured on March 7, 2010 and was not repaid. As a result, interest was recorded at the higher, default interest rate for the period following maturity, in accordance with the loan agreement.
Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition increased $52,000, or 11.7%, to $496,000, during the three months ended March 31, 2010, compared to interest expense of operations held for non-sale disposition of $444,000 for the three months ended March 31, 2009. The increase was primarily due to higher interest related to the Executive Center I and Tiffany Square mortgage loans. The Executive Center I loan matured on October 1, 2009 and the Tiffany Square loan matured on February 15, 2010. Neither loan was repaid at maturity and, as a result, interest was recorded at the higher, default interest rate for the periods following maturity, in accordance with the loan agreements. These increases were partially offset by decreases in amortization of deferred loan fees, which became fully amortized upon maturity of the loans.
Interest and Dividend Income
Interest and dividend income was $12,000 during the three months ended March 31, 2010 and 2009.
Equity in Losses of Unconsolidated Real Estate
Equity in losses of unconsolidated real estate decreased $633,000, or 60.9%, to $407,000 during the three months ended March 31, 2010, compared to equity in losses of unconsolidated real estate of $1,040,000 during the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, real estate related impairment charges of $18,000,000 and $13,400,000, respectively, were recorded at our unconsolidated properties. Our share of these impairment charges was approximately $374,000 and $998,000 during the three months ended March 31, 2010 and 2009, respectively. Our recorded share of the impairment charges decreased while the underlying impairment charges recorded at the unconsolidated properties increased because, in the first quarter of 2010, our portion of the $18,000,000 impairment charge recorded at the Enterprise Technology Center property was limited to the amount of our remaining investment in that property.

Other Income (Expense)
Other income was $4,000 during the three months ended March 31 2010, compared to other expense of $37,000 during the three months ended March 31, 2009. Other expense during the three months ended March 31, 2009 was primarily due to residual activities related to the Woodside property, located in Beaverton, Oregon, which was sold in December 2007.
Income from Discontinued Operations
There was no income or loss from discontinued operations during the three months ended March 31, 2010. Income from discontinued operations was $52,000 during the three months ended March 31, 2009. The income from discontinued operations for the three months ended March 31, 2009 was related to 901 Civic Center, located in Santa Ana, California, which was sold on July 17, 2009.
Consolidated Net Loss
As a result of the above, consolidated net loss was $1,443,000 for the three months ended March 31, 2010, compared to consolidated net loss of $2,437,000 for the three months ended March 31, 2009.
Liquidity and Capital Resources
Ability to Continue as a Going Concern
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the three months ended March 31, 2010, we had a loss from continuing operations of $1,443,000 and cash used in operating activities of $192,000. In addition, all of the mortgage debt on our consolidated properties is currently due or will become due in 2010, which may require us to liquidate all or a substantial portion of our assets.
As of March 31, 2010, we were in default on our mortgage loans for the following three consolidated properties: (i) the Executive Center I property; (ii) the Tiffany Square property; and (iii) the Four Resource Square property.
The mortgage loan for the Executive Center I property, which matured on October 1, 2009, had an outstanding principal balance of $4,590,000, plus accrued interest, as of March 31, 2010. We are currently negotiating a settlement agreement with the Executive Center I lender, whereby we anticipate that the Executive Center I lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. If we are able to enter into a settlement agreement with the Executive Center I lender, we anticipate transferring our ownership interest in the property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurance that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
The mortgage loan for the Tiffany Square property, which matured on February 15, 2010, had an outstanding principal balance of $12,395,000, plus accrued interest, as of March 31, 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC. See Note 16, Subsequent Events — Tiffany Square Sale, for further information.

The mortgage loan for the Four Resource Square property, which matured on March 7, 2010, had an outstanding principal balance of $21,865,000, plus accrued interest, as of March 31, 2010. On April 20, 2010, we entered into an amendment to our loan agreement with the Four Resource Square lender, whereby we extended the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan comes due and payable, whether by acceleration or otherwise. The amendment to the loan agreement also has an option to extend the maturity date of November 30, 2010 for an additional 12 months pursuant to the terms of the amendment to the loan agreement. However, the amendment to the loan agreement has a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010 and provides that our failure to uphold any of the provisions, representations or covenants of the loan documents, as amended, could constitute an event of default. We can give no assurances that we will be able to comply with the loan agreement, as amended, which could cause the Four Resource Square lender to exercise its remedies under the loan documents including acceleration of all amounts due and payable under the loan and/or foreclosure of the property.
In addition, the mortgage loan for our other consolidated property, the Sevens Building property, which had an outstanding principal balance of $21,382,000 as of March 31, 2010, is due on October 31, 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The anticipated transfer of our interest in the Executive Center I property to the Executive Center I lender and the near-term maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classifications of liabilities that may be necessary if we are unable to continue as a going concern.
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
There are currently no limits or restrictions on the use of proceeds from our manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties. Our distribution rate was at 7.0% per annum (excluding special distributions), prior to the suspension of distributions effective November 1, 2008, and was the same among all unit holders since inception through November 1, 2008. The suspension of distributions allows us to conserve approximately $290,000 per month. These funds have been applied, and it is anticipated that they will continue to be applied, towards future tenanting costs to lease spaces not covered by lender reserves and to supplement the lender reserve funding and other operating costs as necessary.

Debt Financing
One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of March 31, 2010 and December 31, 2009, $34,642,000, or 57.5%, and $34,574,000, or 57.5%, respectively, of our total debt required interest payments based on variable rates, and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on fixed rates ranging from 5.95% to 15.00% per annum as of March 31, 2010. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 2.50% to 13.00% per annum as of March 31, 2010.
The composition of our aggregate mortgage loans payable on consolidated properties as of March 31, 2010 was as follows:

	Total Mortgage Loans Payable		Weighted-Average Interest Rate
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Variable rate	$34,642,000	$34,574,000	12.41%	7.47%
Fixed rate	25,590,000	25,590,000	7.57%	7.04%

Total	$60,232,000	$60,164,000	10.36%	7.28%

Additional information regarding our mortgage loans payable as of March 31, 2010 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Executive Center I(1)	$4,590,000	10/01/2009	15.00%	Fixed
Tiffany Square(2)	12,395,000	02/15/2010	13.00%	Variable
Four Resource Square(3)	21,865,000	03/07/2010	12.25%	Variable
Sevens Building(4)	21,382,000	10/31/2010	5.89%	Fixed & Variable

Total consolidated mortgage loans payable	$60,232,000

Unconsolidated Properties:
Executive Center II and III(5)	$13,381,000	01/15/2011	4.73%	Variable
Enterprise Technology Center	32,562,000	05/11/2011	6.44%	Fixed

Total unconsolidated mortgage loans payable	$45,943,000

(1)	The mortgage loan on the Executive Center I property is in default, and we are currently negotiating a settlement agreement with the Executive Center I lender.

(2)	On May 7, 2010, the Tiffany Square property was sold to an affiliate of the Tiffany Square lender and the mortgage loan was cancelled.

(3)	On April 20, 2010, the maturity date of the mortgage loan on the Four Resource Square property was extended through November 30, 2010.

(4)	Includes $21,000,000 with a fixed interest rate of 5.95% and $382,000 with a variable interest rate of 2.50% as of March 31, 2010.

(5)	Excludes other unsecured notes payable of $2,650,000 as of March 31, 2010, which is comprised of $1,205,000 due to TIC ownership and $1,445,000 due to our manager. These notes bear interest at 8.00% per annum and mature on January 15, 2011.

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. As of March 31, 2010, we were in default on the mortgage loans for three of our consolidated properties, as discussed below.
As of March 31, 2010, we were in default on our mortgage loan for the Executive Center I property. We are currently negotiating a settlement agreement with the Executive Center I lender, whereby we anticipate that the Executive Center lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. However, pursuant to the terms of the loan agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with an applicable 3.0% interest rate increase to 15.0% (the default interest rate) and the addition of a late charge equal to the lesser of 3.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and (ii) the Executive Center I lender foreclosing on the property. If we are able to enter into a settlement agreement with the Executive Center I lender, we anticipate transferring our ownership interest in the Executive Center I property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurance that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
As of March 31, 2010, we were also in default on our mortgage loan for the Tiffany Square property, which became due and payable on February 15, 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC.
Additionally, as of March 31, 2010, we were also in default on our mortgage loan for the Four Resource Square property, which became due and payable on March 7, 2010. On April 20, 2010, we entered into an amendment to our loan agreement with the Four Resource Square lender whereby we extended the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan comes due and payable, whether by acceleration or otherwise. See Note 16, Subsequent Events — Four Resource Square Loan Extension, for more information.
Cash Flows
Net cash used in operating activities was $192,000 for the three months ended March 31, 2010, a decrease of $395,000, compared to cash used in operating activities of $587,000 for the three months ended March 31, 2009. This decrease was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.
Cash flows provided by investing activities was $506,000 for the three months ended March 31, 2010, compared to cash used in investing activities of $108,000 for the three months ended March 31, 2009. The improvement in cash flows from investing activities between the two periods was primarily due to the sale of the Chase Tower property during the three months ended March 31, 2010, which resulted in distributions from unconsolidated real estate of $727,000.
Cash flows used in financing activities was $939,000 for the three months ended March 31, 2010, compared to cash provided by financing activities of $157,000 for the three months ended March 31, 2009. The cash used in financing activities during the three months ended March 31, 2010 was primarily due to the $1,000,000 distribution to our unit holders during the period. There was no distribution to unit holders during the three months ended March 31, 2009.

Other Liquidity Needs
We have restricted cash balances of $1,551,000 as of March 31, 2010, which are primarily held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements in connection with our loan portfolio. In addition, $217,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer, for a period of five years. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.
We estimate that any expenditures for capital improvements, tenant improvements and lease commissions not funded through existing lender reserve account balances will be insignificant in 2010. As of March 31, 2010, we had $1,334,000 of restricted cash in loan impounds and in reserve accounts for such capital expenditures, and any remaining expenditures will be paid with net cash from operations or from the sale of assets. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our consolidated debt balance, excluding any available extension options, as well as scheduled interest payments on our debt as of March 31, 2010.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — variable rate debt	$34,642,000	$—	$—	$—	$34,642,000
Principal payments — fixed rate debt	25,590,000	—	—	—	25,590,000
Interest payments — variable rate debt (based on rates in effect as of March 31, 2010) (1)	1,145,000	—	—	—	1,145,000
Interest payments — fixed rate debt (2)	729,000	—	—	—	729,000
Tenant improvement and lease commission obligations	30,000	—	—	—	30,000

	$62,136,000	$—	$—	$—	$62,136,000

(1)	Includes interest payments on the mortgage loan on the Tiffany Square property through May 7, 2010, the date the property was sold to an entity affiliated with the Tiffany Square lender, and includes interest payments on the mortgage loan on the Four Resource Square property through November 30, 2010, its current maturity date.

(2)	Excludes interest payments on the mortgage loan on the Executive Center I property, which became due on October 31, 2009 and for which we are currently negotiating a settlement agreement to transfer the property to Executive Center I lender.
Off-Balance Sheet Arrangements
As of March 31, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Inflation
We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that will offer some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance basis. However, due to the long-term nature of the leases, among other factors, the leases may not reset frequently enough to cover inflation.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166 (now contained in Codification Topic 860, Transfers and Servicing). SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (now contained in Codification Topic 860) and removes the exception from applying Financial Accounting Standards Board Interpretation, or FIN, No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R) (now contained in Codification Topic 810, Consolidation). SFAS No. 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 166 on January 1, 2010. The adoption of SFAS No. 166 did not have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167 (now contained in Codification Topic 810), which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN No. 46(R). Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted SFAS No. 167 on January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our condensed consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends Codification Topic 820, Fair Value Measurements and Disclosure, to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures.

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

The table below presents, as of March 31, 2010, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate mortgage loans payable	$25,590,000	$—	$—	$—	$—	$—	$25,590,000	$25,110,000
Weighted average interest rate on maturing fixed rate debt	7.57%	—%	—%	—%	—%	—%	7.57%	—
Variable rate mortgage loans payable	$34,642,000	$—	$—	$—	$—	$—	$34,642,000	$22,827,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of March 31, 2010)	12.41%	—%	—%	—%	—%	—%	12.41%	—
As of March 31, 2010, we estimate the fair value of our mortgage loans payable, including mortgage loans payable secured by properties held for non-sale disposition, to be approximately $47,937,000. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for three of our four consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
As of March 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.50% to 15.00% per annum and a weighted average effective interest rate of 10.36% per annum. As of March 31, 2010, a 0.50% increase in LIBOR would have had an insignificant impact on our overall annual interest expense.

Item 4.	Controls and Procedures.
Not applicable.

Item 4T.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and our manager’s chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2010 was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purposes stated above.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes from risk factors previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010, except as noted below.
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
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the three months ended March 31, 2010, we had a loss from continuing operations of $1,443,000 and cash used in operating activities of $192,000. In addition, all of the mortgage debt on our consolidated properties is currently due or will become due in 2010, which may require us to liquidate all or a substantial portion of our assets.
As of March 31, 2010, we were in default on our mortgage loans for the following three consolidated properties: (i) the Executive Center I property; (ii) the Tiffany Square property; and (iii) the Four Resource Square property.
The mortgage loan for the Executive Center I property, which matured on October 1, 2009, had an outstanding principal balance of $4,590,000, plus accrued interest, as of March 31, 2010. We are currently negotiating a settlement agreement with the Executive Center I lender, whereby we anticipate that the Executive Center I lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. If we are able to enter into a settlement agreement with the Executive Center I lender, we anticipate transferring our ownership interest in the property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurance that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
The mortgage loan for the Tiffany Square property, which matured on February 15, 2010, had an outstanding principal balance of $12,395,000, plus accrued interest, as of March 31, 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, the buyer, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC.

The mortgage loan for the Four Resource Square property, which matured on March 7, 2010, had an outstanding principal balance of $21,865,000, plus accrued interest, as of March 31, 2010. On April 20, 2010, we entered into an amendment to our loan agreement with the Four Resource Square lender, whereby we extended the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan comes due and payable, whether by acceleration or otherwise. The amendment to the loan agreement also has an option to extend the maturity date of November 30, 2010 for an additional 12 months pursuant to the terms of the amendment to the loan agreement. However, the amendment to the loan agreement has a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010 and provides that our failure to uphold any of the provisions, representations or covenants of the loan documents, as amended, could constitute an event of default. We can give no assurances that we will be able to comply with the loan agreement, as amended, which could cause the Four Resource Square lender to exercise its remedies under the loan documents including acceleration of all amounts due and payable under the loan and/or foreclosure of the property.
In addition, the mortgage loan for our other consolidated property, the Sevens Building property, which had an outstanding principal balance of $21,382,000 as of March 31, 2010, is due on October 31, 2010. If we cannot sell the Sevens Building property, obtain a forbearance or extension agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The anticipated transfer of our interest in the Executive Center I property to the Executive Center I lender and the near-term maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
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
As of March 31, 2010, we were in default on our mortgage loan for the Executive Center I property, which matured on October 1, 2009 and had an outstanding principal balance of $4,590,000, plus accrued interest. We are currently negotiating a settlement agreement with the Executive Center I lender, whereby we anticipate that the Executive Center I lender will agree to waive its right to exercise certain of its remedies under the loan agreement and to accept a deed-in-lieu of foreclosure of the property. If we are able to enter into a settlement agreement with the lender, we anticipate transferring our ownership interest in the property to the Executive Center I lender in the second quarter of 2010 in exchange for complete cancellation of the loan agreement and release of all of our liabilities, obligations and other indebtedness arising from the loan agreement. However, we can give no assurance that we will be able to enter into a settlement agreement with the Executive Center I lender within the anticipated timeframe, or at all, in which case the Executive Center I lender may elect to foreclose on the property.
As of March 31, 2010, we were also in default on our mortgage loan for the Tiffany Square property, which matured on February 15, 2010 and had an outstanding principal balance of $12,395,000, plus accrued interest, as of March 31, 2010. On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property, for a sales price equal to the outstanding principal balance of the loan, plus accrued interest and any other amounts due under the loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC.
We did not receive any net proceeds from the sale of the Tiffany Square property. Further, if we are able to enter into a settlement agreement with the Executive Center I lender, whereby we transfer our ownership interests in the property to the Executive Center I lender or if the Executive Center I lender elects to foreclose on the property, we will not receive any proceeds in connection with the disposition of the Executive Center I property. The Tiffany Square and Executive Center I properties represented two of only four remaining consolidated properties as of March 31, 2010, and the sale of the Tiffany Square property and anticipated transfer of the Executive Center I property, neither of which have resulted in, or are anticipated to result in, any net proceeds to us, will significantly limit our ability to generate cash to fund our operations and/or pay distributions to our unit holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN 2003 Value Fund, LLC (Registrant)
May 17, 2010 Date	/s/ Kent W. Peters
Kent W. Peters
Chief Executive Officer (principal executive officer)

May 17, 2010 Date	/s/ Paul E. Henderson
Paul E. Henderson
Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description
3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003 (included in Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1
Second Amendment to Loan Documents between sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, NNN Executive Center, LLC, NNN Executive Center II and III 2003, LP, Grubb & Ellis Realty Investors, LLC, NNN Realty Advisors, Inc., NNN Executive Center, LLC, and Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference).

10.2
Amended and Restated Promissory Note by and between NNN Executive Center, LLC, and sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, and NNN Executive Center II and III 2003, LP, payable to Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference).

10.3
Third Modification to Deed of Trust, Security Agreement and Fixture Filing by and between NNN Executive Center, LLC, and sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, and NNN Executive Center II and III 2003, LP, for the benefit of Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference).

10.4
Purchase and Sale Agreement between NNN VF Tiffany Square, LLC and Tiffany Square, LLC, dated April 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2010 and incorporated herein by reference).

10.5
First Amendment to Loan and Security Agreement between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated April 20, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2010 and incorporated herein by reference).

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