Form 10-Q
period 2010-06-30
NNN 2003 VALUE FUND LLC
filed 2010-08-12
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2010, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Real estate investments:
Operating properties, net	$27,703,000	$32,973,000
Properties held for non-sale disposition, net	—	8,567,000
Investments in unconsolidated real estate	153,000	1,101,000

	27,856,000	42,641,000

Cash and cash equivalents	2,118,000	2,724,000
Accounts receivable, net	191,000	354,000
Accounts and loans receivable due from related parties, net	—	475,000
Restricted cash	1,163,000	1,351,000
Identified intangible assets, net	2,118,000	2,852,000
Other assets related to properties held for non-sale disposition	—	2,579,000
Other assets, net	800,000	968,000

Total assets	$34,246,000	$53,944,000

LIABILITIES AND (DEFICIT) EQUITY

Mortgage loans payable	$43,359,000	$43,179,000
Mortgage loans payable secured by properties held for non-sale disposition	—	16,985,000
Accounts payable and accrued liabilities	847,000	1,842,000
Accounts and loans payable due to related parties	39,000	118,000
Acquired lease liabilities, net	50,000	73,000
Other liabilities related to properties held for non-sale disposition, net	—	142,000
Security deposits, prepaid rent and other liabilities	606,000	680,000

Total liabilities	44,901,000	63,019,000

Commitments and contingencies (Note 12)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(10,655,000)	(9,173,000)
Noncontrolling interest equity	—	98,000

Total (deficit) equity	(10,655,000)	(9,075,000)

Total liabilities and (deficit) equity	$34,246,000	$53,944,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental revenue	$1,654,000	$1,769,000	$3,379,000	$3,559,000

Expenses:
Rental expense	797,000	842,000	1,629,000	1,710,000
General and administrative	186,000	99,000	360,000	403,000
Depreciation and amortization	499,000	274,000	967,000	547,000
Real estate related impairments	5,300,000	600,000	5,300,000	600,000

Total expenses	6,782,000	1,815,000	8,256,000	3,260,000

(Loss) income before other income (expense) and discontinued operations	(5,128,000)	(46,000)	(4,877,000)	299,000
Other income (expense):
Interest expense	(691,000)	(978,000)	(1,538,000)	(1,762,000)
Interest and dividend income	8,000	12,000	20,000	24,000
Equity in income (losses) of unconsolidated real estate	1,016,000	(1,525,000)	609,000	(2,565,000)
Other income (expense)	67,000	(5,000)	69,000	(40,000)

Loss from continuing operations	(4,728,000)	(2,542,000)	(5,717,000)	(4,044,000)
Income (loss) from discontinued operations	6,591,000	(2,409,000)	6,137,000	(3,344,000)

Consolidated net income (loss)	1,863,000	(4,951,000)	420,000	(7,388,000)
Income (loss) attributable to noncontrolling interests	—	58,000	(98,000)	(252,000)

Net income (loss) attributable to NNN 2003 Value Fund, LLC	$1,863,000	$(5,009,000)	$518,000	$(7,136,000)

Comprehensive income (loss):
Consolidated net income (loss)	$1,863,000	$(4,951,000)	$420,000	$(7,388,000)
Other comprehensive income (loss)	—	—	—	—

Comprehensive income (loss)	1,863,000	(4,951,000)	420,000	(7,388,000)
Comprehensive income (loss) attributable to noncontrolling interests	—	58,000	(98,000)	(252,000)

Comprehensive income (loss) attributable to NNN 2003 Value Fund, LLC	$1,863,000	$(5,009,000)	$518,000	$(7,136,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY
(Unaudited)

			NNN 2003 Value
	Number		Fund, LLC	Noncontrolling
	of Units	Total Deficit	Deficit	Interests

(Deficit) Equity Balance — December 31, 2009	9,970	$(9,075,000)	$(9,173,000)	$98,000
Distributions	—	(2,000,000)	(2,000,000)	—
Net income (loss)	—	420,000	518,000	(98,000)

Deficit Balance — June 30, 2010	9,970	$(10,655,000)	$(10,655,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$420,000	$(7,388,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Real estate related impairments on consolidated properties	5,300,000	3,300,000
Gains on extinguishment of debt	(6,667,000)	—
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	1,394,000	1,194,000
Equity in (earnings) losses of unconsolidated real estate	(609,000)	2,565,000
Allowance for doubtful accounts	118,000	80,000
Change in operating assets and liabilities:
Accounts receivable, including accounts receivable from related parties	260,000	70,000
Other assets	(317,000)	(166,000)
Restricted cash	(389,000)	184,000
Accounts payable and accrued liabilities, including accounts payable to related parties	384,000	61,000
Security deposits, prepaid rent and other liabilities	(19,000)	1,000

Net cash used in operating activities	(125,000)	(99,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(296,000)	(479,000)
Distributions from unconsolidated real estate	1,268,000	1,000
Proceeds from repayment of loans receivable from related parties	579,000	—
Cash transferred to lender in connection with transfer of property	(213,000)	—

Net cash provided by (used in) investing activities	1,338,000	(478,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,000	104,000
Borrowings on mortgage loans payable	180,000	192,000
Payment of deferred financing costs	—	(23,000)
Distributions to unit holders	(2,000,000)	—

Net cash (used in) provided by financing activities	(1,819,000)	273,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(606,000)	(304,000)
CASH AND CASH EQUIVALENTS — beginning of period	2,724,000	1,459,000

CASH AND CASH EQUIVALENTS — end of period	$2,118,000	$1,155,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,850,000	$2,452,000
Cash paid for income taxes	$—	$15,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$12,000	$67,000
Transfer of real estate and other assets and liabilities in connection with debt extinguishment	$10,749,000	$—
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$17,629,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the six months ended June 30, 2010, we had a loss from continuing operations of $5,717,000 and cash used in operating activities of $125,000. In addition, all of the mortgage loans on our consolidated properties are scheduled to mature in 2010, which may require us to liquidate all or a substantial portion of our assets.
The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of June 30, 2010, is due on October 31, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past October 31, 2010. If we cannot sell the Sevens Building property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,865,000 as of June 30, 2010, is due on November 30, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010. If we cannot sell the Four Resource Square property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
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
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of June 30, 2010 and December 31, 2009 and the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the three and six months ended June 30, 2010 and 2009. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the three and six months ended June 30, 2010 and 2009 we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $5,300,000 against the carrying values of our consolidated real estate investments during the three and six months ended June 30, 2010. We also recognized charges for real estate related impairments of $2,800,000 and $3,300,000 against the carrying values of our consolidated real estate investments during the three and six months ended June 30, 2009, respectively.
Additionally, our unconsolidated properties were also assessed for impairment and an impairment charge of $18,000,000 was recorded against their carrying values during the six months ended June 30, 2010. Our share of this impairment was approximately $374,000, which was limited to the amount of our remaining investment in the unconsolidated property. No impairment charges were recorded by our unconsolidated properties during the three months ended June 30, 2010. During the three and six months ended June 30, 2009, impairment charges of $5,400,000 and $18,800,000, respectively, were recorded against the carrying values of our unconsolidated properties, of which our share was approximately $1,649,000 and $2,647,000, respectively.
Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Real estate related impairments (operating properties)	$5,300,000	$600,000	$5,300,000	$600,000
Equity in losses of unconsolidated real estate (investments in unconsolidated real estate)	—	1,649,000	374,000	2,647,000
Income (loss) from discontinued operations (sold properties)	—	2,200,000	—	2,700,000

	$5,300,000	$4,449,000	$5,674,000	$5,947,000

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
As of June 30, 2010, our operating properties consisted of the Sevens Building and Four Resource Square properties. As of December 31, 2009, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, was also classified as an operating property. However, during the first quarter of 2010, the Tiffany Square property was reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. The Tiffany Square property was sold to an entity affiliated with the Tiffany Square lender on May 7, 2010, and its results of operations are classified as discontinued operations for all periods presented.
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
During the year ended December 31, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009. The property was reclassified as a property held for non-sale disposition at that time, as we intended to transfer the property to the Executive Center I lender in the first half of 2010. In the first quarter of 2010, the Tiffany Square property was also reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. Both of these properties are classified as properties held for non-sale disposition on our condensed consolidated balance sheet as of December 31, 2009. On May 7, 2010, we sold the Tiffany Square property to an entity affiliated with the Tiffany Square lender and, on June 2, 2010, we transferred the Executive Center I property to the Executive Center I lender. As a result, the results of operations for both of these properties are classified as discontinued operations for all periods presented. We had no properties classified as properties held for non-sale disposition as of June 30, 2010.
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
FASB Codification Topic 360, Property, Plant and Equipment, also addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. As of June 30, 2010, none of our consolidated properties are classified as held for sale.
Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of properties that have been disposed of have been excluded from our results from continuing operations for all periods presented. The financial results for these properties are presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 in a single line item entitled “Income (loss) from discontinued operations.”
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Operating properties	$27,703,000	$—	$—	$27,703,000	$(5,300,000)
Investments in unconsolidated real estate	$153,000	$—	$—	$153,000	$—
The following table presents financial and nonfinancial assets and liabilities that were measured at fair value on either a recurring or nonrecurring basis during the six months ended June 30, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Operating properties	$32,789,000	$—	$—	$32,789,000	$(600,000)
Properties held for non-sale disposition	$8,026,000	$—	$—	$8,026,000	$(2,700,000)
Property held for sale	$9,393,000	$—	$—	$9,393,000	$—
Investments in unconsolidated real estate	$1,468,000	$—	$—	$1,468,000	$—
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
Financial instruments on our condensed consolidated balance sheets consist of cash and cash equivalents, accounts and loans receivable, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to and from related parties is not determinable due to their related party nature. As of June 30, 2010 and December 31, 2009, we estimate the fair value of our mortgage loans payable, including mortgage loans payable secured by properties held for non-sale disposition, to be approximately $30,250,000 and $47,993,000, respectively, compared to their carrying values of $43,359,000 and $60,164,000, respectively. The fair value of the mortgage loans payable are estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three and six months ended June 30, 2010 and 2009.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
3. Real Estate Investments — Operating Properties
Our investments in operating properties consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Buildings and tenant improvements	$27,028,000	$30,725,000
Land	4,137,000	5,092,000

	31,165,000	35,817,000
Less: accumulated depreciation	(3,462,000)	(2,844,000)

	$27,703,000	$32,973,000

Depreciation expense was $321,000 and $177,000 for the three months ended June 30, 2010 and 2009, respectively, and $618,000 and $355,000 for the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010 and December 31, 2009, our operating properties consisted of the Four Resource Square and Sevens Building properties.
4. Real Estate Investments — Properties Held for Non-Sale Disposition
Our investments in properties held for non-sale disposition consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Buildings and tenant improvements	$—	$8,349,000
Land	—	2,030,000

	—	10,379,000
Less: accumulated depreciation	—	(1,812,000)

	$—	$8,567,000

Depreciation expense was $42,000 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $101,000 and $37,000 for the six months ended June 30, 2010 and 2009, respectively.
As of December 31, 2009, our properties held for non-sale disposition consisted of the Tiffany Square and Executive Center I properties. On May 7, 2010, we sold the Tiffany Square property to an entity affiliated with the Tiffany Square lender and, on June 2, 2010, we transferred the Executive Center I property to the Executive Center I lender. As a result, we had no properties classified as properties held for non-sale disposition as of June 30, 2010. See Note 14, Discontinued Operations, for further information.
5. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of June 30, 2010 and December 31, 2009:

Property	Location	June 30, 2010	December 31, 2009
Chase Tower	Austin, TX	$59,000	$727,000
Enterprise Technology Center	Scotts Valley, CA	—	374,000
Executive Center II and III	Dallas, TX	94,000	—

		$153,000	$1,101,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Summarized Financial Information
Summarized condensed combined financial information about our unconsolidated real estate as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 is as follows:

	June 30, 2010	December 31, 2009

Assets (primarily real estate, net of impairments)	$20,309,000	$140,954,000

Mortgage loans and other debt payable	$32,562,000	$117,582,000
Other liabilities	3,326,000	15,987,000
(Deficit) equity	(15,579,000)	7,385,000

Total liabilities and (deficit) equity	$20,309,000	$140,954,000

Our share of equity	$153,000	$1,101,000

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$539,000	$1,518,000	$2,218,000	$3,005,000
Rental and other expenses	1,997,000	1,495,000	21,699,000	13,041,000

(Loss) income from continuing operations	(1,458,000)	23,000	(19,481,000)	(10,036,000)
Income (loss) from discontinued operations	3,219,000	(4,682,000)	2,741,000	(8,211,000)

Net income (loss)	$1,761,000	$(4,659,000)	$(16,740,000)	$(18,247,000)

Our equity in income (losses) of unconsolidated real estate	$635,000	$(1,525,000)	$261,000	$(2,565,000)

Total real estate related impairment charges of $5,400,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three months ended June 30, 2009. Our share of these real estate related impairment charges was approximately $1,649,000 during the three months ended June 30, 2009, and is included in the condensed consolidated statements of operations in the line item entitled “Equity in income (losses) of unconsolidated real estate.” No real estate related impairment charges were recorded against our unconsolidated properties during the three months ended June 30, 2010.
Total real estate related impairment charges of $18,000,000 and $18,800,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the six months ended June 30, 2010 and 2009, respectively. Our share of these real estate related impairment charges was approximately $374,000 and $2,647,000 during the six months ended June 30, 2010 and 2009, respectively, and is included in the condensed consolidated statements of operations in the line item entitled “Equity in income (losses) of unconsolidated real estate.” Since we have no commitment to fund deficit capital accounts, the amount of losses from unconsolidated real estate that we record is limited to the amount of our remaining investment in each respective unconsolidated property. During the six months ended June 30, 2010, our share of the $18,000,000 real estate related impairment charge recorded by one of our unconsolidated properties was limited to our remaining investment in that property.
In addition, during the three and six months ended June 30, 2010, we recorded $381,000 and $348,000 of net reversals of the allowances previously recorded against the carrying values of our notes receivable from the Executive Center II and III property, which were paid in full upon the sale of the property. These allowance reversals are included in the line item entitled “Equity in income (losses) of unconsolidated real estate.” The allowances were recorded during the year ended December 31, 2009 and the three months ended March 31, 2010, and were required under FASB Codification Topic 323, Investments — Equity Method and Joint Ventures, as our share of losses incurred by the Executive Center II and III property exceeded the amount of our equity investment.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of June 30, 2010 and December 31, 2009:

	Ownership
Property	Percentage	June 30, 2010	December 31, 2009
Chase Tower	14.8%	$—	$67,781,000
Enterprise Technology Center	8.5%	32,562,000	32,771,000
Executive Center II and III	41.1%	—	17,030,000

		$32,562,000	$117,582,000

Chase Tower
On January 25, 2010, we, along with NNN Chase Tower REO, LP, an entity managed by our manager, NNN OF8 Chase Tower REO, LP, an entity also managed by our manager, and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), an unaffiliated third party, sold Chase Tower, located in Austin, Texas, or the Chase Tower property, to 221 West Sixth Street, LLC, an unaffiliated third party, for an aggregate sales price of $73,850,000. We owned a 14.8% interest in the Chase Tower property. Our portion of the net cash proceeds were $526,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Chase Tower property, therefore, a disposition fee was not paid to our manager. We also received a $201,000 distribution of excess cash from the Chase Tower property during the six months ended June 30, 2010.
Enterprise Technology Center
On April 11, 2010, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, was unable to pay in full the monthly interest and principal payment due on its mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents.
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
Executive Center II and III
On May 24, 2010, we, through NNN Executive Center II and III 2003, LP, our indirect subsidiary, along with NNN Executive Center, LLC, an entity also managed by our manager, and sixteen unaffiliated third party entities sold Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property, to Boxer F2, L.P., an unaffiliated third party, for an aggregate sales price of $17,000,000. We owned a 41.1% interest in the Executive Center II and III property. Our portion of the net cash proceeds was $541,000 after payment of the related mortgage loan, closing costs and other transaction expenses. In connection with the sale of the Executive II and III property, we also received approximately $787,000 as full repayment of a note receivable and accrued interest due to us from the property. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Executive Center II and III property, therefore, a disposition fee was not paid to our manager.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Loan Covenants
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants and other requirements. As of June 30, 2010, the Enterprise Technology Center mortgage loan was in default, as discussed above.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II and III property had outstanding unsecured notes due to our manager as of December 31, 2009, per the table below. These notes bore interest at 8.00% per annum and had original maturity dates of January 1, 2009. Pursuant to the terms of the unsecured notes, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity dates of the unsecured notes were automatically extended to January 1, 2010 and, on February 23, 2010, the maturity dates were further extended to January 15, 2011. Upon sale of the Executive Center II and III property on May 24, 2010, a payment of $500,000 was made toward the principal balance of these notes, and the remaining principal balance of $945,000, as well as accrued interest of $555,000, was forgiven by our manager.

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
6. Identified Intangible Assets
Identified intangible assets consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
In-place leases and tenant relationships, net of accumulated amortization of $1,989,000 and $1,723,000 as of June 30, 2010 and December 31, 2009, respectively (with weighted average lives of 26 months and 58 months for in-place leases and tenant relationships, respectively, as of June 30, 2010 and weighted-average lives of 32 months and 64 months for in-place leases and tenant relationships, respectively, as of December 31, 2009)	$2,118,000	$2,852,000

Amortization expense recorded on the identified intangible assets was $135,000 and $79,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense recorded on the identified intangible assets was $266,000 and $158,000 for the six months ended June 30, 2010 and 2009, respectively.
7. Other Assets
Other assets consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred rent receivable	$292,000	$352,000
Lease commissions, net of accumulated amortization of $295,000 and $210,000 as of June 30, 2010 and December 31, 2009, respectively	330,000	394,000
Deferred financing costs, net of accumulated amortization of $850,000 and $741,000 as of June 30, 2010 and December 31, 2009, respectively	60,000	164,000
Prepaid expenses, deposits and other	118,000	58,000

	$800,000	$968,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
8. Mortgage Loans Payable
Mortgage loans payable secured by our consolidated properties, including mortgage loans on properties held for non-sale disposition, consisted of the following as of June 30, 2010 and December 31, 2009:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Variable rate	$22,359,000	$34,574,000	7.15%	7.47%
Fixed rate	21,000,000	25,590,000	5.95%	7.04%

	$43,359,000	$60,164,000	6.57%	7.28%

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. As of June 30, 2010, we were in compliance with all such requirements, as amended, on all mortgage loans secured by our consolidated properties.
The maturity dates and outstanding principal balances of our consolidated mortgage loans payable as of June 30, 2010 is as follows:

	Property	Maturity	Outstanding Principal
Property	Classification	Date	June 30, 2010	December 31, 2009
Sevens Building	Operating	10/31/2010	$21,494,000	$21,382,000
Four Resource Square	Operating	11/30/2010	21,865,000	21,797,000
Tiffany Square	Held for Non-Sale Disposition	N/A	—	12,395,000
Executive Center I	Held for Non-Sale Disposition	N/A	—	4,590,000

			$43,359,000	$60,164,000

Four Resource Square Mortgage Loan Extension
On April 20, 2010, we entered into an amendment to the loan and security agreement with the Four Resource Square lender, with an effective date of March 7, 2010, to extend the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan becomes due and payable, whether by acceleration or otherwise. The amendment also has an option to extend the maturity date of November 30, 2010 for an additional 12 months pursuant to the terms of the amendment. However, the amendment has a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010 and provides that our failure to uphold any of the provisions, representations or covenants of the loan documents, as amended, could constitute an event of default. We can give no assurances that we will be able to comply with the loan agreement, as amended; therefore, the Four Resource Square lender may elect to exercise its remedies under the loan documents including acceleration of all amounts due and payable under the loan and/or foreclosure of the property.
Tiffany Square Mortgage Loan Cancellation
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. This loan was fully repaid and cancelled upon the transfer of the property.
Executive Center I Mortgage Loan Cancellation
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
9. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and properties with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of June 30, 2010 and December 31, 2009:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still exists as of June 30, 2010.
10. 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of June 30, 2010 and December 31, 2009, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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
Effective November 1, 2008, we suspended regular, monthly cash distributions to all unit holders. Instead, we make periodic distributions to unit holders from available funds, if any. During the six months ended June 30, 2010, distributions of approximately $201 per unit were declared, resulting in aggregate distributions paid to our unit holders of $2,000,000. No distributions were declared during the six months ended June 30, 2009. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and six months ended June 30, 2010 and 2009 were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. We incurred property management fees to Realty of $103,000 and $135,000 for the three months ended June 30, 2010 and 2009, respectively, and $230,000 and $268,000 for the six months ended June 30, 2010 and 2009, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. We did not incur any real estate acquisition fees for the three and six months ended June 30, 2010 and 2009.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. We did not incur any real estate disposition fees for the three and six months ended June 30, 2010 and 2009.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. We incurred leasing commissions to Realty of $82,000 and $22,000 for the three months ended June 30, 2010 and 2009, respectively, and $203,000 and $88,000 for the six months ended June 30, 2010 and 2009, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. We incurred accounting fees to our manager of $19,000 for the three months ended June 30, 2009 and $39,000 for the six months ended June 30, 2009. No accounting fees were incurred for the three and six months ended June 30, 2010.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. We did not incur any construction management fees for the three and six months ended June 30, 2010 and 2009.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. We did not incur any loan fees for the three and six months ended June 30, 2010 and 2009.
Related Party Payables
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of June 30, 2010 and December 31, 2009, the amount payable by us was $39,000 and $118,000, respectively, and is included in the accompanying condensed consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Related Party Receivables
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provides for interest at a fixed rate of 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011. Upon sale of the Executive Center II and III property on May 24, 2010, the $579,000 note receivable, as well as $208,000 of accrued interest, was repaid in full.
As of December 31, 2009, the amount due to us related to the unsecured note described above, net of allowances, and for management fees due from an affiliated entity was $475,000, which is included in the accompanying condensed consolidated balance sheet in the line item entitled “Accounts and loans receivable due from related parties, net.”
12. Commitments and Contingencies
Litigation
Neither we nor any of our properties are presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us or any of our properties that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that material environmental liabilities do not exist, we are not currently aware of any environmental liabilities with respect to our properties that would have a material adverse effect on our financial condition, results of operations or cash flows. Further, we are not aware of any environmental liabilities or any unasserted claims or assessments with respect to environmental liabilities that we believe would require additional disclosure or the recording of a loss contingency.
13. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of June 30, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of June 30, 2010, we held interests in two consolidated properties with one property located in Missouri, which accounted for 61.0% of our aggregate annual rental revenue, and one property located in North Carolina, which accounted for 39.0% of our aggregate annual rental revenue. Rental revenue is based on contractual base rent from leases in effect as of June 30, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
As of June 30, 2010, one tenant at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

Lease
Expiration
Tenant	Property	Date
McKesson Information Solutions, Inc.	Four Resource Square	06/30/2012
As of June 30, 2009, two tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

Lease
Expiration
Tenant	Property	Date
GSA-FBI	901 Civic Center	05/03/2012
McKesson Information Solutions, Inc.	Four Resource Square	06/30/2012
14. Discontinued Operations
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three and six months ended June 30, 2010 and 2009, discontinued operations include the net income (loss) of the following properties:

Date Designated
Property	Date Acquired	for Sale	Date of Disposal
901 Civic Center	04/24/2006	09/26/2008	07/17/2009
Tiffany Square	11/15/2006	N/A	05/07/2010
Executive Center I	12/30/2003	N/A	06/02/2010
On July 17, 2009, we sold 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the 901 Civic Center property, therefore, a disposition fee was not paid to our manager. We recorded a gain on sale of the 901 Civic Center property of $758,000. We owned a 96.9% interest in the 901 Civic Center property.
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. We did not receive any cash proceeds from the transfer of the Tiffany Square property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Tiffany Square property of $4,144,000 during the three and six months ended June 30, 2010.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Executive Center I property of $2,523,000 during the three and six months ended June 30, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental revenue	$325,000	$1,007,000	$936,000	$1,959,000
Rental expense (including general, administrative, depreciation and amortization)	(276,000)	(638,000)	(845,000)	(1,520,000)
Real estate related impairments	—	(2,200,000)	—	(2,700,000)

Income (loss) from discontinued operations before other income (expense)	49,000	(1,831,000)	91,000	(2,261,000)
Interest and other expense	(125,000)	(578,000)	(621,000)	(1,083,000)
Gains on extinguishment of debt	6,667,000	—	6,667,000	—

Income (loss) from discontinued operations	6,591,000	(2,409,000)	6,137,000	(3,344,000)
Income (loss) from discontinued operations attributable to noncontrolling interests	—	4,000	—	6,000

Income (loss) from discontinued operations attributable to NNN 2003 Value Fund, LLC	$6,591,000	$(2,413,000)	$6,137,000	$(3,350,000)

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2010 and December 31, 2009, together with our results of operations for the three and six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our manager (as defined below); and litigation. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the six months ended June 30, 2010, we had a loss from continuing operations of $5,717,000 and cash used in operating activities of $125,000. In addition, all of the mortgage loans on our consolidated properties are scheduled to mature in 2010, which may require us to liquidate all or a substantial portion of our assets.

The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of June 30, 2010, is due on October 31, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past October 31, 2010. If we cannot sell the Sevens Building property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,865,000 as of June 30, 2010, is due on November 30, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010. If we cannot sell the Four Resource Square property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
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
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of June 30, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.

Acquisitions and Dispositions
We did not acquire any consolidated properties during the six months ended June 30, 2010.
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. We did not receive any cash proceeds from the transfer of the Tiffany Square property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Tiffany Square property of $4,144,000 during the three and six months ended June 30, 2010, which is included in the line item entitled “Income (loss) from discontinued operations” on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property, and we did not pay our manager, a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Executive Center I property of $2,523,000 during the three and six months ended June 30, 2010, which is included in the line item entitled “Income (loss) from discontinued operations” on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010.
Critical Accounting Policies
The complete listing of our critical accounting policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010, and there have been no material changes to our critical accounting policies as disclosed therein.
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
Scheduled Lease Expirations
As of June 30, 2010, our two consolidated properties were 85.1% leased to 66 tenants. Leases representing approximately 24.7% of the total leased area expire during the remainder of 2010. Our leasing strategy for the remainder of 2010 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we evaluate any tenant relationship intangible assets in connection with our assessment of real estate assets for impairment.
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
We have made reclassifications for all properties sold or designated as held for sale as of June 30, 2010 from “Loss from continuing operations” to “Income (loss) from discontinued operations” for all periods presented to conform with the current year financial statement presentation. In addition, we have made reclassifications from “Income (loss) from discontinued operations” to “Loss from continuing operations” for all periods presented for properties that no longer met the held for sale classification criteria as of June 30, 2010.

Comparison of the Three Months Ended June 30, 2010 and 2009

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Revenues:
Rental revenue	$1,654,000	$1,769,000	$(115,000)	(6.5)%

Expenses:
Rental expense	797,000	842,000	(45,000)	(5.3)%
General and administrative	186,000	99,000	87,000	87.9%
Depreciation and amortization	499,000	274,000	225,000	82.1%
Real estate related impairments	5,300,000	600,000	4,700,000	783.3%

	6,782,000	1,815,000	4,967,000	273.7%

Loss before other income (expense) and discontinued operations	(5,128,000)	(46,000)	(5,082,000)	11,047.8%
Other income (expense):
Interest expense	(691,000)	(978,000)	287,000	(29.3)%
Interest and dividend income	8,000	12,000	(4,000)	(33.3)%
Equity in income (losses) of unconsolidated real estate	1,016,000	(1,525,000)	2,541,000	166.6%
Other income (expense)	67,000	(5,000)	72,000	1,440.0%

Loss from continuing operations	(4,728,000)	(2,542,000)	(2,186,000)	86.0%
Income (loss) from discontinued operations	6,591,000	(2,409,000)	9,000,000	373.6%

Consolidated net income (loss)	$1,863,000	$(4,951,000)	$6,814,000	137.6%

Rental Revenue
Rental revenue decreased $115,000, or 6.5%, to $1,654,000, during the three months ended June 30, 2010, compared to rental revenue of $1,769,000 for the three months ended June 30, 2009. The decrease was primarily attributable to some lease terminations at the Sevens Building property.
Rental Expense
Rental expense decreased $45,000, or 5.3%, to $797,000, during the three months ended June 30, 2010, compared to rental expense of $842,000 for the three months ended June 30, 2009. The decrease was primarily attributable to lower maintenance and other operating expenses at the Sevens Building and Four Resource Square properties.
General and Administrative
General and administrative expense increased $87,000, or 87.9%, to $186,000, during the three months ended June 30, 2010, compared to general and administrative expense of $99,000 for the three months ended June 30, 2009. The increase was primarily due to higher tax return preparation fees and bad debt expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $225,000, or 82.1%, to $499,000, during the three months ended June 30, 2010, compared to depreciation and amortization expense of $274,000 for the three months ended June 30, 2009. The increase was primarily due to higher depreciation expense for the Sevens Building property. The Sevens Building property was classified as held for sale for the majority of 2009 and, accordingly, was not depreciated. In the fourth quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.

Real Estate Related Impairments
Real estate related impairments were $5,300,000 during the three months ended June 30, 2010, compared to real estate related impairments of $600,000 for the three months ended June 30, 2009. In both periods, the real estate related impairments were due to impairment charges recorded against the carrying value of the Sevens Building property. The larger impairment recorded related to the Sevens Building property during the three months ended June 30, 2010 was primarily due to the identification of some repair and restoration work required on the property’s parking structure, as well as a decrease in our lease renewal rate estimates.
Interest Expense
Interest expense decreased $287,000, or 29.3%, to $691,000, during the three months ended June 30, 2010, compared to interest expense of $978,000 for the three months ended June 30, 2009. The decrease was partly due to the reversal of default interest on the Four Resource Square loan. During the three months ended March 31, 2010, default interest was recorded for this loan, as it matured on March 7, 2010 and was not repaid. This loan default was cured on April 20, 2010 upon the execution of a loan amendment, and the default interest was reversed at that time. The decrease in interest expense was also due to lower amortization of deferred financing fees related to the Four Resource Square loan because the fees became fully amortized upon the original maturity date of the loan on March 7, 2010.
Interest and Dividend Income
Interest and dividend income was $8,000 during the three months ended June 30, 2010, compared to interest and dividend income of $12,000 for the three months ended June 30, 2009.
Equity in Income (Losses) of Unconsolidated Real Estate
Equity in income of unconsolidated real estate was $1,016,000 during the three months ended June 30, 2010, compared to equity in losses of unconsolidated real estate of $1,525,000 for the three months ended June 30, 2009. The equity in income of unconsolidated real estate for the three months ended June 30, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of the Executive Center II and III property and (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property. The equity in losses of unconsolidated real estate for the three months ended June 30, 2009 was primarily attributable to real estate related impairment charges of $5,400,000 that were recorded at our unconsolidated real estate, of which our portion was approximately $1,649,000.
Other Income (Expense)
Other income was $67,000 during the three months ended June 30, 2010, compared to other expense of $5,000 for the three months ended June 30, 2009.
Income (Loss) from Discontinued Operations
Income from discontinued operations was $6,591,000 during the three months ended June 30, 2010, compared to a loss from discontinued operations of $2,409,000 for the three months ended June 30, 2009. During the three months ended June 30, 2010, the income from discontinued operations resulted primarily from the gains recognized on the extinguishment of debt related to the Tiffany Square and Executive Center I properties of $4,144,000 and $2,523,000, respectively. The loss from discontinued operations during the three months ended June 30, 2009 was mainly due to a $2,200,000 real estate related impairment charge recorded against the carrying value of the Executive Center I property during the period.
Consolidated Net Income (Loss)
As a result of the above, consolidated net income was $1,863,000 for the three months ended June 30, 2010, compared to consolidated net loss of $4,951,000 for the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Revenues:
Rental revenue	$3,379,000	$3,559,000	$(180,000)	(5.1)%

Expenses:
Rental expense	1,629,000	1,710,000	(81,000)	(4.7)%
General and administrative	360,000	403,000	(43,000)	(10.7)%
Depreciation and amortization	967,000	547,000	420,000	76.8%
Real estate related impairments	5,300,000	600,000	4,700,000	783.3%

	8,256,000	3,260,000	4,996,000	153.3%

(Loss) income before other income (expense) and discontinued operations	(4,877,000)	299,000	(5,176,000)	(1,731.1)%
Other income (expense):
Interest expense	(1,538,000)	(1,762,000)	224,000	(12.7)%
Interest and dividend income	20,000	24,000	(4,000)	(16.7)%
Equity in income (losses) of unconsolidated real estate	609,000	(2,565,000)	3,174,000	123.7%
Other income (expense)	69,000	(40,000)	109,000	272.5%

Loss from continuing operations	(5,717,000)	(4,044,000)	(1,673,000)	41.4%
Income (loss) from discontinued operations	6,137,000	(3,344,000)	9,481,000	283.5%

Consolidated net income (loss)	$420,000	$(7,388,000)	$7,808,000	105.7%

Rental Revenue
Rental revenue decreased $180,000, or 5.1%, to $3,379,000, during the six months ended June 30, 2010, compared to rental revenue of $3,559,000 for the six months ended June 30, 2009. The decrease was primarily attributable to some lease terminations and lower parking income at the Sevens Building property.
Rental Expense
Rental expense decreased $81,000, or 4.7%, to $1,629,000, during the six months ended June 30, 2010, compared to rental expense of $1,710,000 for the six months ended June 30, 2009. The decrease was primarily attributable to lower maintenance and other operating expenses at the Sevens Building and Four Resource Square properties.
General and Administrative
General and administrative expense decreased $43,000, or 10.7%, to $360,000, during the six months ended June 30, 2010, compared to general and administrative expense of $403,000 for the six months ended June 30, 2009. The decrease was primarily due to lower external audit fees, which were partially offset by higher bad debt expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $420,000, or 76.8%, to $967,000, during the six months ended June 30, 2010, compared to depreciation and amortization expense of $547,000 for the six months ended June 30, 2009. The increase was primarily due to higher depreciation expense for the Sevens Building property. The Sevens Building property was classified as held for sale for the majority of 2009 and, accordingly, was not depreciated. In the fourth quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.

Real Estate Related Impairments
Real estate related impairments were $5,300,000 during the six months ended June 30, 2010, compared to real estate related impairments of $600,000 for the six months ended June 30, 2009. In both periods, the real estate related impairments were due to impairment charges recorded against the carrying value of the Sevens Building property. The larger impairment recorded related to the Sevens Building property during the six months ended June 30, 2010 was primarily due to the identification of some repair and restoration work required on the property’s parking structure, as well as a decrease in our lease renewal rate estimates.
Interest Expense
Interest expense decreased $224,000, or 12.7%, to $1,538,000, during the six months ended June 30, 2010, compared to interest expense of $1,762,000 for the six months ended June 30, 2009. The decrease was partly due to lower amortization of deferred financing fees related to the Four Resource Square loan because the fees became fully amortized upon the original maturity date of the loan on March 7, 2010.
Interest and Dividend Income
Interest and dividend income was $20,000 during the six months ended June 30, 2010, compared to $24,000 during the six months ended June 30, 2009.
Equity in Income (Losses) of Unconsolidated Real Estate
Equity in income of unconsolidated real estate was $609,000 during the six months ended June 30, 2010, compared to equity in losses of unconsolidated real estate of $2,565,000 for the six months ended June 30, 2009. The equity in income of unconsolidated real estate for the six months ended June 30, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of the Executive Center II and III property, (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property, and (iii) our share of the $18,000,000 real estate related impairment charge recorded by the Enterprise Technology Center property, which was limited to the amount of our remaining investment in the property.
The equity in losses of unconsolidated real estate for the six months ended June 30, 2009 was primarily attributable to real estate related impairment charges of $18,800,000 that were recorded at our unconsolidated real estate, of which our portion was approximately $2,647,000.
Other Income (Expense)
Other income was $69,000 during the six months ended June 30, 2010, compared to other expense of $40,000 for the six months ended June 30, 2009.
Income (Loss) from Discontinued Operations
Income from discontinued operations was $6,137,000 during the six months ended June 30, 2010, compared to a loss from discontinued operations of $3,344,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, the income from discontinued operations resulted primarily from the gains recognized on the extinguishment of debt related to the Tiffany Square and Executive Center I properties of $4,144,000 and $2,523,000, respectively. The loss from discontinued operations during the six months ended June 30, 2009 was mainly due to $2,700,000 of real estate related impairment charges recorded against the carrying value of the Executive Center I property during the period.
Consolidated Net Loss
As a result of the above, consolidated net income was $420,000 for the six months ended June 30, 2010, compared to consolidated net loss of $7,388,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources
Ability to Continue as a Going Concern
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the six months ended June 30, 2010, we had a loss from continuing operations of $5,717,000 and cash used in operating activities of $125,000. In addition, all of the mortgage loans on our consolidated properties are scheduled to mature in 2010, which may require us to liquidate all or a substantial portion of our assets.
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of June 30, 2010, is due on October 31, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past October 31, 2010. If we cannot sell the Sevens Building property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,865,000 as of June 30, 2010, is due on November 30, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010. If we cannot sell the Four Resource Square property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
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

There are currently no limits or restrictions on the use of proceeds from our manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties. Our distribution rate was at 7.0% per annum (excluding special distributions), prior to the suspension of distributions effective November 1, 2008, and was the same among all unit holders since inception through November 1, 2008. The suspension of distributions allows us to conserve approximately $290,000 per month. These funds have been applied, and it is anticipated that they will continue to be applied, towards future tenant lease up costs not covered by lender reserves and to supplement the lender reserve funding and other operating costs as necessary.
Debt Financing
One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness, which includes mortgage loans payable and other debt. As of June 30, 2010 and December 31, 2009, $22,359,000, or 51.6%, and $34,574,000, or 57.5%, respectively, of our total debt required interest payments based on variable rates, and the remaining debt was at fixed rates. The fixed interest rate mortgage loans payable require monthly interest payments based on a fixed rate of 5.95% per annum as of June 30, 2010. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 2.60% to 7.25% per annum as of June 30, 2010.
The composition of our aggregate mortgage loans payable on consolidated properties as of June 30, 2010 was as follows:

	Total Mortgage Loans Payable		Weighted-Average Interest Rate
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Variable rate	$22,359,000	$34,574,000	7.15%	7.47%
Fixed rate	21,000,000	25,590,000	5.95%	7.04%

	$43,359,000	$60,164,000	6.57%	7.28%

Additional information regarding our mortgage loans payable as of June 30, 2010 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Sevens Building(1)	21,494,000	10/31/2010	5.87%	Fixed & Variable
Four Resource Square	21,865,000	11/30/2010	7.25%	Variable

	$43,359,000

Unconsolidated Property:
Enterprise Technology Center(2)	$32,562,000	05/11/2011	11.44%	Fixed

(1)	Includes $21,000,000 with a fixed interest rate of 5.95% per annum and $494,000 with a variable interest rate of 2.60% per annum as of June 30, 2010.

(2)	The mortgage loan on the Enterprise Technology Center property is in default due to non-payment of monthly interest and principal, and we are currently discussing our options regarding this property with the lender. The interest rate is comprised of the 6.44% per annum fixed interest rate plus an additional 5.00% per annum of default interest.
Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. As of June 30, 2010, we were in compliance with all such requirements, as amended, on all mortgage loans secured by our consolidated properties.

Cash Flows
Net cash used in operating activities was $125,000 for the six months ended June 30, 2010, an increase of $26,000, compared to cash used in operating activities of $99,000 for the six months ended June 30, 2009. This increase in cash used in operating activities was due primarily to increases in property tax reserve balances and other operating assets.
Cash flows provided by investing activities was $1,338,000 for the six months ended June 30, 2010, compared to cash used in investing activities of $478,000 for the six months ended June 30, 2009. The improvement in cash flows from investing activities between the two periods was primarily due to the sales of the Chase Tower and Executive Center II and III properties, which resulted in distributions from unconsolidated real estate of $1,268,000, and the receipt of payment on the $579,000 loan receivable from the Executive Center II and III property, all of which occurred during the six months ended June 30, 2010.
Cash flows used in financing activities was $1,819,000 for the six months ended June 30, 2010, compared to cash provided by financing activities of $273,000 for the six months ended June 30, 2009. The cash used in financing activities during the six months ended June 30, 2010 was primarily due to $2,000,000 of distributions to our unit holders during the period. There were no distributions to unit holders during the six months ended June 30, 2009.
Other Liquidity Needs
We have restricted cash balances of $1,163,000 as of June 30, 2010, which are primarily held as credit enhancements and as reserves for property taxes and insurance in connection with our loan portfolio. In addition, $217,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer for a period of five years, which ends in December 2010. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.
We estimate that our expenditures for capital improvements, tenant improvements and lease commissions will be insignificant for the remainder of 2010. We have no reserves for these expenditures, and any such expenditures will be funded from net cash from operations, if any. We cannot provide assurance, however, that our required expenditures for capital improvements, tenant improvements and lease commissions will not exceed our estimates.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our consolidated debt balance, excluding any available extension options, as well as scheduled interest payments on our debt as of June 30, 2010.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — variable rate debt	$22,359,000	$—	$—	$—	$22,359,000
Principal payments — fixed rate debt	21,000,000	—	—	—	21,000,000
Interest payments — variable rate debt (based on rates in effect as of June 30, 2010)	665,000	—	—	—	665,000
Interest payments — fixed rate debt	417,000	—	—	—	417,000

	$44,441,000	$—	$—	$—	$44,441,000

Off-Balance Sheet Arrangements
As of June 30, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
The table below presents, as of June 30, 2010, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate mortgage loans payable	$21,000,000	$—	$—	$—	$—	$—	$21,000,000	$15,632,000
Weighted average interest rate on maturing fixed rate debt	5.95%	—%	—%	—%	—%	—%	5.95%
Variable rate mortgage loans payable	$22,359,000	$—	$—	$—	$—	$—	$22,359,000	$14,618,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of June 30, 2010)	7.15%	—%	—%	—%	—%	—%	7.15%
As of June 30, 2010, we estimate the fair value of our mortgage loans payable to be approximately $30,250,000. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for both of our consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
As of June 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.60% to 7.25% per annum and a weighted average effective interest rate of 6.57% per annum. As of June 30, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have had an insignificant impact on our overall annual interest expense.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2010 was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purposes stated above.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the six months ended June 30, 2010, we had a loss from continuing operations of $5,717,000 and cash used in operating activities of $125,000. In addition, all of the mortgage loans on our consolidated properties are scheduled to mature in 2010, which may require us to liquidate all or a substantial portion of our assets.
The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of June 30, 2010, is due on October 31, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past October 31, 2010. If we cannot sell the Sevens Building property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,865,000 as of June 30, 2010, is due on November 30, 2010. We have an option to extend the maturity date for an additional 12 months; however, the loan documents include a number of provisions, representations and covenants which may not allow us to extend the maturity date past November 30, 2010. If we cannot sell the Four Resource Square property, extend the maturity of the loan, obtain a forbearance agreement, or obtain new or alternative financing on as favorable terms as our existing mortgage loan, we may trigger a default on this mortgage loan as well, which could result in increased financial obligations, foreclosure or a deed-in-lieu of foreclosure of the property.
The near-term maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, combined with our deficit cash flow from operations, raises substantial doubt about our ability to continue as a going concern.
Our accompanying condensed consolidated financial statements have been prepared assuming that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We will rely on the disposition of our properties to generate cash to fund our operations and pay distributions to our unit holders.
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. We did not receive any cash proceeds from the transfer of the Tiffany Square property.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property.
As of June 30, 2010, we have two remaining consolidated properties, the Sevens Building and Four Resource Square properties. If we are unable to sell these properties for sales prices in excess of their respective mortgage loan balances, our ability to generate cash to fund our operations and/or pay future distributions to our unit holders will be significantly limited.
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

NNN 2003 Value Fund, LLC (Registrant)
August 12, 2010	/s/ Kent W. Peters
Date	Kent W. Peters
Chief Executive Officer (principal executive officer)

August 12, 2010	/s/ Paul E. Henderson
Date	Paul E. Henderson
Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description
3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003 (included in Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)
10.1
Purchase and Sale Agreement between NNN VF Tiffany Square, LLC and Tiffany Square, LLC, dated April 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2010 and incorporated herein by reference)

10.2
First Amendment to Loan and Security Agreement between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated April 20, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2010 and incorporated herein by reference)

10.3
Settlement Agreement between NNN Executive Center 2003, LP and Ivan Halaj and Vilma Halaj Inter Vivos Trust, dated May 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

10.4
Amendment to Settlement Agreement between NNN Executive Center 2003, LP and Ivan Halaj and Vilma Halaj Inter Vivos Trust, dated June 2, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

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