Form 10-Q
period 2010-09-30
NNN 2003 VALUE FUND LLC
filed 2010-11-12
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 12, 2010, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009	3

Unaudited Condensed Consolidated Statement of (Deficit) Equity for the Nine Months Ended September 30, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. [Removed and Reserved.]	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Real estate investments:
Properties held for non-sale disposition, net	$27,454,000	$41,540,000
Investments in unconsolidated real estate	100,000	1,101,000

	27,554,000	42,641,000

Cash and cash equivalents	1,851,000	2,724,000
Accounts receivable, net	86,000	354,000
Accounts and loans receivable due from related parties, net	—	475,000
Restricted cash	1,398,000	1,351,000
Intangible assets related to properties held for non-sale disposition, net	2,026,000	4,233,000
Other assets related to properties held for non-sale disposition, net	771,000	2,166,000

Total assets	$33,686,000	$53,944,000

LIABILITIES AND (DEFICIT) EQUITY

Mortgage loans payable secured by properties held for non-sale disposition	$43,382,000	$60,164,000
Accounts payable and accrued liabilities	1,034,000	1,842,000
Accounts and loans payable due to related parties	43,000	118,000
Other liabilities related to properties held for non-sale disposition, net	439,000	678,000
Other liabilities	218,000	217,000

Total liabilities	45,116,000	63,019,000

Commitments and contingencies (Note 11)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(11,430,000)	(9,173,000)
Noncontrolling interest equity	—	98,000

Total (deficit) equity	(11,430,000)	(9,075,000)

Total liabilities and (deficit) equity	$33,686,000	$53,944,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental revenue of operations held for non-sale disposition	$1,790,000	$1,664,000	$5,220,000	$5,212,000

Expenses:
Operating expenses of operations held for non-sale disposition	1,230,000	1,142,000	3,955,000	3,440,000
General and administrative	73,000	139,000	304,000	502,000
Real estate related impairments of operations held for non-sale disposition	—	100,000	5,300,000	700,000

Total expenses	1,303,000	1,381,000	9,559,000	4,642,000

Income (loss) before other income (expense) and discontinued operations	487,000	283,000	(4,339,000)	570,000
Other income (expense):
Interest expense of operations held for non-sale disposition	(769,000)	(801,000)	(2,307,000)	(2,563,000)
Interest and dividend income	3,000	1,000	23,000	25,000
Equity in income (losses) of unconsolidated real estate	6,000	(194,000)	615,000	(2,759,000)
Other income (expense)	4,000	(3,000)	22,000	(32,000)

Loss from continuing operations	(269,000)	(714,000)	(5,986,000)	(4,759,000)
(Loss) income from discontinued operations	(6,000)	(181,000)	6,131,000	(3,524,000)

Consolidated net (loss) income	(275,000)	(895,000)	145,000	(8,283,000)
Income (loss) attributable to noncontrolling interests	—	54,000	(98,000)	(198,000)

Net (loss) income attributable to NNN 2003 Value Fund, LLC	$(275,000)	$(949,000)	$243,000	$(8,085,000)

Comprehensive (loss) income:
Consolidated net (loss) income	$(275,000)	$(895,000)	$145,000	$(8,283,000)
Other comprehensive (loss) income	—	—	—	—

Comprehensive (loss) income	(275,000)	(895,000)	145,000	(8,283,000)
Comprehensive (loss) income attributable to noncontrolling interests	—	54,000	(98,000)	(198,000)

Comprehensive (loss) income attributable to NNN 2003 Value Fund, LLC	$(275,000)	$(949,000)	$243,000	$(8,085,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIT) EQUITY
(Unaudited)

			NNN 2003 Value
	Number		Fund, LLC	Noncontrolling
	of Units	Total Deficit	Deficit	Interests

(Deficit) Equity Balance — December 31, 2009	9,970	$(9,075,000)	$(9,173,000)	$98,000
Distributions	—	(2,500,000)	(2,500,000)	—
Net income (loss)	—	145,000	243,000	(98,000)

Deficit Balance — September 30, 2010	9,970	$(11,430,000)	$(11,430,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$145,000	$(8,283,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Real estate related impairments on consolidated properties	5,300,000	4,000,000
Gains on extinguishment of debt	(6,658,000)	—
Gain on sale of real estate	—	(704,000)
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	1,852,000	1,620,000
Equity in (earnings) losses of unconsolidated real estate	(615,000)	2,759,000
Allowance for doubtful accounts	105,000	29,000
Change in operating assets and liabilities:
Accounts receivable, including accounts receivable from related parties	378,000	176,000
Other assets	(403,000)	(105,000)
Restricted cash	(624,000)	(77,000)
Accounts payable and accrued liabilities, including accounts payable to related parties	574,000	(56,000)
Security deposits, prepaid rent and other liabilities	(8,000)	(64,000)

Net cash provided by (used in) operating activities	46,000	(705,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	—	10,983,000
Capital expenditures	(316,000)	(479,000)
Distributions from unconsolidated real estate	1,327,000	1,000
Proceeds from repayment of loans receivable from related parties	579,000	—

Net cash provided by investing activities	1,590,000	10,505,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,000	104,000
Borrowings on mortgage loans payable	203,000	192,000
Principal repayments on mortgage loans payable	—	(8,943,000)
Cash transferred to lender in connection with transfer of property	(213,000)	—
Payment of deferred financing costs	—	(4,000)
Distributions to unit holders	(2,500,000)	—

Net cash used in financing activities	(2,509,000)	(8,651,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(873,000)	1,149,000
CASH AND CASH EQUIVALENTS — beginning of period	2,724,000	1,459,000

CASH AND CASH EQUIVALENTS — end of period	$1,851,000	$2,608,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,578,000	$3,729,000
Cash paid for income taxes	$—	$19,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$4,000	$14,000
Transfer of real estate and other assets and liabilities in connection with debt extinguishment	$10,758,000	$—
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$17,629,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the nine months ended September 30, 2010, we had a loss from continuing operations of $5,986,000. In addition, the mortgage loans on our two remaining consolidated properties mature in the fourth quarter of 2010.
The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of September 30, 2010, became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.
In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,888,000 as of September 30, 2010, is due on November 30, 2010. The loan documents include an option to extend the maturity date for an additional 12 months; however, we have determined that it is not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we do not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Four Resource Square lender regarding our options for transferring the Four Resource Square property to the Four Resource Square lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011; however, we may enter into a short-term extension agreement while the terms of the transfer are being negotiated.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties and the expected transfers of these properties to their respective lenders, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
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
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires our manager to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010 and December 31, 2009 and the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2010 and 2009. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Real Estate Related Impairments
We assess the impairment of a real estate asset when events or changes in circumstances indicate that its carrying amount may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:
•	a significant negative industry or economic trend;
•	a significant underperformance of a property relative to historical or projected future operating results; and
•	a significant change in the manner in which the asset is used.
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
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the three and nine months ended September 30, 2010 and 2009, we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $5,300,000 against the carrying values of our consolidated real estate investments during the nine months ended September 30, 2010. No real estate related impairment charges were recognized during the three months ended September 30, 2010. We also recognized charges for real estate related impairments of $700,000 and $4,000,000 against the carrying values of our consolidated real estate investments during the three and nine months ended September 30, 2009, respectively.
Additionally, our unconsolidated properties were also assessed for impairment and an impairment charge of $18,000,000 was recorded against their carrying values during the nine months ended September 30, 2010. Our share of this impairment was approximately $374,000, which was limited to the amount of our remaining investment in the unconsolidated property. No impairment charges were recorded by our unconsolidated properties during the three months ended September 30, 2010. During the three and nine months ended September 30, 2009, impairment charges of $2,470,000 and $21,270,000, respectively, were recorded against the carrying values of our unconsolidated properties, of which our share was approximately $349,000 and $2,996,000, respectively.
Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Real estate related impairments of operations held for non-sale disposition	$—	$100,000	$5,300,000	$700,000
Equity in income (losses) of unconsolidated real estate	—	349,000	374,000	2,996,000
(Loss) income from discontinued operations	—	600,000	—	3,300,000

	$—	$1,049,000	$5,674,000	$6,996,000

The current economic conditions have affected property values and the availability of credit. If we are unable to execute on our plans for the continued operation and/or disposition of our properties, or if economic conditions affecting property values and the availability of credit decline further, our investments in real estate assets may become further impaired.

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
During the year ended December 31, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009. The property was reclassified as a property held for non-sale disposition at that time, as we determined that the property would be transferred to the Executive Center I lender in the first half of 2010. In the first quarter of 2010, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, was also reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. Further, in the third quarter of 2010, we determined that the Sevens Building and Four Resource Square properties would also be transferred to their respective lenders, and have reclassified both of these properties as properties held for non-sale disposition as of September 30, 2010.
Discontinued Operations
FASB Codification Topic 360, Property, Plant and Equipment, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations. As of September 30, 2010, none of our consolidated properties are classified as held for sale.
Revenues, operating costs and expenses, and other non-operating results for the discontinued operations of properties that have been disposed of have been excluded from our results from continuing operations for all periods presented. The financial results for these properties are presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 in a single line item entitled “(Loss) income from discontinued operations.”
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
We generally use a discounted cash flow model to estimate the fair value of our consolidated real estate investments, unless better market comparable data is available. Management uses its best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. In our 2010 valuation analyses, we used terminal capitalization rates ranging between 8.0% and 9.5%. Generally, if a property is under contract, the contract price, adjusted for selling expenses, is used to estimate the fair value of the property.
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Properties held for non-sale disposition	$27,454,000	$—	$—	$27,454,000	$(5,300,000)
Investments in unconsolidated real estate	$100,000	$—	$—	$100,000	$—
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Properties held for non-sale disposition	$41,626,000	$—	$—	$41,626,000	$(4,000,000)
Investments in unconsolidated real estate	$1,274,000	$—	$—	$1,274,000	$—
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
Financial instruments on our condensed consolidated balance sheets consist of cash and cash equivalents, accounts and loans receivable, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to and from related parties is not determinable due to their related party nature. As of September 30, 2010 and December 31, 2009, we estimate the fair value of our consolidated mortgage loans payable to be approximately $30,250,000 and $47,993,000, respectively, compared to their carrying values of $43,382,000 and $60,164,000, respectively. The fair value of the mortgage loans payable are estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.

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
We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2010 and December 31, 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three and nine months ended September 30, 2010 and 2009.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
3. Real Estate Investments — Properties Held for Non-Sale Disposition
Our investments in properties held for non-sale disposition consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Buildings and tenant improvements	$26,809,000	$39,074,000
Land	4,137,000	7,122,000

	30,946,000	46,196,000
Less: accumulated depreciation	(3,492,000)	(4,656,000)

	$27,454,000	$41,540,000

Depreciation expense related to properties held for non-sale disposition was $254,000 and $187,000 for the three months ended September 30, 2010 and 2009, respectively, and $973,000 and $579,000 for the nine months ended September 30, 2010 and 2009, respectively.
4. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of September 30, 2010 and December 31, 2009:

Property	Location	September 30, 2010	December 31, 2009
Chase Tower	Austin, TX	$—	$727,000
Enterprise Technology Center	Scotts Valley, CA	—	374,000
Executive Center II and III	Dallas, TX	100,000	—

		$100,000	$1,101,000

Summarized Financial Information
Summarized condensed combined financial information about our unconsolidated real estate as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 is as follows:

	September 30, 2010	December 31, 2009

Assets (primarily real estate, net of impairments)	$19,792,000	$140,954,000

Mortgage loans and other debt payable	$32,562,000	$117,582,000
Other liabilities	4,738,000	15,987,000
(Deficit) equity	(17,508,000)	7,385,000

Total liabilities and (deficit) equity	$19,792,000	$140,954,000

Our share of equity	$100,000	$1,101,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$307,000	$1,730,000	$2,525,000	$4,735,000
Rental and other expenses	1,863,000	1,633,000	23,562,000	14,675,000

(Loss) income from continuing operations	(1,556,000)	97,000	(21,037,000)	(9,940,000)
Income (loss) from discontinued operations	29,000	(1,327,000)	2,770,000	(9,538,000)

Net income (loss)	$(1,527,000)	$(1,230,000)	$(18,267,000)	$(19,478,000)

Our equity in income (losses) of unconsolidated real estate	$6,000	$(194,000)	$267,000	$(2,759,000)

Total real estate related impairment charges of $2,470,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three months ended September 30, 2009. Our share of these real estate related impairment charges was approximately $349,000 during the three months ended September 30, 2009, and is included in the condensed consolidated statements of operations in the line item entitled “Equity in income (losses) of unconsolidated real estate.” No real estate related impairment charges were recorded against our unconsolidated properties during the three months ended September 30, 2010.
Total real estate related impairment charges of $18,000,000 and $21,270,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the nine months ended September 30, 2010 and 2009, respectively. Our share of these real estate related impairment charges was approximately $374,000 and $2,996,000 during the nine months ended September 30, 2010 and 2009, respectively, and is included in the condensed consolidated statements of operations in the line item entitled “Equity in income (losses) of unconsolidated real estate.” Since we have no commitment to fund deficit capital accounts, the amount of losses from unconsolidated real estate that we record is limited to the amount of our remaining investment in each respective unconsolidated property. During the nine months ended September 30, 2010, our share of the $18,000,000 real estate related impairment charge recorded by one of our unconsolidated properties was limited to our remaining investment in that property.
In addition, during the nine months ended September 30, 2010, we recorded $348,000 of net reversals of the allowances previously recorded against the carrying values of our notes receivable from the Executive Center II and III property, which were paid in full upon the sale of the property. These allowance reversals are included in the line item entitled “Equity in income (losses) of unconsolidated real estate.” The allowances were recorded during the year ended December 31, 2009 and the three months ended March 31, 2010, and were required under FASB Codification Topic 323, Investments — Equity Method and Joint Ventures, as our share of losses incurred by the Executive Center II and III property exceeded the amount of our equity investment.
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of September 30, 2010 and December 31, 2009:

	Ownership
Property	Percentage	September 30, 2010	December 31, 2009
Chase Tower	14.8%	$—	$67,781,000
Enterprise Technology Center	8.5%	32,562,000	32,771,000
Executive Center II and III	41.1%	—	17,030,000

		$32,562,000	$117,582,000

Chase Tower
On January 25, 2010, we, along with NNN Chase Tower REO, LP, an entity managed by our manager, NNN OF8 Chase Tower REO, LP, an entity also managed by our manager, and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), an unaffiliated third party, sold Chase Tower, located in Austin, Texas, or the Chase Tower property, to 221 West Sixth Street, LLC, an unaffiliated third party, for an aggregate sales price of $73,850,000. We owned a 14.8% interest in the Chase Tower property. Our portion of the net cash proceeds were $526,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Chase Tower property, therefore, a disposition fee was not paid to our manager. We also received distributions of excess cash from the Chase Tower property totaling $260,000 during the nine months ended September 30, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Enterprise Technology Center
On April 11, 2010, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents.
The property is continuing to be marketed for sale and several possible options in connection with the property are currently being discussed with the Enterprise Technology Center lender, including: (a) a sale of the property, or (b) a deed-in-lieu of foreclosure of the property. We can give no assurances that the property will be sold. Therefore, the Enterprise Technology Center lender may elect to foreclose on the property or a deed-in-lieu of foreclosure of the property may be provided to the lender. However, under the terms of the loan agreement, this event of default could allow the Enterprise Technology Center lender to immediately: (i) increase the interest rate of the loan from 6.44% per annum to the default interest rate of 11.44% per annum; (ii) impose a late charge equal to the lesser of 5.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and/or (iii) foreclose on the Enterprise Technology Center property.
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
Loan Covenants
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants and other requirements. As of September 30, 2010, the Enterprise Technology Center mortgage loan was in default, as discussed above.
Unconsolidated Debt Due to Related Parties
Our properties may obtain financing through one or more related parties, including our manager and/or its affiliates. The Executive Center II and III property had outstanding unsecured notes due to our manager as of December 31, 2009 totaling $1,445,000. These notes bore interest at 8.00% per annum and had original maturity dates of January 1, 2009. Pursuant to the terms of the unsecured notes, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity dates of the unsecured notes were automatically extended to January 1, 2010 and, on February 23, 2010, the maturity dates were further extended to January 15, 2011. Upon sale of the Executive Center II and III property on May 24, 2010, a payment of $500,000 was made toward the principal balance of these notes, and the remaining principal balance of $945,000, as well as accrued interest of $555,000, was forgiven by our manager.
In addition, on November 5, 2008, the Executive Center II and III property obtained a 90-day unsecured loan in the amount of $304,000 from NNN Realty Advisors. The unsecured note had a fixed interest rate of 8.67% per annum, and all principal and all accrued interest was paid in full on January 20, 2009.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
5. Intangible Assets Related to Properties Held for Non-Sale Disposition
Identified intangible assets related to our properties held for non-sale disposition consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
In-place leases and tenant relationships, net of accumulated amortization of $1,807,000 and $3,224,000 as of September 30, 2010 and December 31, 2009	$2,026,000	$4,233,000

Amortization expense recorded on the identified intangible assets related to properties held for non-sale disposition was $92,000 and $115,000 for the three months ended September 30, 2010 and 2009, respectively, and $447,000 and $326,000 for the nine months ended September 30, 2010 and 2009, respectively.
6. Other Assets Related to Properties Held for Non-Sale Disposition
Other assets related to our properties held for non-sale disposition consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Deferred rent receivable	$259,000	$764,000
Lease commissions, net of accumulated amortization of $251,000 and $479,000 as of September 30, 2010 and December 31, 2009, respectively	325,000	744,000
Deferred financing costs, net of accumulated amortization of $891,000 and $925,000 as of September 30, 2010 and December 31, 2009, respectively	25,000	164,000
Prepaid expenses, deposits and other	162,000	494,000

	$771,000	$2,166,000

7. Mortgage Loans Payable Secured by Properties Held for Non-Sale Disposition
Mortgage loans payable secured by our consolidated properties held for non-sale disposition consisted of the following as of September 30, 2010 and December 31, 2009:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Variable rate	$22,382,000	$34,574,000	7.15%	7.47%
Fixed rate	21,000,000	25,590,000	5.95%	7.04%

	$43,382,000	$60,164,000	6.57%	7.28%

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. As of September 30, 2010, we were in compliance with all such requirements, as amended, on all mortgage loans secured by our consolidated properties. However, we are currently in default on the mortgage loan secured by the Sevens Building property, as discussed below.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Outstanding principal balances of mortgage loans payable secured by our consolidated properties held for non-sale disposition consisted of the following as of September 30, 2010 and December 31, 2009:

	Maturity	Outstanding Principal
Property	Date	September 30, 2010	December 31, 2009
Sevens Building	10/31/2010	$21,494,000	$21,382,000
Four Resource Square	11/30/2010	21,888,000	21,797,000
Tiffany Square	N/A	—	12,395,000
Executive Center I	N/A	—	4,590,000

		$43,382,000	$60,164,000

Sevens Building Mortgage Loan Default
The mortgage loan for Sevens Building became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.
Four Resource Square Mortgage Loan Extension
On April 20, 2010, we entered into an amendment to the loan and security agreement with the Four Resource Square lender, with an effective date of March 7, 2010, to extend the maturity date of the loan to the earlier of November 30, 2010 or the date on which the loan becomes due and payable, whether by acceleration or otherwise.
The loan documents include an option to extend the maturity date for an additional 12 months; however, we have determined that it is not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we do not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Four Resource Square lender regarding our options for transferring the Four Resource Square property to the Four Resource Square lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011; however, we may enter into a short-term extension agreement while the terms of the transfer are being negotiated.
Tiffany Square Mortgage Loan Cancellation
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. This loan was fully repaid and cancelled upon the transfer of the property.
Executive Center I Mortgage Loan Cancellation
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
8. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and properties with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of September 30, 2010 and December 31, 2009:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still exists as of September 30, 2010 in order to settle outstanding receivables and payables remaining from the operation of the property.
9. NNN 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of September 30, 2010 and December 31, 2009, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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
Effective November 1, 2008, we suspended regular, monthly cash distributions to all unit holders. Instead, we make periodic distributions to unit holders from available funds, if any. During the nine months ended September 30, 2010, distributions of approximately $251 per unit were declared, resulting in total distributions paid to our unit holders of $2,500,000 during the period. No distributions were declared during the nine months ended September 30, 2009. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
10. Related Party Transactions
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and nine months ended September 30, 2010 and 2009 were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. We incurred property management fees to Realty of $83,000 and $148,000 for the three months ended September 30, 2010 and 2009, respectively, and $313,000 and $416,000 for the nine months ended September 30, 2010 and 2009, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. We did not incur any real estate acquisition fees for the three and nine months ended September 30, 2010 and 2009.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. We did not incur any real estate disposition fees for the three and nine months ended September 30, 2010 and 2009.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. We incurred leasing commissions to Realty of $24,000 and $39,000 for the three months ended September 30, 2010 and 2009, respectively, and $227,000 and $127,000 for the nine months ended September 30, 2010 and 2009, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. We incurred accounting fees to our manager of $14,000 and $53,000 for the three and nine months ended September 30, 2009, respectively. No accounting fees were incurred for the three and nine months ended September 30, 2010.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. We did not incur any construction management fees for the three and nine months ended September 30, 2010 and 2009.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. We did not incur any loan fees for the three and nine months ended September 30, 2010 and 2009.
Related Party Payables
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of September 30, 2010 and December 31, 2009, the amount payable by us was $43,000 and $118,000, respectively, and is included in the accompanying condensed consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Related Party Receivables
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provides for interest at a fixed rate of 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011. At the time of the sale of the Executive Center II and III property on May 24, 2010, the $579,000 note receivable, as well as $208,000 of accrued interest, was repaid in full.
As of December 31, 2009, the amount due to us related to the unsecured note described above, net of allowances, and for management fees due from an affiliated entity was $475,000, which is included in the accompanying condensed consolidated balance sheet in the line item entitled “Accounts and loans receivable due from related parties, net.”
11. Commitments and Contingencies
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
12. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per institution. As of September 30, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of September 30, 2010, we held interests in two consolidated properties with one property located in Missouri, which accounted for 60.3% of our aggregate annual rental revenue, and one property located in North Carolina, which accounted for 39.7% of our aggregate annual rental revenue. Rental revenue is based on contractual base rent from leases in effect as of September 30, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
As of September 30, 2010, one tenant at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

Lease
Expiration
Tenant	Property	Date
McKesson Information Solutions, Inc.	Four Resource Square	06/30/2012
As of September 30, 2009, three tenants at our consolidated properties accounted for 10.0% or more of our aggregate annual rental revenue, as follows:

Lease
Expiration
Tenant	Property	Date
McKesson Information Solutions, Inc.	Four Resource Square	06/30/2012
PRC, LLC	Tiffany Square	05/31/2012
Westwood College of Technology	Executive Center I	01/31/2013
13. Discontinued Operations
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2010 and 2009, discontinued operations include the net income (loss) of the following properties:

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
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. We did not receive any cash proceeds from the transfer of the Tiffany Square property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Tiffany Square property of $4,144,000 during the nine months ended September 30, 2010.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Executive Center I property of $2,514,000 during the nine months ended September 30, 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental revenue	$—	$599,000	$936,000	$2,558,000
Rental expense (including general, administrative, depreciation and amortization)	3,000	(419,000)	(842,000)	(1,939,000)
Real estate related impairments	—	(600,000)	—	(3,300,000)

Income (loss) from discontinued operations before other income (expense)	3,000	(420,000)	94,000	(2,681,000)
Interest and other expense	—	(465,000)	(621,000)	(1,547,000)
Gain on sale	—	704,000	—	704,000
(Loss) gain on extinguishment of debt	(9,000)	—	6,658,000	—

(Loss) income from discontinued operations	(6,000)	(181,000)	6,131,000	(3,524,000)
Income from discontinued operations attributable to noncontrolling interests	—	51,000	—	57,000

(Loss) income from discontinued operations attributable to NNN 2003 Value Fund, LLC	$(6,000)	$(232,000)	$6,131,000	$(3,581,000)

14. Subsequent Event
Sevens Building Mortgage Loan Default
The mortgage loan for Sevens Building became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2010 and December 31, 2009, together with our results of operations for the three and nine months ended September 30, 2010 and 2009 and our cash flows for the nine months ended September 30, 2010 and 2009.
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
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the nine months ended September 30, 2010, we had a loss from continuing operations of $5,986,000. In addition, the mortgage loans on our two remaining consolidated properties mature in the fourth quarter of 2010.
The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of September 30, 2010, became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.

In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,888,000 as of September 30, 2010, is due on November 30, 2010. The loan documents include an option to extend the maturity date for an additional 12 months; however, we have determined that it is not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we do not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Four Resource Square lender regarding our options for transferring the Four Resource Square property to the Four Resource Square lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011; however, we may enter into a short-term extension agreement while the terms of the transfer are being negotiated.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties and the expected transfers of these properties to their respective lenders, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
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
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of September 30, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell, or otherwise dispose of, all of our remaining properties and pay distributions to our unit holders from available funds. We do not anticipate acquiring any additional real estate properties at this time.

Acquisitions and Dispositions
We did not acquire any consolidated properties during the nine months ended September 30, 2010.
On May 7, 2010, we sold Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. We did not receive any cash proceeds from the transfer of the Tiffany Square property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Tiffany Square property of $4,144,000 during the nine months ended September 30, 2010, which is included in the line item entitled “(Loss) income from discontinued operations” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in Executive Center I, located in Dallas, Texas, or the Executive Center I property, to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Executive Center I property of $2,514,000 during the nine months ended September 30, 2010, which is included in the line item entitled “(Loss) income from discontinued operations” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.
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
Scheduled Lease Expirations
As of September 30, 2010, our two consolidated properties were 86.2% leased to 64 tenants. Leases representing approximately 23.4% of the total leased area expire during the remainder of 2010. Our leasing strategy for the remainder of 2010 focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we evaluate any tenant relationship intangible assets in connection with our assessment of real estate assets for impairment.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, these costs may increase in the future, and any increased costs may affect our liquidity or capital resources and/or future distribution of funds, if any, to our unit holders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over our financial reporting as of December 31, 2009 and continue to comply with such regulations.
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
We have made reclassifications of the operating results of all properties sold as of September 30, 2010 from “Loss from continuing operations” to “(Loss) income from discontinued operations” for all periods presented to conform with the current year financial statement presentation. In addition, we have made reclassifications from “(Loss) income from discontinued operations” to “Loss from continuing operations” for all periods presented for properties that no longer met the held for sale classification criteria as of September 30, 2010.

Comparison of the Three Months Ended September 30, 2010 and 2009

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Revenues:
Rental revenue of operations held for non-sale disposition	$1,790,000	$1,664,000	$126,000	7.6%

Expenses:
Operating expenses of operations held for non-sale disposition	1,230,000	1,142,000	88,000	7.7%
General and administrative	73,000	139,000	(66,000)	(47.5)%
Real estate related impairments of operations held for non-sale disposition	—	100,000	(100,000)	(100.0)%

	1,303,000	1,381,000	(78,000)	(5.6)%

Income before other income (expense) and discontinued operations	487,000	283,000	204,000	72.1%
Other income (expense):
Interest expense of operations held for non-sale disposition	(769,000)	(801,000)	32,000	(4.0)%
Interest and dividend income	3,000	1,000	2,000	200.0%
Equity in income (losses) of unconsolidated real estate	6,000	(194,000)	200,000	103.1%
Other income (expense)	4,000	(3,000)	7,000	233.3%

Loss from continuing operations	(269,000)	(714,000)	445,000	(62.3)%
Loss from discontinued operations	(6,000)	(181,000)	175,000	(96.7)%

Consolidated net loss	$(275,000)	$(895,000)	$620,000	(69.3)%

Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition increased $126,000, or 7.6%, to $1,790,000 during the three months ended September 30, 2010, compared to $1,664,000 for the three months ended September 30, 2009. The increase was primarily attributable to higher straight-line rents at the Sevens Building property.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition increased $88,000, or 7.7%, to $1,230,000 during the three months ended September 30, 2010, compared to $1,142,000 for the three months ended September 30, 2009. The increase was primarily attributable to higher depreciation expense for the Sevens Building property. The Sevens Building property was classified as held for sale for the majority of 2009 and, accordingly, was not depreciated. In the fourth quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.
General and Administrative
General and administrative expense decreased $66,000, or 47.5%, to $73,000 during the three months ended September 30, 2010, compared to $139,000 for the three months ended September 30, 2009. The decrease was primarily due to lower external audit costs and other professional fees.
Real Estate Related Impairments of Operations Held for Non-Sale Disposition
There were no real estate related impairments of operations held for non-sale disposition during the three months ended September 30, 2010. Real estate related impairments of operations held for non-sale disposition were $100,000 during the three months ended September 30, 2009, which were due to impairment charges recorded against the carrying value of the Four Resource Square property.

Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition decreased $32,000, or 4.0%, to $769,000 during the three months ended September 30, 2010, compared to $801,000 for the three months ended September 30, 2009. The decrease was primarily due to lower amortization of deferred financing fees related to the Four Resource Square mortgage loan because the fees became fully amortized upon the original maturity date of the loan on March 7, 2010.
Interest and Dividend Income
Interest and dividend income was $3,000 during the three months ended September 30, 2010, compared to $1,000 for the three months ended September 30, 2009.
Equity in Income (Losses) of Unconsolidated Real Estate
Equity in income of unconsolidated real estate was $6,000 during the three months ended September 30, 2010, compared to equity in losses of unconsolidated real estate of $194,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010, we only held one investment in unconsolidated real estate, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, of which our share of cumulative losses has exceeded the investment balance and the investment was written-down to zero in the first quarter of 2010. As such, no further losses will be recorded related to this unconsolidated property. The equity in income of unconsolidated real estate recorded during the three months ended September 30, 2010 was due to residual activity at an unconsolidated property that was sold in May 2010, Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property.
The equity in losses of unconsolidated real estate during the three months ended September 30, 2009 was primarily due to real estate related impairment charges of $2,470,000 that were recorded at our unconsolidated real estate, of which our portion was approximately $349,000. These impairments were partly offset by our share of operating income at the unconsolidated real estate.
Other Income (Expense)
Other income was $4,000 during the three months ended September 30, 2010, compared to other expense of $3,000 for the three months ended September 30, 2009.
Loss from Discontinued Operations
Loss from discontinued operations was $6,000 during the three months ended September 30, 2010, compared to $181,000 for the three months ended September 30, 2009. The loss from discontinued operations during the three months ended September 30, 2009 was due to operating losses and impairment charges related to the Executive Center I and Tiffany Square properties, which were partly offset by the gain recorded upon the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property. These three properties were all disposed of prior to the third quarter of 2010, thus, the loss from discontinued operations during the three months ended September 30, 2010 only includes residual activity at the sold properties.
Consolidated Net Loss
As a result of the above, consolidated net loss was $275,000 for the three months ended September 30, 2010, compared to consolidated net loss of $895,000 for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Revenues:
Rental revenue of operations held for non-sale disposition	$5,220,000	$5,212,000	$8,000	0.2%

Expenses:
Operating expenses of operations held for non-sale disposition	3,955,000	3,440,000	515,000	15.0%
General and administrative	304,000	502,000	(198,000)	(39.4)%
Real estate related impairments of operations held for non-sale disposition	5,300,000	700,000	4,600,000	657.1%

	9,559,000	4,642,000	4,917,000	105.9%

(Loss) income before other income (expense) and discontinued operations	(4,339,000)	570,000	(4,909,000)	(861.2)%
Other income (expense):
Interest expense of operations held for non-sale disposition	(2,307,000)	(2,563,000)	256,000	(10.0)%
Interest and dividend income	23,000	25,000	(2,000)	(8.0)%
Equity in income (losses) of unconsolidated real estate	615,000	(2,759,000)	3,374,000	122.3%
Other income (expense)	22,000	(32,000)	54,000	168.8%

Loss from continuing operations	(5,986,000)	(4,759,000)	(1,227,000)	25.8%
Income (loss) from discontinued operations	6,131,000	(3,524,000)	9,655,000	274.0%

Consolidated net income (loss)	$145,000	$(8,283,000)	$8,428,000	101.8%

Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition increased $8,000, or 0.2%, to $5,220,000 during the nine months ended September 30, 2010, compared to $5,212,000 for the nine months ended September 30, 2009.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition increased $515,000, or 15.0%, to $3,955,000 during the nine months ended September 30, 2010, compared to $3,440,000 for the nine months ended September 30, 2009. The increase was primarily attributable to higher depreciation expense for the Sevens Building property. The Sevens Building property was classified as held for sale for the majority of 2009 and, accordingly, was not depreciated. In the fourth quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.
General and Administrative
General and administrative expense decreased $198,000, or 39.4%, to $304,000 during the nine months ended September 30, 2010, compared to $502,000 for the nine months ended September 30, 2009. The decrease was primarily due to lower external audit fees.
Real Estate Related Impairments of Operations Held for Non-Sale Disposition
Real estate related impairments of operations held for non-sale disposition were $5,300,000 during the nine months ended September 30, 2010, compared to real estate related impairments of $700,000 for the nine months ended September 30, 2009. The larger impairments recorded during the nine months ended September 30, 2010 were due to impairments recorded related to the Sevens Building property, which primarily resulted from the identification of some repair and restoration work required on the property’s parking structure, as well as a decrease in our lease renewal rate estimates.

Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition decreased $256,000, or 10.0%, to $2,307,000 during the nine months ended September 30, 2010, compared to $2,563,000 for the nine months ended September 30, 2009. The decrease was primarily due to lower amortization of deferred financing fees related to the Four Resource Square mortgage loan because the fees became fully amortized upon the original maturity date of the loan on March 7, 2010.
Interest and Dividend Income
Interest and dividend income was $23,000 during the nine months ended September 30, 2010, compared to $25,000 during the nine months ended September 30, 2009.
Equity in Income (Losses) of Unconsolidated Real Estate
Equity in income of unconsolidated real estate was $615,000 during the nine months ended September 30, 2010, compared to equity in losses of unconsolidated real estate of $2,759,000 for the nine months ended September 30, 2009. The equity in income of unconsolidated real estate for the nine months ended September 30, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of the Executive Center II and III property, (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property, and (iii) our share of the $18,000,000 real estate related impairment charge recorded by the Enterprise Technology Center property, which was limited to the amount of our remaining investment in the property.
The equity in losses of unconsolidated real estate for the nine months ended September 30, 2009 was primarily attributable to real estate related impairment charges of $21,270,000 that were recorded at our unconsolidated real estate, of which our portion was approximately $2,996,000.
Other Income (Expense)
Other income was $22,000 during the nine months ended September 30, 2010, compared to other expense of $32,000 for the nine months ended September 30, 2009.
Income (Loss) from Discontinued Operations
Income from discontinued operations was $6,131,000 during the nine months ended September 30, 2010, compared to a loss from discontinued operations of $3,524,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the income from discontinued operations resulted primarily from the gains recognized on the extinguishment of debt related to the Tiffany Square and Executive Center I properties of $4,144,000 and $2,514,000, respectively. The loss from discontinued operations during the nine months ended September 30, 2009 was due to operating losses and impairment charges related to the Executive Center I and Tiffany Square properties, which were partly offset by the gain recorded upon sale of the 901 Civic Center property.
Consolidated Net Loss
As a result of the above, consolidated net income was $145,000 for the nine months ended September 30, 2010, compared to consolidated net loss of $8,283,000 for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Ability to Continue as a Going Concern
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the nine months ended September 30, 2010, we had a loss from continuing operations of $5,986,000. In addition, the mortgage loans on our two remaining consolidated properties mature in the fourth quarter of 2010.

The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of September 30, 2010, became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,888,000 as of September 30, 2010, is due on November 30, 2010. The loan documents include an option to extend the maturity date for an additional 12 months; however, we have determined that it is not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we do not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Four Resource Square lender regarding our options for transferring the Four Resource Square property to the Four Resource Square lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011; however, we may enter into a short-term extension agreement while the terms of the transfer are being negotiated.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties and the expected transfers of these properties to their respective lenders, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
Sources and Uses of Capital and Liquidity
Our primary sources of capital are proceeds from the sale of properties, our ability to obtain debt financing from third parties and related parties including, without limitation, our manager and its affiliates, and our real estate operations. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from our manager or its affiliates are not negotiated on an arm’s length basis and under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.00% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.
Our primary uses of cash are: (i) the payment of principal and interest on outstanding indebtedness; (ii) capital investments in our existing portfolio of properties; (iii) administrative costs; and (iv) distributions to our unit holders. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on our properties recently acquired and leasing activities, including funding tenant improvements, allowances, leasing commissions, development of land and capital improvements. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

There are currently no limits or restrictions on the use of proceeds from our manager and its affiliates that would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties. Our distribution rate was at 7.0% per annum (excluding special distributions) prior to the suspension of distributions effective November 1, 2008 and was the same among all unit holders from inception through November 1, 2008. The suspension of distributions allows us to conserve approximately $290,000 per month. These funds have been applied, and it is anticipated that they will continue to be applied, towards future tenant lease up costs not covered by lender reserves and to supplement the lender reserve funding and other operating costs as necessary.
Debt Financing
One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness. As of September 30, 2010 and December 31, 2009, $22,382,000, or 51.6%, and $34,574,000, or 57.5%, respectively, of our total consolidated debt required interest payments based on variable rates, and the remaining debt was at fixed rates. The fixed interest rate mortgage loan payable requires monthly interest payments based on a fixed rate of 5.95% per annum as of September 30, 2010. Variable interest rate mortgage loans payable include interest only loans, with interest rates ranging from 2.56% to 7.25% per annum as of September 30, 2010.
The composition of our aggregate mortgage loans payable on consolidated properties as of September 30, 2010 was as follows:

	Total Mortgage Loans Payable		Weighted-Average Interest Rate
	Sept. 30, 2010	December 31, 2009	Sept. 30, 2010	December 31, 2009

Variable rate	$22,382,000	$34,574,000	7.15%	7.47%
Fixed rate	21,000,000	25,590,000	5.95%	7.04%

	$43,382,000	$60,164,000	6.57%	7.28%

Additional information regarding our mortgage loans payable as of September 30, 2010 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Sevens Building(1)	$21,494,000	10/31/2010	5.87%	Fixed & Variable
Four Resource Square	21,888,000	11/30/2010	7.25%	Variable

	$43,382,000

Unconsolidated Property:
Enterprise Technology Center(2)	$32,562,000	05/11/2011	11.44%	Fixed

(1)	The mortgage loan on the Sevens Building property includes $21,000,000 with a fixed interest rate of 5.95% per annum and $494,000 with a variable interest rate of 2.56% per annum as of September 30, 2010. The mortgage loan on the Sevens Building property is currently in default due to non-payment of principal upon maturity. We are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.

(2)	The mortgage loan on the Enterprise Technology Center property is in default due to non-payment of monthly interest and principal, and we are currently discussing our options regarding this property with the Enterprise Technology Center lender. The mortgage loan has a fixed interest rate of 6.44% per annum and a default interest rate of 11.44% per annum.
Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. We are currently in default on the Sevens Building mortgage loan, as discussed above.

Cash Flows
Cash provided by operating activities was $46,000 for the nine months ended September 30, 2010, compared to cash used in operating activities of $705,000 for the nine months ended September 30, 2009. The improvement in cash from operating activities was due, in part, to lower administrative costs and the collection of interest related to the loan to the Executive Center II and III property.
Cash provided by investing activities was $1,590,000 for the nine months ended September 30, 2010, compared to cash provided by investing activities of $10,505,000 for the nine months ended September 30, 2009. The cash flows from investing activities for the nine months ended September 30, 2010 were primarily due to the sales of the Chase Tower and Executive Center II and III properties, which resulted in distributions from unconsolidated real estate of $1,327,000, and the receipt of payment on the $579,000 loan receivable from the Executive Center II and III property, all of which occurred during the nine months ended September 30, 2010. The cash flows from investing activities for the nine months ended September 30, 2009 were primarily due to the $10,983,000 of proceeds received from the sale of the 901 Civic Center property, which was partially offset by $479,000 of capital expenditures.
Cash used in financing activities was $2,509,000 for the nine months ended September 30, 2010, compared to cash used in financing activities of $8,651,000 for the nine months ended September 30, 2009. The cash used in financing activities during the nine months ended September 30, 2010 was primarily due to $2,500,000 of distributions to our unit holders during the period. The cash used in financing activities during the nine months ended September 30, 2009 was mainly due to the $8,943,000 principal repayment on the mortgage loan on the 901 Civic Center property upon its sale.
Other Liquidity Needs
We have restricted cash balances of $1,851,000 as of September 30, 2010, which are primarily held as reserves for property taxes and insurance in connection with our mortgage loans payable. In addition, $217,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of our Southwood property to pay a rent guaranty to the buyer for a period of five years, which ends in December 2010. The buyer has received and will receive payments from this escrow account as the vacant space is leased and, at that time, we will receive any remaining proceeds, net of leasing costs and required tenant improvements.
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
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our consolidated debt balance, excluding any available extension options, as well as scheduled interest payments on our debt as of September 30, 2010.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2010)	(2011-2012)	(2013-2014)	(After 2014)	Total
Principal payments — variable rate debt	$22,382,000	$—	$—	$—	$22,382,000
Principal payments — fixed rate debt	21,000,000	—	—	—	21,000,000
Interest payments — variable rate debt (based on rates in effect as of September 30, 2010)	266,000	—	—	—	266,000
Interest payments — fixed rate debt	104,000	—	—	—	104,000

	$43,752,000	$—	$—	$—	$43,752,000

Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
The table below presents, as of September 30, 2010, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate mortgage loans payable	$21,000,000	$—	$—	$—	$—	$—	$21,000,000	$15,632,000
Weighted average interest rate on maturing fixed rate debt	5.95%	—%	—%	—%	—%	—%	5.95%
Variable rate mortgage loans payable	$22,382,000	$—	$—	$—	$—	$—	$22,382,000	$14,618,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of September 30, 2010)	7.15%	—%	—%	—%	—%	—%	7.15%
As of September 30, 2010, we estimate the fair value of our mortgage loans payable to be approximately $30,250,000. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for both of our consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
As of September 30, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 2.56% to 7.25% per annum and a weighted average effective interest rate of 6.57% per annum. As of September 30, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have had an insignificant impact on our overall annual interest expense.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010 was conducted under the supervision and with the participation of our manager, including our chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the nine months ended September 30, 2010, we had a loss from continuing operations of $5,986,000. In addition, the mortgage loans on our two remaining consolidated properties mature in the fourth quarter of 2010.
The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of September 30, 2010, became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011.
In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,888,000 as of September 30, 2010, is due on November 30, 2010. The loan documents include an option to extend the maturity date for an additional 12 months; however, we have determined that it is not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we do not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Four Resource Square lender regarding our options for transferring the Four Resource Square property to the Four Resource Square lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011; however, we may enter into a short-term extension agreement while the terms of the transfer are being negotiated.

The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties and the expected transfers of these properties to their respective lenders, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
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
On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the loan. We did not receive any cash proceeds from the sale of the Tiffany Square property.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property.
As of September 30, 2010, we have two remaining consolidated properties, the Sevens Building and Four Resource Square properties. The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of September 30, 2010, became due on October 31, 2010 and is now in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011. We do not expect to receive any cash proceeds from the transfer of the Sevens Building property.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,888,000 as of September 30, 2010, is due on November 30, 2010. The loan documents include an option to extend the maturity date for an additional 12 months; however, we have determined that it is not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we do not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property is currently less than the outstanding principal balance of loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we are currently in discussions with the Four Resource Square lender regarding our options for transferring the Four Resource Square property to the Four Resource Square lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer, which we expect may be completed in early 2011. We do not expect to receive any cash proceeds from the transfer of the Four Resource Square property; however, we may enter into a short-term extension agreement while the terms of the transfer are being negotiated.
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

NNN 2003 Value Fund, LLC (Registrant)

November 12, 2010	/s/ Kent W. Peters
Date	Kent W. Peters
Chief Executive Officer (principal executive officer)

November 12, 2010	/s/ Paul E. Henderson
Date	Paul E. Henderson
Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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