Form 10-K
period 2010-12-31
NNN 2003 VALUE FUND LLC
filed 2011-03-18
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $49,850,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
As of March 18, 2011, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2003 VALUE FUND, LLC

PART I

Item 1.	Business.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
Our Company
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our consolidated properties consist of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property. Our unconsolidated property interest consists of an 8.5% ownership interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property. We currently intend to dispose of all of our remaining properties and pay distributions to our unit holders from available funds, if any. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2010, we had a loss from continuing operations of $6,623,000 and certain of our mortgage loans went into default. Accordingly, there is substantial doubt about our ability to continue as a going concern.
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. The loan documents include an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.

The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, the subsequent sale of the Four Resource Square property to an entity affiliated with its lender for no cash proceeds and the expected foreclosure of the Sevens Building property, which we also expect will result in no cash proceeds, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
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
Investment Objectives and Policies
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to dispose of all of our remaining properties and pay distributions to our unit holders from available funds, if any. We do not anticipate acquiring any additional real estate properties at this time.
Operating Strategies
Our primary operating strategy is to maximize returns to our investors through strategies designed to address the current economic and market factors adversely impacting our properties and are aimed at: (i) preserving cash flow from our operations; (ii) minimizing losses from our distressed assets; (iii) enhancing the performance and value of our properties where feasible; and (iv) generating cash from the sale of the assets, if possible. Our management strategies include:
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
Financing Policies
We have financed our investments through a combination of equity and secured debt. As of December 31, 2010, our consolidated properties were subject to existing mortgage loans payable with an aggregate principal balance of $43,471,000, consisting of $21,000,000, or 48.3%, of fixed rate mortgage loans payable at a weighted-average interest rate of 10.95% per annum and $22,471,000, or 51.7%, of variable rate mortgage loans payable at a weighted-average interest rate of 7.26% per annum.
From time to time, we may utilize certain derivative financial instruments to limit interest rate risk. The derivatives we enter into are those which are used for hedging purposes rather than speculation. As of December 31, 2010, we did not hold any derivative instruments.
Tax Status
We are a pass-through entity for income tax purposes, and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations, except for insignificant amounts related to state franchise and gross margin taxes.
Distribution Policy
We have three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2010, 4,000 Class A units, 3,170 Class B units and 2,800 Class C units were outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. The declaration of distributions is determined by our manager. The timing and amount of distributions will depend on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.

Effective November 1, 2008, we suspended monthly cash distributions to all unit holders. Instead, we will pay periodic distributions to unit holders from available funds, if any. During the years ended December 31, 2010, 2009 and 2008, we distributed $2,500,000, $0, and $2,908,000, respectively, of available funds to our unit holders. In addition, we distributed $500,000 of available funds to our unit holders on March 15, 2011.
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
As of December 31, 2010, we held interests in three properties located in California, Missouri and North Carolina. Our properties may face competition in these geographic regions from other sellers, including other properties owned, operated or managed by our manager or its affiliates.
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
Significant Tenants
As of December 31, 2010, one tenant at our consolidated properties represented 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect, as follows:

	Percentage of
	2010 Annualized		Lease Expiration
Tenant	Base Rent	Property	Date
McKesson Information Solutions, Inc.	23.1%	Four Resource Square	06/30/12
On January 20, 2011, the Four Resource Square property was sold to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.
Geographic Concentration
As of December 31, 2010, we held interests in two consolidated properties, with one property each located in: (i) Missouri, which accounted for 52.7% of our annualized base rent; and (ii) North Carolina, which accounted for 47.3% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Employees
We have no employees or executive officers. Substantially all work performed for us is performed by employees and executive officers of our manager or its affiliates.
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
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2010, we had a loss from continuing operations of $6,623,000 and certain of our mortgage loans went into default. Accordingly, there is substantial doubt about our ability to continue as a going concern.

The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents include an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, the subsequent sale of the Four Resource Square property to an entity affiliated with its lender for no cash proceeds and the expected foreclosure of the Sevens Building property, which we also expect will result in no cash proceeds, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
Our accompanying consolidated financial statements have been prepared assuming that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We rely on the disposition of our properties to generate cash to fund our operations and pay distributions to our unit holders.
On May 7, 2010, we sold Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the mortgage loan. We did not receive any cash proceeds from the sale of the Tiffany Square property.
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in Executive Center I, located in Dallas, Texas, or the Executive Center I property, to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the mortgage loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property.

As of December 31, 2010, we had two remaining consolidated properties, the Sevens Building and Four Resource Square properties. The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents include an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default of the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.
As a result of the dispositions of the Tiffany Square property, the Executive Center I property and the Four Resource Square property for no cash proceeds, as well as the expected foreclosure of the Sevens Building property, which is also expected to result in no cash proceeds to us, our ability to generate cash to fund our operations and/or pay future distributions to our unit holders is significantly limited.
Since our cash flow is not assured, we may not pay distributions in the future.
Our ability to pay distributions has been adversely affected by the risks described herein. Effective November 1, 2008, we suspended monthly cash distributions to our unit holders. Although we distributed $2,500,000 of available funds to our unit holders during the year ended December 31, 2010 and distributed $500,000 on March 15, 2011, we cannot assure our unit holders that we will be able to pay distributions in the future. We also cannot assure our unit holders that the receipt of proceeds from future property dispositions, if any, will necessarily increase our cash available for distribution to our unit holders. Our total distributions to our unit holders will ultimately be significantly less than their initial investment.
Our use of borrowings to fund or partially fund our previous acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our mortgage loan documents may restrict our operating or disposition activities.
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

In addition, if we cannot meet our required mortgage payment obligations, the property or properties subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, their respective lenders, which would result in loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our basis in the property, we would recognize income on foreclosure, but we may not receive any cash proceeds.
The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain debt service coverage and other ratios. The mortgages also include provisions that may limit our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or mortgage loans may contain financial covenants, further restrictive covenants and other obligations.
We have materially breached certain covenants or obligations in our debt agreements. As a result, the lender may seize our income from the property securing the mortgage loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the mortgage loan. We may then have to sell our properties either at a loss or at a time that prevents us from achieving a higher price. The failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of our properties through foreclosure. Additionally, if the lender were to seize the income from the property securing a mortgage loan, we would no longer have any discretion over the use of the income, which may prevent us from making distributions to our unit holders.
As discussed above in Item 1A., Risk Factors, the mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2010.
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
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. Most, if not all, of our properties were purchased in such an environment, therefore, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated values of all of our remaining properties are less than our purchase price for such properties, and we can give no assurance that our properties will maintain their current value, or that the value will not continue to decrease even further.

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
A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues. As of December 31, 2010, rent paid by the ten largest tenants at our consolidated properties represented 63.4% of our annualized rental revenues. Based upon the current estimated values, our properties have decreased in value since we purchased them due to these changes, among others, and may continue to decrease in value even further, therefore, the value of our unit holders’ investments have likewise decreased and they may lose some or all of their remaining investment.
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
As of December 31, 2010, we were in default on the mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2010. The expected foreclosure of the Sevens Building property, as well as the recent sale of the Four Resource Square property to an entity affiliated with its lender for no cash proceeds, raises substantial doubt about our ability to continue as a going concern.

Upon the sale of our properties, we may have to pay prepayment fees or defeasance charges on our mortgages.
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
Our previous acquisition strategy of purchasing value-added properties increases the risk of owning real estate and has adversely affected our results of operations, our ability to pay distributions to our unit holders and our ability to dispose of properties in a timely manner, and could continue to do so in the future.
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
Distributions paid by us in the past have included a return of capital, and any future distributions paid to our unit holders may include a return of capital, rather than a return on capital for our unit holders.
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
Our portfolio lacks geographic diversity due to the fact that, as of December 31, 2010, we held property ownership interests in only three states: California, Missouri and North Carolina. As of March 18, 2011, we hold property ownership interests in only California and Missouri. This geographic concentration of properties exposes us to economic downturns in these regions, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, state budgetary constraints and priorities, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. A recession in any of these states could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these states from other properties owned, operated or managed by our manager or its affiliates. Our manager or its affiliates have interests that may vary from our interests in such states.
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

Our manager has become aware of bankruptcy filings effected by two unaffiliated, individual investor entities, who are minority owners in two tenant-in-common, or TIC, programs that were originally sponsored by our manager. Our manager provided non-recourse/carve-out guarantees for each of these properties, which only impose liability on our Manager if certain acts prohibited by the loan documents take place. Liability under these non-recourse/carve-out guarantees may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, our manager may become liable under these guarantees and related indemnification obligations for the benefit of the mortgage lender in connection with these TIC programs. While our manager’s ultimate liability under these guarantees is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, the ultimate disposition of the individual bankruptcy proceedings, and the defenses our manager may raise under the guarantees, such liability may be in an amount in excess of our manager’s net worth. Our manager is investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intends to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation.
Our manager has also been involved in multiple legal proceedings with respect to one of these TIC programs, including an action pending in state court in Austin, Texas, or the Texas Action, and an arbitration proceeding being conducted in California, or the Arbitration. In the Texas Action, our manager and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from undisclosed ground movement. The outcome of the Texas Action, and the damages, if any, that our manager and its affiliate will recover, are uncertain. In the Arbitration, TIC investors are asserting, among other things, that our manager should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011 and will result in the arbitrator’s determination of whether the TICs have proven any of their claims and what damages, if any, should be awarded against our manager. Our manager is vigorously defending against those claims. Our manager has tendered this matter to its insurance carriers for indemnification and will vigorously pursue coverage. While the outcome of the second phase of the Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect on our manager’s financial condition, results of operations and cash flows.
Our success is dependent on the performance of our manager, which could be adversely impacted by the performance of its parent company.
Our manager is a wholly owned direct subsidiary of NNN Realty Advisors, Inc., or NNNRA, which is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our manager, its executive officers and its employees. If our manager suffers or is distracted by adverse financial or operational problems in connection with NNNRA or Grubb & Ellis, our manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.
NNNRA is a guarantor on the mortgage loans of several TIC programs that it has sponsored. Under the guaranty agreements, NNNRA is required to maintain a specified level of minimum net worth. As of December 31, 2010, NNNRA’s net worth was below the contractually specified levels with respect to approximately 30 percent of its managed TIC programs. While this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $6.0 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared.
In addition, Grubb & Ellis’ business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in Grubb & Ellis’ industry, which Grubb & Ellis anticipates will continue through 2011. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Grubb & Ellis has already experienced, and could continue to put downward pressure on Grubb & Ellis’ revenues and operating results. To the extent that any decline in Grubb & Ellis’ revenues and operating results impacts the performance of NNNRA or our manager, our financial condition and results of operations could also suffer.

Our properties may face competition from other properties owned, operated or managed by our manager or its affiliates.
As of March 18, 2011, our manager or its affiliates, G REIT Liquidating Trust (successor of G REIT, Inc.), T REIT Liquidating Trust (successor of T REIT, Inc.) and NNN 2002 Value Fund, LLC, or NNN 2002 Value Fund, as well as other private TIC investment programs and other real estate investment programs, currently own, operate or manage properties that may compete with our properties in California and Missouri. These properties may compete with our properties, which may affect: (i) our ability to attract and retain tenants; (ii) the rents we are able to charge; and (iii) the value of our investments in our properties. Our manager’s or its affiliates’ interest in, operation of, or management of these other properties may create conflicts between our manager’s fiduciary obligations to us and its fiduciary obligations to, or pecuniary interest in, these competing properties. Our manager’s management of these properties may also limit the time and services that our manager devotes to us because it will be providing similar services to these other properties.
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
We have acquired our interests in the Enterprise Technology Center property through co-ownership arrangements with one or more affiliates of our manager and/or entities that are also managed by our manager. The terms of these co-ownership arrangements may be more favorable to the other co-owners than to our unit holders. In addition, key decisions, such as a sale, refinancing and new or amended leases, must be approved by the unanimous consent of the co-owners.
Our co-ownership arrangements contain risks not present in wholly owned properties.
Investing in properties through co-ownership arrangements, including investments held through TIC investment programs or through partial ownership interests in limited liability companies, subjects those investments to risks not present in a wholly owned property, including, without limitation, the following:
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
We could be treated as a publicly traded partnership for U.S. federal income tax purposes.
We could be deemed to be a publicly traded partnership for U.S. federal income tax purposes if our interests are either (i) traded on an established securities market, or (ii) readily tradable on a secondary market (or the substantial equivalent thereof). If we are treated as a publicly traded partnership, we may be taxed as a corporation unless we meet certain requirements as to the nature of our income. In such circumstances, our income (including gains from the sale of our assets, if any) would be subject to corporate-level tax, which could reduce distributions to our unit holders. While we do not believe that we will be taxed as a corporation, we have not requested a ruling from the Internal Revenue Service, or the IRS, and there can be no assurance that the IRS will not successfully challenge our status as a partnership.
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
We believe that we will not operate in a manner that requires us to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Investment companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:
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
In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. In addition, in order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may possibly lower our unit holders’ returns.
If we are required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our unit holders’ investment return.
We do not expect that we will operate in a manner that requires us to register as an investment company under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as investment securities, as such term is defined under this Investment Company Act, and the value of such assets exceeds 40.0% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.
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
Real Estate Investments
As of December 31, 2010, we owned two consolidated office properties, with one property each located in Missouri and North Carolina, with an aggregate gross leaseable area, or GLA, of approximately 349,000 square feet. We also owned an 8.5% interest in one unconsolidated office property located in California with an aggregate GLA of approximately 381,000 square feet.
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
The following table presents certain additional information about our consolidated and unconsolidated properties as of December 31, 2010:

							Annual
		Date	%	GLA	Annualized	Physical	Rent Per
	Location	Acquired	Owned	(Sq Ft)	Rent(1)	Occupancy	Sq Ft(2)
Consolidated Properties:
Four Resource Square(3)	Charlotte, NC	3/7/2007	100.0%	152,000	$2,461,000	81.7%	$19.83
Sevens Building	St. Louis, MO	10/25/2007	100.0%	197,000	2,741,000	66.0%	$21.05

Totals / Weighted Avg.				349,000	$5,202,000	72.8%	$20.45

Unconsolidated Property:
Enterprise Technology Center(4)	Scotts Valley, CA	5/7/2004	8.5%	381,000	$817,000	12.5%	$17.17

(1)	Annualized rent is based on contractual base rent from leases in effect as of December 31, 2010.

(2)	Annual rent per square foot is the average annual rent per occupied square foot as of December 31, 2010.

(3)	The Four Resource Square property was sold to an entity affiliated with the Four Resource Square lender on January 20, 2011.

(4)	Unaffiliated TICs own 88.4% of the Enterprise Technology Center property. Unaffiliated entities own the remaining 3.1%; however, their interests are held in an entity that is also managed by our manager.
The following information applies to our consolidated properties and our investments in unconsolidated properties:
•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.

Lease Expirations
The following table presents information about the annual base rent of expiring leases at our consolidated properties as of December 31, 2010:

			% of Leased		% of Total
			Area	Annual Rent	Annual Rent
	Number of	Total Sq. Ft. of	Represented by	Under	Represented by
Year Ending December 31	Leases Expiring	Expiring Leases	Expiring Leases	Expiring Leases	Expiring Leases
2011 (1)	24	65,000	25.6%	$1,389,000	26.7%
2012	9	103,000	40.5	2,135,000	41.0
2013	4	16,000	6.5	383,000	7.4
2014	10	39,000	15.5	819,000	15.8
2015	4	24,000	9.3	322,000	6.2
Thereafter	2	7,000	2.6	154,000	2.9

Total	53	254,000	100.0%	$5,202,000	100.0%

(1)	Leases that have been extended on a month-to-month basis are included with the leases scheduled to expire during the year ended December 31, 2011.
Geographic Diversification and Concentration
The following table lists the states in which our consolidated properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2010:

		Aggregate	Approximate	Current	Approximate
	No. of	Rentable	% of Rentable	Annual Base	% of Aggregate
State	Properties	Square Feet	Square Feet	Rent	Annual Rent
North Carolina	1	152,000	43.6%	$2,461,000	47.3%
Missouri	1	197,000	56.4	2,741,000	52.7

Total	2	349,000	100.0%	$5,202,000	100.0%

Indebtedness
As of December 31, 2010, we had secured mortgage loans payable outstanding on both of our consolidated properties, representing an aggregate principal amount of $43,471,000, consisting of $21,000,000, or 48.3%, of fixed rate mortgage loans payable at a weighted-average interest rate of 10.95% per annum and $22,471,000, or 51.7%, of variable rate mortgage loans payable at a weighted-average interest rate of 7.26% per annum. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Note 7, Mortgage Loans Payable, to our Consolidated Financial Statements accompanying this Annual Report on Form 10-K, for further information regarding our indebtedness.

Item 3.	Legal Proceedings.
Neither we nor any of our properties are presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us or any of our properties that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our units.
As of December 31, 2010, there were no outstanding options or warrants to purchase our units or securities convertible into our units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.
Unit Holders
As of March 18, 2011, there were 799 unit holders of record with 323, 248 and 266 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.
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
The distributions declared per Class A unit, Class B unit and Class C unit in each quarter since January 1, 2008 were as follows:

Quarters Ended	2010	2009	2008
March 31	$100	$—	$88
June 30	$100	$—	$88
September 30	$50	$—	$87
December 31	$—	$—	$29
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
Distributions payable to our unit holders may include a return of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s basis. Distributions in excess of tax basis will generally constitute capital gain.
The declaration of distributions is determined by our manager. The amount of distributions depends on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2010.

Item 6.	Selected Financial Data.
The following tables set forth our selected historical consolidated financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected consolidated balance sheet data as of December 31, 2010 and 2009 and the selected consolidated operating and cash flow data for the years ended December 31, 2010, 2009 and 2008 have been derived from the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the selected consolidated operating and cash flow data for the years ended December 31, 2007 and 2006 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K, as adjusted for reclassifications required by the Property, Plant and Equipment Topic for discontinued operations. Historical results are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements accompanying this Annual Report on Form 10-K.

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$32,687,000	$53,944,000	$72,215,000	$108,681,000	$77,056,000
Mortgage loans payable, including mortgage loans secured by properties held for sale and properties held for non-sale disposition	$43,471,000	$60,164,000	$68,915,000	$71,682,000	$37,186,000
NNN 2003 Value Fund, LLC unit holders’ (deficit) equity	$(12,068,000)	$(9,173,000)	$(279,000)	$30,865,000	$34,772,000

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Rental revenues	$6,852,000	$6,950,000	$6,512,000	$2,981,000	$—
Real estate related impairments	$5,300,000	$700,000	$12,100,000	$—	$—
Interest expense	$3,244,000	$3,179,000	$3,180,000	$1,717,000	$—
Equity in earnings (losses) of unconsolidated real estate	$619,000	$(3,154,000)	$(1,031,000)	$(1,421,000)	$(1,139,000)
Loss from continuing operations	$(6,623,000)	$(5,341,000)	$(18,285,000)	$(3,820,000)	$(1,232,000)
Income (loss) from discontinued operations	$6,130,000	$(3,749,000)	$(10,983,000)	$4,498,000	$1,595,000
Net (loss) income attributable to NNN 2003 Value Fund, LLC	$(395,000)	$(8,894,000)	$(28,882,000)	$829,000	$381,000

Other Data:
Cash flows provided by (used in) operating activities	$64,000	$(811,000)	$(2,600,000)	$(4,018,000)	$(4,789,000)
Cash flows provided by (used in) investing activities	$1,663,000	$10,922,000	$352,000	$(17,530,000)	$15,867,000
Cash flows (used in) provided by financing activities	$(2,420,000)	$(8,846,000)	$(4,501,000)	$29,112,000	$(21,194,000)
Distributions paid	$(2,500,000)	$—	$(2,908,000)	$(4,090,000)	$(5,997,000)
Number of consolidated properties at year end	2	4	5	5	6
Rentable square feet of consolidated properties	349,000	738,000	837,000	837,000	763,000
Occupancy of consolidated properties	72.8%	65.7%	66.1%	64.9%	52.8%
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
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto accompanying this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2010 and 2009, together with our results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008.

Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; sales prices, lease renewals and new leases; legislative/regulatory changes; availability of capital; changes in interest rates; our ability to service our debt, competition in the real estate industry; the supply and demand for operating properties in our current and proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our manager (as defined below); and litigation. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our consolidated properties consist of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property. Our unconsolidated property interest consists of an 8.5% ownership interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property. We currently intend to dispose of all of our remaining properties and pay distributions to our unit holders from available funds, if any. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2010, we had a loss from continuing operations of $6,623,000 and certain of our mortgage loans went into default. Accordingly, there is substantial doubt about our ability to continue as a going concern.
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents include an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.

In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, the subsequent sale of the Four Resource Square property to an entity affiliated with its lender for no cash proceeds and the expected foreclosure of the Sevens Building property, which we also expect will result in no cash proceeds, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.
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
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, including two consolidated properties and one unconsolidated property. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to dispose of all of our remaining properties and pay distributions to our unit holders from available funds, if any. We do not anticipate acquiring any additional real estate properties at this time.
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
Acquisitions in 2010
We did not acquire any consolidated properties during the year ended December 31, 2010.
Dispositions in 2010
On May 7, 2010, we sold Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the mortgage loan. We did not receive any cash proceeds from the transfer of the Tiffany Square property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Tiffany Square property of $4,144,000 during the year ended December 31, 2010, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in Executive Center I, located in Dallas, Texas, or the Executive Center I property, to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property, and we did not pay our manager a disposition fee in connection with the transfer of the property. We recorded a gain on extinguishment of debt related to the Executive Center I property of $2,514,000 during the year ended December 31, 2010, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the year ended December 31, 2010.
Acquisitions in 2009
We did not acquire any consolidated properties during the year ended December 31, 2009.
Dispositions in 2009
On July 17, 2009, we completed the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the property. We recorded a gain on sale of the 901 Civic Center property of $758,000 during the year ended December 31, 2009, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the year ended December 31, 2009. We owned a 96.9% interest in the 901 Civic Center property.
Acquisitions and Dispositions in 2008
We did not acquire or dispose of any consolidated properties during the year ended December 31, 2008.
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
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the years ended December 31, 2010, 2009 and 2008, we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $5,300,000, $4,000,000 and $20,700,000 against the carrying values of our consolidated real estate investments during the years ended December 31, 2010, 2009 and 2008, respectively.
Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $18,000,000, $21,570,000 and $4,200,000 were recorded against their carrying values during the years ended December 31, 2010, 2009 and 2008, respectively. Our share of these impairments was approximately $374,000, $3,115,000 and $500,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Our share of the impairments recorded during the year ended December 31, 2010 was limited to the amount of our remaining investment in the unconsolidated property.
Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Years Ended December 31,
	2010	2009	2008
Real estate related impairments of operations held for non-sale disposition	$5,300,000	$700,000	$12,100,000
Equity in income (losses) of unconsolidated real estate	374,000	3,115,000	500,000
Income (loss) from discontinued operations	—	3,300,000	8,600,000

	$5,674,000	$7,115,000	$21,200,000

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
Properties Held for Non-Sale Disposition
Our properties held for non-sale disposition are stated at historical cost less accumulated depreciation, net of real estate related impairment charges. The cost of our properties held for non-sale disposition includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from 6 to 39 years and the shorter of the lease term or useful life, ranging from 1 to 6 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in discontinued operations.

During the year ended December 31, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009. The property was reclassified as a property held for non-sale disposition at that time, as we determined that the property would be transferred to the Executive Center I lender in the first half of 2010. In the first quarter of 2010, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, was also reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. Further, in the third quarter of 2010, we determined that the Sevens Building and Four Resource Square properties would also be transferred to their respective lenders, and have reclassified both of these properties as properties held for non-sale disposition.
Factors Which May Influence Results of Operations
Rental Revenue
The amount of rental revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
As of December 31, 2010, our two consolidated properties were 72.8% leased to 58 tenants. Leases representing approximately 25.6% of the total leased area expire during 2011. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the year. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we evaluate any tenant relationship intangible assets in connection with our assessment of real estate assets for impairment.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, these costs may increase in the future, and any increased costs may affect our liquidity or capital resources and/or future distribution of funds, if any, to our unit holders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over our financial reporting as of December 31, 2010 and continue to comply with such regulations.
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
We have made reclassifications of the operating results of all properties sold or abandoned as of December 31, 2010 from “Loss from continuing operations” to “Income (loss) from discontinued operations” for all periods presented to conform with the current year financial statement presentation. In addition, we have made reclassifications from “Income (loss) from discontinued operations” to “Loss from continuing operations” for all periods presented for properties that no longer met the held for sale classification criteria as of December 31, 2010.

Comparison of the Years Ended December 31, 2010 and 2009

	Years Ended December 31,		Change
	2010	2009	$	%
Revenues:
Rental revenue of operations held for non-sale disposition	$6,852,000	$6,950,000	$(98,000)	(1.4)%

Expenses:
Operating expenses of operations held for non-sale disposition	5,235,000	4,612,000	623,000	13.5%
General and administrative	362,000	587,000	(225,000)	(38.3)%
Real estate related impairments of operations held for non-sale disposition	5,300,000	700,000	4,600,000	657.1%

	10,897,000	5,899,000	4,998,000	84.7%

(Loss) income before other income (expense) and discontinued operations	(4,045,000)	1,051,000	(5,096,000)	(484.9)%
Other income (expense):
Interest expense of operations held for non-sale disposition	(3,244,000)	(3,179,000)	(65,000)	2.0%
Interest and dividend income	23,000	47,000	(24,000)	(51.1)%
Investment related impairments	—	(126,000)	126,000	(100.0)%
Equity in income (losses) of unconsolidated real estate	619,000	(3,154,000)	3,773,000	119.6%
Other income	24,000	20,000	4,000	20.0%

Loss from continuing operations	(6,623,000)	(5,341,000)	(1,282,000)	(24.0)%
Income (loss) from discontinued operations	6,130,000	(3,749,000)	9,879,000	263.5%

Consolidated net loss	$(493,000)	$(9,090,000)	$8,597,000	(94.6)%

Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition decreased $98,000, or 1.4%, to $6,852,000 during the year ended December 31, 2010, compared to $6,950,000 for the year ended December 31, 2009.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition increased $623,000, or 13.5%, to $5,235,000 during the year ended December 31, 2010, compared to $4,612,000 for the year ended December 31, 2009. The increase was primarily attributable to higher depreciation expense for the Sevens Building property. The Sevens Building property was classified as held for sale for the majority of 2009 and, accordingly, was not depreciated. In the fourth quarter of 2009, the property was reclassified as held for investment, and depreciation of the building, improvements and intangible assets resumed upon reclassification.
General and Administrative
General and administrative expense decreased $225,000, or 38.3%, to $362,000 during the year ended December 31, 2010, compared to $587,000 for the year ended December 31, 2009. The decrease was primarily due to lower external audit costs and other professional fees.
Real Estate Related Impairments of Operations Held for Non-Sale Disposition
Real estate related impairments of operations held for non-sale disposition were $5,300,000 during the year ended December 31, 2010, compared to real estate related impairments of $700,000 for the year ended December 31, 2009. The larger impairments recorded during the year ended December 31, 2010 were due to impairments recorded related to the Sevens Building property, which primarily resulted from the identification of some repair and restoration work required on the property’s parking structure, as well as a decrease in our lease renewal rate estimates.

Interest Expense of Operations Held for Non-Sale Disposition
Interest expense of operations held for non-sale disposition increased $65,000, or 2.0%, to $3,244,000 during the year ended December 31, 2010, compared to $3,179,000 for the year ended December 31, 2009. The increase was primarily due to the higher default interest rate being recorded on the Sevens Building mortgage loan, which has been in default since October 31, 2010 due to non-payment of the principal balance upon maturity. This increase was partly offset by lower amortization of deferred financing fees related to the Four Resource Square mortgage loan because the fees became fully amortized upon the original maturity date of the mortgage loan on March 7, 2010.
Interest and Dividend Income
Interest and dividend income was $23,000 during the year ended December 31, 2010, compared to $47,000 for the year ended December 31, 2009.
Equity in Income (Losses) of Unconsolidated Real Estate
Equity in income of unconsolidated real estate was $619,000 during the year ended December 31, 2010, compared to equity in losses of unconsolidated real estate of $3,154,000 for the year ended December 31, 2009. The equity in income of unconsolidated real estate for the year ended December 31, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property, (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property, and (iii) our share of the $18,000,000 real estate related impairment charge recorded by the Enterprise Technology Center property, which was limited to the amount of our remaining investment in the property.
The equity in losses of unconsolidated real estate for the year ended December 31, 2009 was primarily attributable to real estate related impairment charges of $21,570,000 that were recorded at our unconsolidated real estate, of which our portion was approximately $3,115,000.
Other Income
Other income was $24,000 during the year ended December 31, 2010, compared to other income of $20,000 for the year ended December 31, 2009.
Income (Loss) from Discontinued Operations
Income from discontinued operations was $6,130,000 during the year ended December 31, 2010, compared to a loss from discontinued operations of $3,749,000 for the year ended December 31, 2009. During the year ended December 31, 2010, the income from discontinued operations resulted primarily from the gains recognized on the extinguishment of debt related to the Tiffany Square and Executive Center I properties of $4,144,000 and $2,514,000, respectively. The loss from discontinued operations during the year ended December 31, 2009 was primarily attributable to real estate related impairment charges totaling $3,300,000 related to the Executive Center I and Tiffany Square properties, as well as the operating losses of these properties incurred during the period, partly offset by a gain of $758,000 recognized on the sale of the 901 Civic Center property.
Consolidated Net Loss
As a result of the above, consolidated net loss was $493,000 for the year ended December 31, 2010, compared to consolidated net loss of $9,090,000 for the year ended December 31, 2009.

Comparison of the Years Ended December 31, 2009 and 2008

	Years Ended December 31,		Change
	2009	2008	$	%
Revenues:
Rental revenue of operations held for non-sale disposition	$6,950,000	$6,512,000	$438,000	6.7%

Expenses:
Operating expenses of operations held for non-sale disposition	4,612,000	6,297,000	(1,685,000)	(26.8)%
General and administrative	587,000	723,000	(136,000)	(18.8)%
Real estate related impairments of operations held for non-sale disposition	700,000	12,100,000	(11,400,000)	(94.2)%

	5,899,000	19,120,000	(13,221,000)	(69.1)%

Income (loss) before other income (expense) and discontinued operations	1,051,000	(12,608,000)	13,659,000	108.3%
Other income (expense):
Interest expense of operations held for non-sale disposition	(3,179,000)	(3,180,000)	1,000	(0.0)%
Interest and dividend income	47,000	219,000	(172,000)	(78.5)%
Loss on sales of marketable securities	—	(808,000)	808,000	—%
Investment related impairments	(126,000)	(900,000)	774,000	(86.0)%
Equity in losses of unconsolidated real estate	(3,154,000)	(1,031,000)	(2,123,000)	205.9%
Other income	20,000	23,000	(3,000)	(13.0)%

Loss from continuing operations	(5,341,000)	(18,285,000)	12,944,000	(70.8)%
Loss from discontinued operations	(3,749,000)	(10,983,000)	7,234,000	(65.9)%

Consolidated net loss	$(9,090,000)	$(29,268,000)	$20,178,000	(68.9)%

Rental Revenue of Operations Held for Non-Sale Disposition
Rental revenue of operations held for non-sale disposition increased $438,000, or 6.7%, to $6,950,000 during the year ended December 31, 2009, compared to $6,512,000 for the year ended December 31, 2008. The increase was attributable to higher rental revenue at the Four Resource Square and Sevens Building properties.
Operating Expenses of Operations Held for Non-Sale Disposition
Operating expenses of operations held for non-sale disposition decreased $1,685,000, or 26.8%, to $4,612,000 during the year ended December 31, 2009, compared to $6,297,000 for the year ended December 31, 2008. This decrease was primarily due to a $1,714,000 decrease in depreciation and amortization expense at the Four Resource Square and Sevens Building properties. Depreciation expense for the Four Resource Square property decreased due to the $5,900,000 impairment charge recorded in 2008 and the resulting lower depreciable basis. Depreciation expense for the Sevens Building property decreased because it was classified as held for sale for the majority of 2009 and was not depreciated during that period.
General and Administrative
General and administrative expense decreased $136,000, or 18.8%, to $587,000 during the year ended December 31, 2009, compared to $723,000 for the year ended December 31, 2008. The decrease was due primarily to lower tax and audit fees.

Real Estate Related Impairments of Operations held for non-sale disposition
During the year ended December 31, 2009, we reviewed our consolidated properties for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present. As a result of these impairment reviews, we recorded real estate related impairments of $600,000 related to the Sevens Building property and $100,000 related to the Four Resource Square property, for total real estate related impairments of $700,000 during the year ended December 31, 2009.
During the year ended December 31, 2008, we reviewed our consolidated properties for impairment in accordance with FASB Codification Topic 360, Property, Plant and Equipment, as indicators of impairment were present. As a result of these impairment reviews, we recorded real estate related impairments of $6,200,000 related to the Sevens Building property and $5,900,000 related to the Four Resource Square property, for total real estate related impairments of $12,100,000 during the year ended December 31, 2008.
Interest Expense of Operations Held for Non-Sale Disposition
Interest expense decreased $1,000 to $3,179,000 during the year ended December 31, 2009, compared to interest expense of $3,180,000 for the year ended December 31, 2008.
Interest and Dividend Income
Interest and dividend income decreased $172,000, or 78.5%, to $47,000 during the year ended December 31, 2009, compared to interest and dividend income of $219,000 for the year ended December 31, 2008, primarily due to a decrease in interest income earned on our money market accounts and our marketable securities, as all of the securities were sold during 2008.
Loss on Sales of Marketable Securities
We did not hold any investments in marketable securities during the year ended December 31, 2009. We recorded a loss on sales of marketable securities of $808,000 during the year ended December 31, 2008. The loss was due to the sale of underperforming investments in marketable equity securities in our investment account during 2008.
Investment Related Impairments
Investment related impairments were $126,000 during the year ended December 31, 2009, compared to $900,000 during the year ended December 31, 2008. During 2009, we recorded an investment related impairment of $126,000 on Chase Tower, located in Austin, Texas, or the Chase Tower property, to adjust the investment balance to its estimated fair value as of December 31, 2009. During 2008, we recorded investment related impairments of $200,000 on the Enterprise Technology Center property, $300,000 on the Executive Center II & III property, and $400,000 on the Chase Tower property to adjust the investment balances to their estimated fair values as of December 31, 2008.
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
Other Income
Other income decreased $3,000 to $20,000 during the year ended December 31, 2009, compared to $23,000 for the year ended December 31, 2008.

Loss from Discontinued Operations
Loss from discontinued operations decreased $7,234,000 to $3,749,000 during the year ended December 31, 2009, compared to $10,983,000 for the year ended December 31, 2008. The loss from discontinued operations during the year ended December 31, 2009 was primarily attributable to real estate related impairment charges totaling $3,300,000 related to the Executive Center I and Tiffany Square properties, as well as the operating losses of these properties incurred during the period, partly offset by a gain of $758,000 recognized on the sale of the 901 Civic Center property. The loss from discontinued operations during the year ended December 31, 2008 was mainly due to real estate related impairment charges totaling $8,600,000 related to the 901 Civic Center, Executive Center I and Tiffany Square properties, in addition to the operating losses for these properties incurred during the period.
Consolidated Net Loss
As a result of the above, our consolidated net loss was $9,090,000 for the year ended December 31, 2009, compared to $29,268,000 for the year ended December 31, 2008.
Liquidity and Capital Resources
Ability to Continue as a Going Concern
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2010, we had a loss from continuing operations of $6,623,000 and certain of our mortgage loans went into default. Accordingly, there is substantial doubt about our ability to continue as a going concern.
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents include an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
In addition, the mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, the subsequent sale of the Four Resource Square property to an entity affiliated with its lender for no cash proceeds and the expected foreclosure of the Sevens Building property, which we also expect will result in no cash proceeds, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.

Sources of Capital and Liquidity
Our primary sources of capital historically have been derived from: (i) proceeds from the sale of properties; (ii) our ability to obtain debt financing from third parties and related parties including, without limitation, our manager and its affiliates; and (iii) our real estate operations. Our sources of capital are currently extremely limited due to the fact that we do not expect to receive any cash proceeds from the ultimate dispositions of our remaining consolidated and unconsolidated properties. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments to us. The terms of any debt financing received from our manager or its affiliates are not negotiated on an arm’s length basis and, under the terms of the Operating Agreement, we may be required to pay interest on our borrowings at a rate of up to 12.00% per annum. We may use the net proceeds from such loans for any purpose, including, without limitation, operating requirements, capital and tenant improvements, rate lock deposits and distributions.
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
Debt Financing
One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness. As of December 31, 2010, we had secured mortgage loans payable outstanding on both of our consolidated properties, representing an aggregate principal amount of $43,471,000, consisting of $21,000,000, or 48.3%, of fixed rate mortgage loans payable at a weighted-average interest rate of 10.95% per annum and $22,471,000, or 51.7%, of variable rate mortgage loans payable at a weighted-average interest rate of 7.26% per annum.
The composition of our aggregate mortgage loans payable on consolidated properties as of December 31, 2010 was as follows:

	Total Mortgage Loans Payable		Weighted-Average Interest Rate
	As of December 31,		As of December 31,
	2010	2009	2010	2009

Variable rate	$22,471,000	$34,574,000	7.26%	7.47%
Fixed rate	21,000,000	25,590,000	10.95%	7.04%

	$43,471,000	$60,164,000	9.04%	7.28%

Additional information regarding our mortgage loans payable as of December 31, 2010 was as follows:

			Weighted-
			Average	Variable
	Principal		Interest	or Fixed
	Outstanding	Maturity Date	Rate	Interest Rate
Consolidated Properties:
Sevens Building(1)	$21,494,000	10/31/2010	10.87%	Fixed & Variable
Four Resource Square(2)	21,977,000	1/20/2011	7.25%	Variable

	$43,471,000

Unconsolidated Property:
Enterprise Technology Center(3)	$32,562,000	05/11/2011	11.44%	Fixed

(1)	The mortgage loan on the Sevens Building property is currently in default due to non-payment of principal upon maturity. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011. The mortgage loan on the Sevens Building property includes $21,000,000 with a fixed interest rate of 5.95% per annum and a default interest rate of 10.95% per annum, and $494,000 with a variable interest rate of 2.56% per annum and a default interest rate of 7.56% per annum as of December 31, 2010.

(2)	The Four Resource Square property was sold to an entity affiliated with the lender of the Four Resource Square property on January 20, 2011.

(3)	The mortgage loan on the Enterprise Technology Center property is in default due to non-payment of monthly interest and principal, and we are currently discussing our options regarding this property with the Enterprise Technology Center lender. The mortgage loan has a fixed interest rate of 6.44% per annum and a default interest rate of 11.44% per annum.
Certain of our consolidated and unconsolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants and other requirements. We are currently in default on the mortgage loans on the Sevens Building and Enterprise Technology Center properties, as discussed above.
Cash Flows
Comparison of the Years Ended December 31, 2010 and 2009
Cash provided by operating activities was $64,000 for the year ended December 31, 2010, compared to cash used in operating activities of $811,000 for the year ended December 31, 2009. The improvement in cash from operating activities was due, in part, to lower administrative costs and the collection of interest related to the loan to the Executive Center II and III property.
Cash provided by investing activities was $1,663,000 for the year ended December 31, 2010, compared to cash provided by investing activities of $10,922,000 for the year ended December 31, 2009. The cash flows from investing activities for the year ended December 31, 2010 were primarily due to the sales of the Chase Tower and Executive Center II and III properties, which resulted in distributions from unconsolidated real estate of $1,407,000, and the receipt of payment on the $579,000 loan receivable from the Executive Center II and III property. The cash provided by investing activities for the year ended December 31, 2009 was primarily due to the $11,250,000 of proceeds received from the sale of the 901 Civic Center property, which was partially offset by $329,000 of capital expenditures.
Cash used in financing activities was $2,420,000 for the year ended December 31, 2010, compared to cash used in financing activities of $8,846,000 for the year ended December 31, 2009. The cash used in financing activities during the year ended December 31, 2010 was primarily due to $2,500,000 of distributions to our unit holders during the year. The cash used in financing activities during the year ended December 31, 2009 was mainly due to the $8,943,000 principal repayment on the mortgage loan on the 901 Civic Center property in connection with the sale of the property.

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
Other Liquidity Needs
We have restricted cash balances of $646,000 as of December 31, 2010, which are primarily held as reserves for property taxes and insurance in connection with our mortgage loans payable. In addition, $217,000 of the restricted cash balance represents an escrow account that was funded from the proceeds of the sale of Southwood Tower, located in Houston, Texas, or the Southwood Tower property, to pay a rent guaranty to the buyer for a period of five years, which ended in December 2010. The buyer of the Southwood Tower property receives payments from this escrow account as the vacant space is leased. We are currently finalizing the allocation of the remaining funds in the escrow account, which we expect will be completed in the first half of 2011.
We estimate that our expenditures for capital improvements, tenant improvements and lease commissions not funded through loan draws will be insignificant in 2011. We have no reserves for these expenditures, and any such expenditures will be funded from net cash from operations, if any. We cannot provide assurance, however, that our required expenditures for capital improvements, tenant improvements and lease commissions will not exceed our estimates.
Contractual Obligations
The following table provides information with respect to the maturities and scheduled principal repayments of our consolidated debt balance, excluding any available extension options, as well as scheduled interest payments on our debt as of December 31, 2010:

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2011)(1)	(2012-2013)	(2014-2015)	(After 2015)	Total

Principal payments — variable rate debt	$22,471,000	$—	$—	$—	$22,471,000
Principal payments — fixed rate debt	21,000,000	—	—	—	21,000,000
Interest payments — variable rate debt (based on rates in effect as of December 31, 2010)	89,000	—	—	—	89,000
Interest payments — fixed rate debt	—	—	—	—	—

	$43,560,000	$—	$—	$—	$43,560,000

(1)	The mortgage loan on the Sevens Building property matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011. The principal balance of this mortgage loan is included in the table above in the column of loans maturing in less than 1 year; however, no interest payments have been included in the table.

Off-Balance Sheet Arrangements
As of December 31, 2010, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
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
Subsequent Events
See Note 16, Subsequent Events, to our consolidated financial statements accompanying this Annual Report on Form 10-K, for a discussion of subsequent events.

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
The table below presents, as of December 31, 2010, the consolidated principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate mortgage loans payable(1)	$21,000,000	$—	$—	$—	$—	$—	$21,000,000	$15,632,000
Weighted average interest rate on maturing fixed rate debt	10.95%	—%	—%	—%	—%	—%	10.95%
Variable rate mortgage loans payable	$22,471,000	$—	$—	$—	$—	$—	$22,471,000	$14,618,000
Weighted average interest rate on maturing variable rate debt (based on rates in effect as of December 31, 2010)	7.26%	—%	—%	—%	—%	—%	7.26%

(1)	Our fixed rate debt, which consists only of a mortgage loan on the Sevens Building property, matured on October 31, 2010 and is currently in default. The table above assumes the mortgage loan has a maturity date of January 1, 2011.

As of December 31, 2010, we estimate the fair value of our mortgage loans payable to be approximately $30,250,000. For non-recourse mortgage loans on properties with estimated fair values of less than their respective loan balances, which is the case for both of our consolidated properties, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
As of December 31, 2010, we had fixed and variable rate mortgage loans with effective interest rates ranging from 7.25% to 10.95% per annum and a weighted average effective interest rate of 9.04% per annum. As of December 31, 2010, a 0.50% increase in London Interbank Offered Rate, or LIBOR, would have had an insignificant impact on our overall annual interest expense.

Item 8.	Financial Statements and Supplementary Data.
See the index included in Item 15. Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Changes in Registrant’s Certifying Accountant
None.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our manager’s executive vice president, portfolio management, and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our manager, including our manager’s executive vice president, portfolio management, and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our manager’s executive vice president, portfolio management, and chief accounting officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective.
(b) Management’s Report on Internal Control over Financial Reporting. The management of our manager is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our manager’s executive vice president, portfolio management, and chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the Internal Control-Integrated Framework, our manager’s executive vice president, portfolio management, and chief accounting officer concluded that our internal control over financial reporting was effective as of December 31, 2010.
(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table and biographical descriptions set forth information with respect to our manager’s executive officers who serve as our principal executive officer and principal financial officer as of March 18, 2011. We have no directors.

Name	Age	Position	Term of Office
Steven M. Shipp	49	Principal Executive Officer	Since December 2010
Paul E. Henderson	39	Principal Financial Officer	Since April 2010
Steven M. Shipp serves as the executive vice president, portfolio management, of our Manager, responsible for the day-to-day operations of our Manager’s asset management and structured finance and refinance efforts, which is a position he has held since November 2010. In connection with his capacity as executive vice president, portfolio management, of our Manager, Mr. Shipp has served as our principal executive officer since December 2010. Mr. Shipp has also served as the principal executive officer of NNN 2002 Value Fund, LLC, an entity also managed by our manager, since February 2011. From November 2008 to November 2010, Mr. Shipp previously served as our Manager’s managing director of structured finance. From October 1997 to June 2008, Mr. Shipp served as a special consultant to several of the largest commercial real estate lenders in the nation, including Nomura Securities North America, The Bank of New York Mellon and Prudential Asset Management, which is a role that overlapped his career at PDG America, LLC. Between February 2000 and March 2001, Mr. Shipp served as senior vice president of finance for a regional commercial retail development group, PDG America, LLC. Prior to PDG America, LLC, Mr. Shipp served as vice president of Bank of America’s commercial mortgage-backed securities asset management and securitized debt portfolio from June 1993 to June 1997. He also served as vice president and regional manager of loan administration for Bank of America, N.A. from September 1990 to August 1993. Mr. Shipp began his career working for Far West Savings and Loan Association in the construction loan management department. Mr. Shipp received his B.A. degree in Economics from the University of California, Irvine.
Paul E. Henderson has served as the chief accounting officer of our Manager since October 2009. In connection with his capacity as chief accounting officer of our Manager, Mr. Henderson has served as our principal financial officer since April 2010. Since April 2010, Mr. Henderson has also served as principal financial officer for NNN 2002 Value Fund, LLC. From May 2007 to August 2009, Mr. Henderson served as senior controller at LNR Property Corporation, a diversified real estate, investment, finance and management company. From January 2006 to April 2007, Mr. Henderson served as assistant corporate controller of Conexant Systems, Inc., a NASDAQ-listed semiconductor company. Between 2002 and 2005, Mr. Henderson served as director of accounting and reporting and subsequently as European controller for Hyperion Solutions Corporation, a NASDAQ-listed business performance management software company. Mr. Henderson began his career in public accounting as an associate at Arthur Andersen LLP and, subsequently, as a manager in the Global Capital Markets group of PricewaterhouseCoopers LLP. A certified public accountant, Mr. Henderson received his B.S. degree in Business Administration, with dual concentrations in Financial Management and Accounting, from California Polytechnic State University, San Luis Obispo.

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
Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2010 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2010.
Code of Ethics
We do not have our own code of ethics. Grubb & Ellis has a Code of Business Conduct and Ethics that is applicable to employees of our manager who provide services to us, a copy of which is available at www.grubb-ellis.com and upon request and without charge by writing to NNN 2003 Value Fund, LLC at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

Item 11.	Executive Compensation.
Executive and Director Compensation
Since the resignation of our chief executive officer in December 2010, we do not have nor do we intend to hire any employees, executive officers or directors to whom we will pay compensation. Our principal executive officer and principal financial officer are employees of our manager and/or its affiliates and are compensated by such entities for their services to us. Our day-to-day management is performed by our manager and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Operating Agreement. We do not currently intend to pay any compensation directly to our principal executive officer or principal financial officer. As a result, we do not have a compensation policy or program and have not included a compensation discussion and analysis in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.
Principal Unit Holders
The following table shows, as of March 18, 2011, the number and percentage of units owned by:
•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;
•	our manager;
•	our principal executive officer;
•	our principal financial officer; and
•	all of our directors and executive officers as a group.

	Beneficially	Percentage of
	Owned	Outstanding
Name of Beneficial Owners(1)	No. of Units	Units
Our manager	None	0.0%
Steven M. Shipp	None	0.0%
Paul E. Henderson	None	0.0%
Kent W. Peters(2)	None	0.0%
All of our directors and executive officers as a group(3)	None	0.0%

(1)	The address of each beneficial owner listed is 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Mr. Peters resigned as our Chief Executive Officer effective December 31, 2010.

(3)	We have no directors.
We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2010, 2009 and 2008, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2010, 2009 and 2008, we incurred property management fees to Realty of $390,000, $538,000 and $547,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee of up to 3.0% of the gross purchase price of a property. For the years ended December 31, 2010, 2009 and 2008, we did not incur any real estate acquisition fees to Realty or its affiliate.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the years ended December 31, 2010, 2009 and 2008, we did not incur any real estate disposition fees to Realty or its affiliate.
Lease Commissions
We pay Realty a lease commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2010, 2009 and 2008, we incurred lease commissions to Realty of $227,000, $157,000 and $303,000, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the years ended December 31, 2009 and 2008, we incurred accounting fees to our manager of $59,000 and $72,000, respectively. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees for the year ended December 31, 2010.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising construction and repair projects in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2009 and 2008, we incurred construction management fees to Realty of $4,000 and $76,000, respectively. We did not incur any construction management fees for the year ended December 31, 2010.
Loan Fees
We pay Realty or its affiliate a loan fee equal to 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2010, 2009 and 2008, we did not incur any loan fees to Realty or its affiliate.
Related Party Payables
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of December 31, 2010 and 2009, the amount payable by us was $32,000 and $118,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”

Related Party Receivables
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provided for interest at a fixed rate of 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011. At the time of the sale of the Executive Center II and III property on May 24, 2010, the $579,000 note receivable, as well as $208,000 of accrued interest, was repaid in full.
As of December 31, 2009, the amount due to us related to the unsecured note described above, net of allowances, and for management fees due from an affiliated entity was $475,000, which is included in the accompanying consolidated balance sheet in the line item entitled “Accounts and loans receivable due from related parties, net.” There were no amounts due to us as of December 31, 2010.

Item 14.	Principal Accounting Fees and Services.
Ernst & Young LLP, or E&Y, has served as our independent auditor since October 9, 2008 and has audited our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008. The following table lists the fees for services rendered by E&Y in 2010 and 2009:

Services	2010	2009
Audit fees	$210,000	$321,000
Audit-related fees	—	—

Total	$210,000	$321,000

Deloitte & Touche LLP, or D&T, served as our independent auditor from January 12, 2005 to October 9, 2008. The following table lists the fees for services rendered by D&T in 2010 and 2009:

Services	2010	2009
Audit fees (1)	$13,000	$20,000
Audit-related fees	—	—

Total	$13,000	$20,000

(1)	Audit fees billed in 2010 were related to the reissuance of D&T’s audit opinion for 2007, which was included in our Annual Report on Form 10-K for the year ended December 31, 2009. Audit fees billed in 2009 were related to the reissuance of D&T’s audit opinions for 2007 and 2006, which were included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Our manager pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2010 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	70

Real Estate and Accumulated Depreciation (Schedule III)	71
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
See Item 15(a) (2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Manager and Unit Holders of
NNN 2003 Value Fund, LLC
We have audited the accompanying consolidated balance sheets of NNN 2003 Value Fund, LLC (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss) income, (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred recurring losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements and does not have sufficient cash flow to repay mortgage loans that are past due and in default. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Irvine, California
March 18, 2011

NNN 2003 VALUE FUND, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Real estate investments:
Properties held for non-sale disposition, net	$27,218,000	$41,540,000
Investments in unconsolidated real estate	24,000	1,101,000

	27,242,000	42,641,000

Cash and cash equivalents	2,031,000	2,724,000
Accounts receivable, net	79,000	354,000
Accounts and loans receivable due from related parties, net	—	475,000
Restricted cash	646,000	1,351,000
Intangible assets related to properties held for non-sale disposition, net	1,951,000	4,233,000
Other assets related to properties held for non-sale disposition, net	738,000	2,166,000

Total assets	$32,687,000	$53,944,000

LIABILITIES AND (DEFICIT) EQUITY
Mortgage loans payable secured by properties held for non-sale disposition	$43,471,000	$60,164,000
Accounts payable and accrued liabilities	613,000	1,842,000
Accounts and loans payable due to related parties	32,000	118,000
Other liabilities related to properties held for non-sale disposition	422,000	678,000
Other liabilities	217,000	217,000

Total liabilities	44,755,000	63,019,000

Commitments and contingencies (Note 13)

(Deficit) equity:
NNN 2003 Value Fund, LLC unit holders’ deficit	(12,068,000)	(9,173,000)
Noncontrolling interest equity	—	98,000

Total (deficit) equity	(12,068,000)	(9,075,000)

Total liabilities and (deficit) equity	$32,687,000	$53,944,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental revenue of operations held for non-sale disposition	$6,852,000	$6,950,000	$6,512,000

Expenses:
Operating expenses of operations held for non-sale disposition	5,235,000	4,612,000	6,297,000
General and administrative	362,000	587,000	723,000
Real estate related impairments of operations held for non-sale disposition	5,300,000	700,000	12,100,000

Total expenses	10,897,000	5,899,000	19,120,000

(Loss) income before other income (expense) and discontinued operations	(4,045,000)	1,051,000	(12,608,000)
Other income (expense):
Interest expense of operations held for non-sale disposition	(3,244,000)	(3,179,000)	(3,180,000)
Interest and dividend income	23,000	47,000	219,000
Loss on sales of marketable securities	—	—	(808,000)
Investment related impairments	—	(126,000)	(900,000)
Equity in income (losses) of unconsolidated real estate	619,000	(3,154,000)	(1,031,000)
Other income	24,000	20,000	23,000

Loss from continuing operations	(6,623,000)	(5,341,000)	(18,285,000)
Income (loss) from discontinued operations	6,130,000	(3,749,000)	(10,983,000)

Consolidated net loss	(493,000)	(9,090,000)	(29,268,000)
Loss attributable to noncontrolling interests	(98,000)	(196,000)	(386,000)

Net loss attributable to NNN 2003 Value Fund, LLC	$(395,000)	$(8,894,000)	$(28,882,000)

Comprehensive (loss) income:
Consolidated net loss	$(493,000)	$(9,090,000)	$(29,268,000)
Recognition of previously unrealized loss on marketable equity securities	—	—	646,000

Comprehensive loss	(493,000)	(9,090,000)	(28,622,000)
Comprehensive loss attributable to noncontrolling interests	(98,000)	(196,000)	(386,000)

Comprehensive loss attributable to NNN 2003 Value Fund, LLC	$(395,000)	$(8,894,000)	$(28,236,000)

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

			NNN 2003
	Number of	Total Equity	Value Fund, LLC	Noncontrolling
	Units	(Deficit)	Equity (Deficit)	Interests
Equity Balance — January 1, 2008	9,970	$31,547,000	$30,865,000	$682,000
Distributions	—	(2,910,000)	(2,908,000)	(2,000)
Net loss	—	(29,268,000)	(28,882,000)	(386,000)
Recognition of previously unrealized loss on marketable equity securities	—	646,000	646,000	—

Equity (Deficit) Balance — December 31, 2008	9,970	15,000	(279,000)	294,000
Net loss	—	(9,090,000)	(8,894,000)	(196,000)

Equity (Deficit) Balance — December 31, 2009	9,970	(9,075,000)	(9,173,000)	98,000
Distributions	—	(2,500,000)	(2,500,000)	—
Net loss	—	(493,000)	(395,000)	(98,000)

Deficit Balance — December 31, 2010	9,970	$(12,068,000)	$(12,068,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(493,000)	$(9,090,000)	$(29,268,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate related impairments on consolidated properties	5,300,000	4,000,000	20,700,000
Investment related impairments	—	126,000	900,000
Gain on sales of real estate	—	(758,000)	—
Gain on extinguishment of debt	(6,658,000)	—	—
Loss on sales of marketable equity securities	—	—	808,000
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	2,186,000	2,090,000	4,828,000
Equity in (earnings) losses of unconsolidated real estate	(619,000)	3,154,000	1,031,000
Allowance for doubtful accounts	241,000	15,000	(228,000)
Change in operating assets and liabilities:
Accounts receivable, including accounts receivable from related parties	249,000	(59,000)	123,000
Other assets	(399,000)	(584,000)	(168,000)
Restricted cash	128,000	528,000	63,000
Accounts payable and accrued liabilities, including accounts payable to related parties	146,000	(201,000)	(1,212,000)
Security deposits, prepaid rent and other liabilities	(17,000)	(32,000)	(177,000)

Net cash provided by (used in) operating activities	64,000	(811,000)	(2,600,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from (investments in) unconsolidated real estate	1,407,000	1,000	(224,000)
Proceeds from sales of real estate	—	11,250,000	—
Capital expenditures	(323,000)	(329,000)	(1,045,000)
Proceeds from sales of marketable equity securities	—	—	893,000
Proceeds from repayment of loans to related parties	579,000	—	—
Restricted cash	—	—	728,000

Net cash provided by investing activities	1,663,000	10,922,000	352,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgage loans payable	292,000	192,000	1,119,000
Principal repayments on mortgage loans payable	—	(8,943,000)	(3,886,000)
Borrowings from related parties	—	—	199,000
Principal repayments on related parties borrowings	—	—	(199,000)
Cash transfer to lender in connection with transfer of property	(213,000)	—	—
Restricted cash	1,000	(91,000)	1,406,000
Payment of deferred financing costs		(4,000)	(230,000)
Distributions to noncontrolling interests	—	—	(2,000)
Distributions to unit holders	(2,500,000)	—	(2,908,000)

Net cash used in financing activities	(2,420,000)	(8,846,000)	(4,501,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(693,000)	1,265,000	(6,749,000)
CASH AND CASH EQUIVALENTS — beginning of year	2,724,000	1,459,000	8,208,000

CASH AND CASH EQUIVALENTS — end of year	$2,031,000	$2,724,000	$1,459,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,011,000	$4,701,000	$5,130,000
Cash paid for income taxes	$20,000	$24,000	$72,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$—	$217,000	$712,000
Transfer of real estate and other assets in connection with debt extinguishment	$10,758,000	$—	$—
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$17,629,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, comprised of two consolidated properties and one unconsolidated property. We currently intend to dispose of all of our remaining properties and pay distributions to our unit holders from available funds, if any. We do not anticipate acquiring any additional real estate properties at this time.
Our ability to continue as a going concern is dependent upon our ability to generate the necessary cash flows and/or retain the necessary financing to meet our obligations and pay our liabilities as they come due. During the year ended December 31, 2010, we had a loss from continuing operations of $6,623,000 and certain of our mortgage loans went into default. Accordingly, there is substantial doubt about our ability to continue as a going concern.
The mortgage loan for Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and is currently in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents include an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
In addition, the mortgage loan for Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the property.
The maturities of the mortgage loans on the Sevens Building and Four Resource Square properties, the subsequent sale of the Four Resource Square property to an entity affiliated with its lender for no cash proceeds and the expected foreclosure of the Sevens Building property, which we also expect will result in no cash proceeds, combined with our loss from continuing operations, raises substantial doubt about our ability to continue as a going concern.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIEs, that we have concluded should be consolidated in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income (loss).
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
Use of Estimates
The preparation of our financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of December 31, 2010 and 2009 and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the years ended December 31, 2010, 2009 and 2008. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could differ under different assumptions or conditions.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Allowance for Doubtful Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for doubtful current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guaranties, current economic conditions and other relevant factors. We have established allowances for doubtful accounts of $218,000 and $15,000 as of December 31, 2010 and 2009, respectively, to reduce receivables to our estimate of the amount recoverable.
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
As of December 31, 2010 and 2009, we held no investments in marketable securities. During the year ended December 31, 2008, we sold all of our remaining investments in marketable securities and recorded a total loss on sale of $808,000.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the years ended December 31, 2010, 2009 and 2008, we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $5,300,000, $4,000,000 and $20,700,000 against the carrying values of our consolidated real estate investments during the years ended December 31, 2010, 2009 and 2008, respectively.
Additionally, our unconsolidated properties were also assessed for impairment, and impairment charges of $18,000,000, $21,570,000 and $4,200,000 were recorded against their carrying values during the years ended December 31, 2010, 2009 and 2008, respectively. Our share of these impairments was approximately $374,000, $3,115,000 and $500,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Our share of the impairment recorded during the year ended December 31, 2010 was limited to the amount of our remaining investment in the unconsolidated property.
Real estate related impairments are reflected in our consolidated statements of operations as follows:

	Years Ended December 31,
	2010	2009	2008
Real estate related impairments of operations held for non-sale disposition	$5,300,000	$700,000	$12,100,000
Equity in income (losses) of unconsolidated real estate	374,000	3,115,000	500,000
Income (loss) from discontinued operations	—	3,300,000	8,600,000

	$5,674,000	$7,115,000	$21,200,000

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
Properties Held for Non-Sale Disposition
Our properties held for non-sale disposition are stated at historical cost less accumulated depreciation, net of real estate related impairment charges. The cost of our properties held for non-sale disposition includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from six to 39 years and the shorter of the lease term or useful life, ranging from one to six years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in discontinued operations.
During the year ended December 31, 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for Executive Center I, located in Dallas, Texas, or the Executive Center I property, which matured on October 1, 2009. The property was reclassified as a property held for non-sale disposition at that time, as we determined that the property would be transferred to the Executive Center I lender in the first half of 2010. In the first quarter of 2010, Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, was also reclassified as a property held for non-sale disposition, as its related mortgage loan matured on February 15, 2010 and we determined that the property would be transferred to the Tiffany Square lender in the second quarter of 2010. Further, in the third quarter of 2010, we determined that the Sevens Building and Four Resource Square properties would also be transferred to their respective lenders, and have reclassified both of these properties as properties held for non-sale disposition.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Fair Value Measurements
FASB Codification Topic 820, Fair Value Measurements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value instruments. It establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally developed valuation models. If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.
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
The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Properties held for non-sale disposition	$27,218,000	$—	$—	$27,218,000	$(5,300,000)
Investments in unconsolidated real estate	$24,000	$—	$—	$24,000	$—
The following table presents nonfinancial assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets	Carrying Value	Level 1	Level 2	Level 3	Losses
Properties held for non-sale disposition	$41,540,000	$—	$—	$41,540,000	$(4,000,000)
Investments in unconsolidated real estate	$1,101,000	$—	$—	$1,101,000	$(126,000)

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Revenue Recognition
Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements in accordance with FASB Codification Topic 840, Leases. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
We have geographic concentration of risk subject to fluctuations in each state’s economy where we operate our consolidated properties. As of December 31, 2010, we held interests in two consolidated properties with one property each located in: (i) Missouri, which accounted for 52.7% of our aggregate annual rent; and (ii) North Carolina, which accounted for 47.3% of our aggregate annual rent.
As of December 31, 2010, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect as of December 31, 2010, were as follows:

		Percentage of
	2010	2010		Lease
	Annualized	Annualized		Expiration
Tenant	Base Rent	Base Rent	Property	Date
McKesson Information Solutions, Inc.	$1,203,000	23.1%	Four Resource Square	06/30/12
As of December 31, 2009, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect as of December 31, 2009, were as follows:

		Percentage of
	2009	2009		Lease
	Annualized	Annualized		Expiration
Tenant	Base Rent	Base Rent	Property	Date
McKesson Information Solutions, Inc.	$1,168,000	14.4%	Four Resource Square	06/30/12
PRC, LLC	$839,000	10.4%	Tiffany Square	05/31/12
Westwood College of Technology	$806,000	10.0%	Executive Center I	01/31/13
As of December 31, 2008, tenants at our consolidated properties representing 10.0% or more of aggregate annual rental revenue, based on contractual base rent from leases in effect as of December 31, 2010, were as follows:

		Percentage of
	2008	2008		Lease
	Annualized	Annualized		Expiration
Tenant	Base Rent	Base Rent	Property	Date
GSA-FBI	$1,234,000	12.1%	901 Civic Center	05/03/12
McKesson Information Solutions, Inc.	$1,134,000	11.1%	Four Resource Square	06/30/12
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Financial instruments on our condensed consolidated balance sheets consist of cash and cash equivalents, accounts and loans receivable, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to and from related parties is not determinable due to their related party nature. As of December 31, 2010 and 2009, we estimate the fair value of our consolidated mortgage loans payable to be approximately $30,250,000 and $47,993,000, respectively, compared to their carrying values of $43,471,000 and $60,164,000, respectively. The fair value of the mortgage loans payable are estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2010 and 2009, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.
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
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the years ended December 31, 2010, 2009 and 2008.
Noncontrolling Interests
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly owned by us.
3. Real Estate Investments — Properties Held for Non-Sale Disposition
Our investments in properties held for non-sale disposition consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Buildings and improvements	$26,813,000	$39,074,000
Land	4,137,000	7,122,000

	30,950,000	46,196,000

Less: accumulated depreciation	(3,732,000)	(4,656,000)

	$27,218,000	$41,540,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Depreciation expense for the properties held for non-sale disposition was $1,111,000, $708,000 and $1,557,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Real estate related impairment charges of $4,721,000, $618,000 and $10,904,000 were recorded against land, buildings and improvements of our properties held for non-sale disposition during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, real estate related impairment charges of $579,000, $82,000 and $1,196,000 were recorded against identified intangible and other assets of our properties held for non-sale disposition during the years ended December 31, 2010, 2009 and 2008, respectively.
4. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of December 31, 2010 and 2009:

		Ownership	December 31,
Property	Location	Percentage	2010	2009
Chase Tower	Austin, TX	14.8%	$6,000	$727,000
Enterprise Technology Center	Scotts Valley, CA	8.5%	—	374,000
Executive Center II and III	Dallas, TX	41.1%	18,000	—

			$24,000	$1,101,000

Summarized Financial Information
Summarized unaudited condensed combined financial information about our unconsolidated real estate as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	December 31,
	2010	2009

Assets (primarily real estate, net of impairments)	$18,591,000	$140,954,000

Mortgage loans and other debt payable	$32,562,000	$117,582,000
Other liabilities	5,258,000	15,987,000
(Deficit) equity	(19,229,000)	7,385,000

Total liabilities and equity	$18,591,000	$140,954,000

Our share of equity	$24,000	$1,101,000

	Years Ended December 31,
	2010	2009	2008
Revenues	$2,831,000	$6,361,000	$6,684,000
Rental and other expenses	25,398,000	16,357,000	12,718,000

Loss from continuing operations	(22,567,000)	(9,996,000)	(6,034,000)
Income (loss) from discontinued operations	2,774,000	(9,556,000)	(2,254,000)

Net loss	$(19,793,000)	$(19,552,000)	$(8,288,000)

Our equity in income (losses) of unconsolidated real estate	$271,000	$(2,806,000)	$(1,031,000)

Total real estate related impairment charges of $18,000,000, $21,570,000 and $4,200,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the years ended December 31, 2010, 2009 and 2008, respectively. Our share of these real estate related impairment charges was approximately $374,000, $3,115,000 and $500,000 during the years ended December 31, 2010, 2009 and 2008, respectively, and is included in the consolidated statements of operations in the line item entitled “Equity in income (losses) of unconsolidated real estate.” Since we have no commitment to fund deficit capital accounts, the amount of losses from unconsolidated real estate that we record is limited to the amount of our remaining investment in each respective unconsolidated property. During the year ended December 31, 2010, our share of the $18,000,000 real estate related impairment charge recorded by one of our unconsolidated properties was limited to our remaining investment in that property.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
In addition, during the year ended December 31, 2009, we recorded a $348,000 allowance against the carrying value of our note receivable of $579,000 from the Executive Center II and III property pursuant to FASB Codification Topic 323, Investments — Equity Method and Joint Ventures, as our share of losses incurred by the Executive Center II and III property exceeded the amount of our equity investment. This allowance was reversed during the year ended December 31, 2010, as the note receivable was paid in full upon the sale of the property on May 24, 2010. The allowance, as well as the subsequent reversal of the allowance, are included in the line item entitled “Equity in income (losses) of unconsolidated real estate” in the accompanying consolidated statements of operations.
We also impaired our investments in unconsolidated real estate by $126,000 and $900,000 during the years ended December 31, 2009 and 2008, respectively. These charges are included in our consolidated statements of operations in the line item entitled “Investment related impairments.” There were no investment related impairment charges recorded for our unconsolidated properties during the year ended December 31, 2010.
Mortgage Loans
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of December 31, 2010 and 2009:

	Ownership	December 31,
Property	Percentage	2010	2009
Chase Tower	14.8%	$—	$67,781,000
Enterprise Technology Center	8.5%	32,562,000	32,771,000
Executive Center II and III	41.1%	—	17,030,000

		$32,562,000	$117,582,000

Chase Tower
On January 25, 2010, we, along with NNN Chase Tower REO, LP, an entity managed by our manager, NNN OF 8 Chase Tower REO, LP, an entity also managed by our manager, and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), an unaffiliated third party, sold Chase Tower, located in Austin, Texas, or the Chase Tower property, to 221 West Sixth Street, LLC, an unaffiliated third party, for an aggregate sales price of $73,850,000. We owned a 14.8% interest in the Chase Tower property. Our portion of the net cash proceeds was $526,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Chase Tower property; therefore, a disposition fee was not paid to our manager. We also received distributions of excess cash from the Chase Tower property totaling $260,000 during the year ended December 31, 2010.
Enterprise Technology Center
On April 11, 2010, Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents.
The property is continuing to be marketed for sale and several possible options in connection with the property are currently being discussed with the Enterprise Technology Center lender, including: (a) a sale of the property or (b) a deed-in-lieu of foreclosure of the property. We can give no assurances that the property will be sold. Therefore, the Enterprise Technology Center lender may elect to foreclose on the property or a deed-in-lieu of foreclosure of the property may be provided to the lender. However, under the terms of the loan agreement, this event of default could allow the Enterprise Technology Center lender to immediately: (i) increase the interest rate of the loan from 6.44% per annum to the default interest rate of 11.44% per annum; (ii) impose a late charge equal to the lesser of 5.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and/or (iii) foreclose on the Enterprise Technology Center property.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Executive Center II and III
On May 24, 2010, we, through NNN Executive Center II and III 2003, LP, our indirect subsidiary, along with NNN Executive Center, LLC, an entity also managed by our manager, and sixteen unaffiliated third party entities sold Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property, to Boxer F2, L.P., an unaffiliated third party, for an aggregate sales price of $17,000,000. We owned a 41.1% interest in the Executive Center II and III property. Our portion of the net cash proceeds was $541,000 after payment of the related mortgage loan, closing costs and other transaction expenses. In connection with the sale of the Executive II and III property, we also received approximately $787,000 as full repayment of a note receivable and accrued interest due to us from the property. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Executive Center II and III property, therefore, a disposition fee was not paid to our manager. We also received distributions of excess cash from the Executive Center II and III property totaling $80,000 during the year ended December 31, 2010.
Loan Covenants
Our unconsolidated properties that are financed by borrowings may be required by the terms of the applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage, performance covenants, as well as other requirements. As discussed above, the mortgage loan on the Enterprise Technology Center property is in default.
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
5. Intangible Assets Related to Properties Held for Non-Sale Disposition
Identified intangible assets related to our properties held for non-sale disposition consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
In-place leases and tenant relationships, net of accumulated amortization of $1,881,000 and $3,224,000 as of December 31, 2010 and 2009, respectively	$1,951,000	$4,233,000

Amortization expense recorded on the identified intangible assets related to properties held for non-sale disposition was $587,000, $431,000 and $1,296,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Estimated amortization expense of the identified intangible assets as of December 31, 2010 for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amount
2011	$555,000
2012	394,000
2013	340,000
2014	272,000
2015	187,000
Thereafter	203,000

$1,951,000

6. Other Assets Related to Properties Held for Non-Sale Disposition
Other assets related to our properties held for non-sale disposition consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Deferred rent receivable	$277,000	$764,000
Lease commissions, net of accumulated amortization of $286,000 and $479,000 as of December 31, 2010 and 2009, respectively	321,000	744,000
Deferred financing costs, net of accumulated amortization of $0 and $925,000 as of December 31, 2010 and 2009, respectively	—	164,000
Prepaid expenses, deposits and other	140,000	494,000

	$738,000	$2,166,000

7. Mortgage Loans Payable
We have fixed and variable rate mortgage loans payable secured by our consolidated properties held for non-sale disposition of $43,471,000 and $60,164,000 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the effective interest rates on mortgage loans payable ranged from 7.25% to 10.95% per annum and 2.50% to 12.00% per annum, respectively, and the weighted-average effective interest rates were 9.04% and 7.28% per annum, respectively.
The composition of our consolidated mortgage loans payable as of December 31, 2010 and 2009 was as follows:

	Total Mortgage		Weighted Average
	Loans Payable		Interest Rate
	December 31, 2009	December 31, 2009	December 31, 2010	December 31, 2009
Variable rate	$22,471,000	$34,574,000	7.26%	7.47%
Fixed rate	21,000,000	25,590,000	10.95%	7.04%

	$43,471,000	$60,164,000	9.04%	7.28%

Certain of our consolidated properties financed by borrowings are required by the terms of their applicable loan documents to meet certain financial covenants such as minimum loan to value, debt service coverage and performance covenants, as well as other requirements on a combined and individual basis. As of December 31, 2010, we were in default on the Sevens Building mortgage loan, as discussed below.
The maturity dates and outstanding principal balances of our consolidated mortgage loans payable as of December 31, 2010 is as follows:

	Maturity	Outstanding Principal
Property	Date	December 31, 2009	December 31, 2009
Sevens Building	10/31/2010	$21,494,000	$21,382,000
Four Resource Square	1/20/2011	21,977,000	21,797,000
Tiffany Square	N/A	—	12,395,000
Executive Center I	N/A	—	4,590,000

		$43,471,000	$60,164,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Sevens Building Loan Default
On October 31, 2010, the mortgage loan for the Sevens Building property became due and is now in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents include an option to extend the maturity date for an additional 12 months; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property is currently less than the outstanding principal balance of the mortgage loan, and we do not expect that the value of the property will exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
Four Resource Square Loan Default, Extension and Cancellation
On March 7, 2010, the mortgage loan for the Four Resource Square property matured and was in default due to non-payment of the outstanding principal balance upon maturity. On April 20, 2010, we entered into an amendment to the loan and security agreement with the Four Resource Square lender, with an effective date of March 7, 2010, to extend the maturity date of the mortgage loan to the earlier of November 30, 2010 or the date on which the mortgage loan becomes due and payable, whether by acceleration or otherwise. On November 16, 2010, we entered into a second amendment with the Four Resource Square lender to extend the maturity date of the mortgage loan to the earlier of January 20, 2011 or the date on which the mortgage loan comes due and payable, by acceleration or otherwise.
On January 10, 2011, we entered into a purchase and sale agreement with Four Resource Square, LLC, an entity affiliated with the Four Resource Square lender, for the sale of the Four Resource Square property for a sales price equal to the outstanding principal balance of the mortgage loan, plus accrued interest and any other amounts due under the mortgage loan documents as of the closing date. On January 20, 2011, we sold the Four Resource Square property to Four Resource Square, LLC, an entity affiliated with the Four Resource Square lender, for a sales price of $21,977,000, which was equal to the outstanding principal balance of the mortgage loan. This mortgage loan was fully repaid and cancelled upon the transfer of the property.
Tiffany Square Loan Extension, Default and Cancellation
On February 15, 2009, we exercised an extension option on our mortgage loan for the Tiffany Square property, extending the maturity date to February 15, 2010. On February 15, 2010, our mortgage loan on the Tiffany Square property became due and was in default due to non-payment of the outstanding principal balance upon maturity.
On April 8, 2010, we entered into a purchase and sale agreement with Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for the sale of the Tiffany Square property for a sales price equal to the outstanding principal balance of the mortgage loan, plus accrued interest and any other amounts due under the mortgage loan documents as of the closing date. On May 7, 2010, we sold the Tiffany Square property to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the mortgage loan. This loan was fully repaid and cancelled upon the transfer of the property.
Executive Center I Loan Extension, Default and Cancellation
On September 23, 2008, we exercised a third extension option on our mortgage loan for the Executive Center I property, which extended the maturity date to October 1, 2009. In the third quarter of 2009, we elected to cease the subsidization of the operations and debt service on the non-recourse promissory note for the Executive Center I property, and the mortgage loan was not repaid on October 1, 2009.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in the Executive Center I property to the Executive Center I lender in exchange for complete cancellation of the mortgage loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the mortgage loan agreements. At the time of transfer, the mortgage loan had an outstanding principal balance of $4,590,000.
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
We paid $112,000 to reduce the swap liability during the year ended December 31, 2009. We recorded $79,000 as an addition to interest expense related to the change in the swap fair value for the years ended December 31, 2008. This interest rate swap agreement expired on May 12, 2009, and we did not renew it.
9. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant- in-common, or TIC, ownership interests that are not wholly-owned by us as of December 31, 2010 and 2009:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still exists as of December 31, 2010 in order to settle outstanding receivables and payables remaining from the operation of the property.
10. NNN 2003 Value Fund, LLC Unit Holders’ Deficit
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2010 and December 31, 2009, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
Effective November 1, 2008, we suspended regular, monthly cash distributions to all unit holders. Instead, we make periodic distributions to unit holders from available funds, if any. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future. During the years ended December 31, 2010, 2009 and 2008, we distributed $2,500,000, $0, and $2,908,000, respectively, of available funds to our unit holders. In addition, we distributed $500,000 of available funds to our unit holders on March 15, 2011.
11. Future Minimum Rental Revenue
We have operating leases with tenants that expire at various dates through 2017 and, in some cases, are subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2010, are summarized as follows:

Year Ending	Amount
2011	$4,187,000
2012	2,429,000
2013	1,416,000
2014	794,000
2015	220,000
Thereafter	189,000

$9,235,000

A certain amount of our rental revenue is derived from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2010, 2009 and 2008, the amount of contingent rent earned by us was not significant.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2010, 2009 and 2008, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2010, 2009 and 2008, we incurred property management fees to Realty of $390,000, $538,000 and $547,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee of up to 3.0% of the gross purchase price of a property. For the years ended December 31, 2010, 2009 and 2008, we did not incur any real estate acquisition fees to Realty or its affiliate.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the years ended December 31, 2010, 2009 and 2008, we did not incur any real estate disposition fees to Realty or its affiliate.
Lease Commissions
We pay Realty a lease commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2010, 2009 and 2008, we incurred lease commissions to Realty of $227,000, $157,000 and $303,000, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. For the years ended December 31, 2009 and 2008, we incurred accounting fees to our manager of $59,000 and $72,000, respectively. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees for the year ended December 31, 2010.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising construction and repair projects in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2009 and 2008, we incurred construction management fees to Realty of $4,000 and $76,000, respectively. We did not incur any construction management fees for the year ended December 31, 2010.
Loan Fees
We pay Realty or its affiliate a loan fee equal to 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2010, 2009 and 2008, we did not incur any loan fees to Realty or its affiliate.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Related Party Payables
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of December 31, 2010 and 2009, the amount payable by us was $32,000 and $118,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts and loans payable due to related parties.”
Related Party Receivables
On December 1, 2005, we advanced $579,000 to NNN Executive Center, LLC, an 11.5% owner of the Executive Center II and III property, an unconsolidated property, as evidenced by an unsecured note. The unsecured note provided for interest at a fixed rate of 8.00% per annum and all principal and accrued interest was originally due in full on December 1, 2008. Pursuant to the terms of the note, upon extension of the maturity dates of the mortgage loans payable on the Executive Center II and III property on December 28, 2008, the maturity date of the unsecured note was automatically extended to December 28, 2009. On March 2, 2010, the maturity date of this note was further extended to January 15, 2011. At the time of the sale of the Executive Center II and III property on May 24, 2010, the $579,000 note receivable, as well as $208,000 of accrued interest, was repaid in full.
As of December 31, 2009, the amount due to us related to the unsecured note described above, net of allowances, and for management fees due from an affiliated entity was $475,000, which is included in the accompanying consolidated balance sheet in the line item entitled “Accounts and loans receivable due from related parties, net.” There were no amounts due to us as of December 31, 2010.
Other Related Party Financing
On August 29, 2008, we entered into a 365-day unsecured loan in the amount of $111,000 with NNN Realty Advisors, the parent company of our manager. The unsecured note provided for interest at 6.96% per annum, and all principal and accrued interest was paid in full on December 10, 2008.
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
Environmental Matters
We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our financial condition, results of operations or cash flows. Further, we are not aware of any environmental liabilities or any unasserted claim or assessment with respect to environmental liabilities that we believe would require additional disclosure or the recording of a loss contingency.

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
14. Discontinued Operations
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the years ended December 31, 2010, 2009 and 2008, discontinued operations included the net income (loss) of the following properties:

Property	Date Acquired	Date Designated Held for Sale	Date Sold
901 Civic Center	April 24, 2006	September 26, 2008	July 17, 2009
Tiffany Square	November 15, 2006	N/A	May 7, 2010
Executive Center I	December 30, 2003	N/A	June 2, 2010
The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Rental revenue	$935,000	$3,461,000	$4,695,000
Rental expenses (including general, administrative, depreciation and amortization)	(842,000)	(2,554,000)	(4,482,000)
Real estate related impairments	—	(3,300,000)	(8,600,000)

Income (loss) before other income (expense)	93,000	(2,393,000)	(8,387,000)
Interest expense	(622,000)	(2,110,000)	(2,628,000)
Other income (expense)	1,000	(4,000)	32,000
Gain on extinguishment of debt	6,658,000	—	—
Gain on sale	—	758,000	—

Income (loss) from discontinued operations	6,130,000	(3,749,000)	(10,983,000)
Income (loss) from discontinued operations attributable to noncontrolling interests	—	57,000	(140,000)

Income (loss) from discontinued operations attributable to NNN 2003 Value Fund, LLC	$6,130,000	$(3,806,000)	$(10,843,000)

15. Selected Quarterly Financial Data (unaudited)
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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Rental revenues	$1,632,000	$1,790,000	$1,710,000	$1,720,000
Rental expenses (including general, administrative, depreciation and amortization)	1,338,000	1,303,000	1,481,000	1,475,000
Real estate related impairments	—	—	5,300,000	—
Income (loss) before other income (expense) and discontinued operations	294,000	487,000	(5,071,000)	245,000
Equity in income (losses) of unconsolidated real estate	4,000	6,000	1,016,000	(407,000)
Loss from continuing operations	(637,000)	(269,000)	(4,727,000)	(990,000)
Consolidated net (loss) income	(638,000)	(275,000)	1,864,000	(1,444,000)
Net (loss) income attributable to NNN 2003 Value Fund, LLC	(638,000)	(275,000)	1,864,000	(1,346,000)

NNN 2003 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Rental revenues	$1,738,000	$1,664,000	$1,764,000	$1,784,000
Rental expenses (including general, administrative, depreciation and amortization)	1,257,000	1,281,000	1,215,000	1,446,000
Real estate related impairments	—	100,000	600,000	—
Income (loss) before other income (expense) and discontinued operations	481,000	283,000	(51,000)	338,000
Equity in losses of unconsolidated real estate	(395,000)	(194,000)	(1,525,000)	(1,040,000)
Loss from continuing operations	(623,000)	(706,000)	(2,537,000)	(1,475,000)
Consolidated net loss	(807,000)	(895,000)	(4,952,000)	(2,436,000)
Net loss attributable to NNN 2003 Value Fund, LLC	(809,000)	(949,000)	(5,010,000)	(2,126,000)
16. Subsequent Events
Sale of Four Resource Square
On January 20, 2011, we sold the Four Resource Square property to Four Resource Square, LLC, an entity affiliated with the Four Resource Square lender, for a sales price of $21,977,000, which was equal to the outstanding principal balance of the loan. This loan was fully repaid and cancelled upon the transfer of the property.
Pending Foreclosure Action of Sevens Building
On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property, which occurred as a result of our non-payment of the principal balance of the mortgage loan on the maturity date of October 31, 2010. A successor trustee has been appointed by the Sevens Building lender to conduct a public auction for the sale of the Sevens Building property, which is set to take place on March 25, 2011.
Distribution to Unit Holders
On March 15, 2011, we distributed $500,000 of available funds to our unit holders.

NNN 2003 VALUE FUND, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

			Deductions
	Balance at	Charged to	(Write-off of	Balance at
	Beginning of	Costs and	uncollectible	End of
	Period	Expenses	account)	Period
Year ended December 31, 2010 —
Allowance for doubtful accounts	$15,000	$241,000	$(38,000)	$218,000
Straight line rent reserve	$176,000	$40,000	$—	$216,000
Year ended December 31, 2009 —
Allowance for doubtful accounts	$—	$15,000	$—	$15,000
Straight line rent reserve	$—	$176,000	$—	$176,000
Year ended December 31, 2008 —
Allowance for doubtful accounts	$228,000	$(228,000)	$—	$—
Straight line rent reserve	$—	$—	$—	$—

NNN 2003 VALUE FUND, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

										Maximum Life
										on Which
				Gross Amount at Which Carried						Depreciation in
		Initial Costs to Company		at Close of Period						Latest Income
			Buildings and		Buildings and		Accumulated	Date	Date	Statement is
	Encumbrance	Land	Improvements	Land	Improvements	Total(a)(b)	Depreciation(c)	Constructed	Acquired	Computed
Four Resource Square (Office), Charlotte, NC	$21,531,000	$1,668,000	$19,357,000	$1,183,000	$14,149,000	$15,332,000	$(2,516,000)	2000	3/7/2007	39 years
Sevens Building (Office), St. Louis, MO	21,000,000	5,119,000	20,487,000	2,954,000	12,664,000	15,618,000	(1,216,000)	1971	10/25/2007	39 years

Total	$42,531,000	$6,787,000	$39,844,000	$4,137,000	$26,813,000	$30,950,000	$(3,732,000)

(a)	For federal income tax purposes, the aggregate cost of our four consolidated operating properties, including a property that is held for non-sale disposition, as of December 31, 2010 is $47,193,000.

(b)	A summary of activity for real estate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Real Estate:
Balances at beginning of year	$46,196,000	$22,132,000	$77,337,000
Acquisitions of real estate properties	—	—	—
Additions to (retirements of) building and improvements	(143,000)	(173,000)	22,000
Dispositions of real estate properties	(10,382,000)	—	—
Real estate related impairments	(4,721,000)	(3,461,000)	(6,046,000)
Balances associated with changes in reporting presentation(d)	—	27,698,000	(49,181,000)

Balances at end of year	$30,950,000	$46,196,000	$22,132,000

(c)	A summary of activity for accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Accumulated Depreciation:
Balances at beginning of year	$4,656,000	$2,894,000	$2,740,000
Depreciation expense	1,111,000	788,000	1,223,000
Retirements	(223,000)	(329,000)	—
Dispositions of real estate properties	(1,812,000)	—	—
Balances associated with changes in reporting presentation(d)	—	1,303,000	(1,069,000)

Balances at end of year	$3,732,000	$4,656,000	$2,894,000

(d)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to (i) properties designated as held for sale and placed into discontinued operations or (ii) properties that no longer meet the criteria for classification as held for sale that have been reclassified as operating properties.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 Value Fund, LLC (Registrant)

By:	/s/ Steven M. Shipp	Executive Vice President, Portfolio Management

	Steven M. Shipp	Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC
Date: March 18, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven M. Shipp Steven M. Shipp	Executive Vice President, Portfolio Management Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal executive officer)

Date: March 18, 2011

By:	/s/ Paul E. Henderson Paul E. Henderson	Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)
Date: March 18, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.10
Modification of Deed of Trust and Other Loan Documents dated May 15, 2009, effective as of May 12, 2009, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and Bank of America, N.A. (Senior Loan Modification) (included as Exhibit 10.2 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference)

10.11
Modification of Deed of Trust and Other Loan Documents dated May 15, 2009, effective as of May 12, 2009, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and Bank of America, N.A. (Mezzanine Loan Modification) (included as Exhibit 10.3 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference)

Exhibit
Number	Exhibit

10.12
Fourth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 22, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference)

10.13
Fifth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 29, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference)

10.14
Sixth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated June 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009 and incorporated herein by reference)

10.15
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

10.16
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

10.17
Seventh Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, effective July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2009 and incorporated herein by reference)

10.18
Loan Modification Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, dated July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)

10.19
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

10.20
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

Exhibit
Number		Exhibit

10.21
Second Amendment to Loan Documents between sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, NNN Executive Center, LLC, NNN Executive Center II and III 2003, LP, Grubb & Ellis Realty Investors, LLC, NNN Realty Advisors, Inc., NNN Executive Center, LLC, and Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference)

10.22
Amended and Restated Promissory Note by and between NNN Executive Center, LLC, and sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, and NNN Executive Center II and III 2003, LP, payable to Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference)

10.23
Third Modification to Deed of Trust, Security Agreement and Fixture Filing by and between NNN Executive Center, LLC, and sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, and NNN Executive Center II and III 2003, LP, for the benefit of Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference)

10.24
Purchase and Sale Agreement between NNN VF Tiffany Square, LLC and Tiffany Square, LLC, dated April 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2010 and incorporated herein by reference)

10.25
First Amendment to Loan and Security Agreement between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated April 20, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2010 and incorporated herein by reference)

10.26
Settlement Agreement between NNN Executive Center 2003, LP and Ivan Halaj and Vilma Halaj Inter Vivos Trust, dated May 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

10.27
Amendment to Settlement Agreement between NNN Executive Center 2003, LP and Ivan Halaj and Vilma Halaj Inter Vivos Trust, dated June 2, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

10.28
Second Amendment to Loan and Security Agreement between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated November 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2010 and incorporated herein by reference)

21.1	*	Subsidiaries of NNN 2003 Value Fund, LLC

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.