Form 10-Q
period 2011-03-31
NNN 2003 VALUE FUND LLC
filed 2011-05-13
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 13, 2011, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Real estate investments:
Properties held for non-sale disposition, net	$—	$27,218,000
Investments in unconsolidated real estate	18,000	24,000

	18,000	27,242,000

Cash and cash equivalents	1,577,000	2,031,000
Accounts receivable, net	30,000	79,000
Restricted cash	217,000	646,000
Intangible assets related to properties held for non-sale disposition, net	—	1,951,000
Other assets related to properties held for non-sale disposition, net	—	738,000

Total assets	$1,842,000	$32,687,000

LIABILITIES AND EQUITY (DEFICIT)

Mortgage loans payable secured by properties held for non-sale disposition	$—	$43,471,000
Accounts payable and accrued liabilities	908,000	613,000
Accounts payable due to related parties	21,000	32,000
Other liabilities related to properties held for non-sale disposition, net	—	422,000
Other liabilities	217,000	217,000

Total liabilities	1,146,000	44,755,000

Commitments and contingencies (Note 11)

Equity (deficit):
NNN 2003 Value Fund, LLC unit holders’ equity (deficit)	696,000	(12,068,000)
Noncontrolling interest equity	—	—

Total equity (deficit)	696,000	(12,068,000)

Total liabilities and equity (deficit)	$1,842,000	$32,687,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income	$—	$12,000
Other income	—	8,000
General and administrative expense	(56,000)	(98,000)
Equity in losses of unconsolidated real estate	(6,000)	(407,000)

Loss from continuing operations	(62,000)	(485,000)
Income (loss) from discontinued operations	13,326,000	(958,000)

Consolidated net income (loss)	13,264,000	(1,443,000)
Loss attributable to noncontrolling interests	—	(98,000)

Net income (loss) attributable to NNN 2003 Value Fund, LLC	$13,264,000	$(1,345,000)

Comprehensive income (loss):
Consolidated net income (loss)	$13,264,000	$(1,443,000)
Other comprehensive income (loss)	—	—

Comprehensive income (loss)	13,264,000	(1,443,000)
Comprehensive loss attributable to noncontrolling interests	—	98,000

Comprehensive income (loss) attributable to NNN 2003 Value Fund, LLC	$13,264,000	$(1,345,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Unaudited)

			NNN 2003 Value
	Number	Total Equity	Fund, LLC	Noncontrolling
	of Units	(Deficit)	Equity (Deficit)	Interests
Deficit Balance — December 31, 2010	9,970	$(12,068,000)	$(12,068,000)	$—
Distributions	—	(500,000)	(500,000)	—
Net income	—	13,264,000	13,264,000	—

Equity Balance — March 31, 2011	9,970	$696,000	$696,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$13,264,000	$(1,443,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(13,634,000)	—
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	157,000	755,000
Equity in losses of unconsolidated real estate	6,000	407,000
Allowance for doubtful accounts	44,000	58,000
Change in operating assets and liabilities:
Accounts receivable, including accounts and loans receivable due from related parties	(168,000)	(99,000)
Other assets	38,000	(198,000)
Restricted cash	(21,000)	(193,000)
Accounts payable and accrued liabilities, including accounts payable to related parties	590,000	449,000
Security deposits, prepaid rent and other liabilities	(181,000)	72,000

Net cash provided by (used in) operating activities	95,000	(192,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(221,000)
Distributions from unconsolidated real estate	—	727,000

Net cash provided by investing activities	—	506,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	(7,000)
Borrowings on mortgage loans payable	—	68,000
Distributions to unit holders	(500,000)	(1,000,000)
Cash transferred to lender in connection with transfer of property	(49,000)	—

Net cash used in financing activities	(549,000)	(939,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(454,000)	(625,000)
CASH AND CASH EQUIVALENTS — beginning of period	2,031,000	2,724,000

CASH AND CASH EQUIVALENTS — end of period	$1,577,000	$2,099,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$958,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$—	$42,000
Transfer of real estate and other assets and liabilities in connection with debt extinguishment	$29,788,000	$—
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$43,471,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our two consolidated properties consisted of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property. Our unconsolidated property consisted of an 8.5% interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property.
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, or the buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. We did not receive any cash proceeds from the sale of the property.
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
As of March 31, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. We currently intend to sell, or otherwise dispose of, our remaining property interest, pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months, at which point we will cease to be a going concern.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 18, 2011.
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIEs, that we have concluded should be consolidated in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income (loss).
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As a result of the planned disposal of our remaining property interest, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classifications of liabilities that may be necessary if we are unable to continue as a going concern.
We have evaluated subsequent events through the date of issuance of these financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of March 31, 2011 and December 31, 2010 and the disclosure of contingent assets and liabilities as of the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses for the three months ended March 31, 2011 and 2010. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the three months ended March 31, 2011 and 2010, we assessed the values of our consolidated properties. We determined that no impairment charges were required related to our consolidated real estate investments during the three months ended March 31, 2011 and 2010. Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $18,000,000 were recorded against their carrying values during the three months ended March 31, 2010. Our share of these impairment charges was approximately $374,000, which is included in “Equity in losses of unconsolidated real estate” in our accompanying condensed consolidated statements of operations. Our share of the impairment recorded during the three months ended March 31, 2010 was limited to the amount of our remaining investment in the unconsolidated property. We determined that no impairment charges were required related to our unconsolidated real estate investments during the three months ended March 31, 2011.
Properties Held for Non-Sale Disposition
Our properties held for non-sale disposition are stated at historical cost less accumulated depreciation, net of real estate related impairment charges. The cost of our properties held for non-sale disposition includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of the property are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from six to 39 years and the shorter of the lease term or useful life, ranging from one to six years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income (loss) from discontinued operations in our accompanying condensed consolidated statements of operations.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the three months ended March 31, 2011.
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
Financial instruments on our condensed consolidated balance sheets consist of cash and cash equivalents, accounts and loans receivable, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to related parties is not determinable due to their related party nature. As of December 31, 2010, we estimate the fair value of our consolidated mortgage loans payable to be approximately $30,250,000, compared to their carrying values of $43,471,000. The fair value of the mortgage loans payable are estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimate the fair value of the mortgage loans to be equal to the estimated fair value of the properties.
Income Taxes
We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.
We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2011 and December 31, 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. As each of our properties has similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three months ended March 31, 2011 and 2010.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
3. Real Estate Investments — Properties Held for Non-Sale Disposition
Our investments in properties held for non-sale disposition consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Buildings and tenant improvements	$—	$26,813,000
Land	—	4,137,000

	—	30,950,000
Less: accumulated depreciation	—	(3,732,000)

	$—	$27,218,000

Depreciation expense was $96,000 and $297,000 for the three months ended March 31, 2011 and 2010, respectively. No real estate related impairment charges were recorded against our properties held for non-sale disposition during the three months ended March 31, 2011.
As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the three months ended March 31, 2011.
4. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of March 31, 2011 and December 31, 2010:

Property	Location	March 31, 2011	December 31, 2010
Chase Tower	Austin, TX	$5,000	$6,000
Enterprise Technology Center	Scotts Valley, CA	—	—
Executive Center II and III	Dallas, TX	13,000	18,000

		$18,000	$24,000

Summarized Financial Information
Summarized condensed combined financial information about our unconsolidated real estate as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	December 31, 2010

Assets (primarily real estate)	$17,920,000	$18,591,000

Mortgage loans and other debt payable	$32,562,000	$32,562,000
Other liabilities	5,981,000	5,258,000
(Deficit) equity	(20,623,000)	(19,229,000)

Total liabilities and (deficit) equity	$17,920,000	$18,591,000

Our share of equity	$18,000	$24,000

	Three Months Ended
	March 31,
	2011	2010

Revenues	$256,000	$1,679,000
Rental and other expenses	1,661,000	19,702,000

Loss from continuing operations	(1,405,000)	(18,023,000)
Loss from discontinued operations	(18,000)	(478,000)

Net loss	$(1,423,000)	$(18,501,000)

Our equity in losses of unconsolidated real estate	$(6,000)	$(374,000)

Total real estate related impairment charges of $18,000,000 were recorded against land, buildings, capital improvements and intangible assets of our unconsolidated properties during the three months ended March 31, 2010. Our share of these real estate related impairment charges was approximately $374,000 during the three months ended March 31, 2010, and is included in the consolidated statements of operations in the line item entitled “Equity in losses of unconsolidated real estate.” Since we have no commitment to fund our deficit capital accounts, our share of the losses from unconsolidated real estate recorded during the three months ended March 31, 2010 was limited to the amount of our remaining investments in the unconsolidated properties. In addition, we recorded a $33,000 allowance against the carrying value of our note receivable from the Executive Center II and III property during the three months ended March 31, 2010, which is also included in the line item entitled “Equity in losses of unconsolidated real estate.”

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Total mortgage loans and other debt payable of our unconsolidated properties consisted of the following as of March 31, 2011 and December 31, 2010:

	Ownership
Property	Percentage	March 31, 2011	December 31, 2010
Enterprise Technology Center	8.5%	$32,562,000	$32,562,000
Executive Center II and III	41.1%	—	—
Chase Tower	14.8%	—	—

		$32,562,000	$32,562,000

Enterprise Technology Center
On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. On May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had an outstanding balance of $32,562,000, matured and was not repaid. Therefore, an additional event of default has been triggered under the mortgage loan documents.
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
5. Intangible Assets Related to Properties Held for Non-Sale Disposition
Identified intangible assets related to our properties held for non-sale disposition consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
In-place leases and tenant relationships, net of accumulated amortization of $1,881,000 as of December 31, 2010	$—	$1,951,000
Amortization expense recorded on the identified intangible assets was $19,000 and $130,000 for the three months ended March 31, 2011 and 2010, respectively.
6. Other Assets Related to Properties Held for Non-Sale Disposition
Other assets related to our properties held for non-sale disposition consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred rent receivable	$—	$277,000
Lease commissions, net of accumulated amortization of $286,000 as of December 31, 2010	—	321,000
Prepaid expenses, deposits and other	—	140,000

	$—	$738,000

7. Mortgage Loans Payable Secured by Properties Held for Non-Sale Disposition
We had no mortgage loans payable outstanding on our consolidated properties as of March 31, 2011. As of December 31, 2010, we had fixed and variable rate mortgage loans payable secured by our consolidated properties held for non-sale disposition of $43,471,000. As of December 31, 2010, the effective interest rates on mortgage loans payable ranged from 7.25% to 10.95% per annum, and the weighted-average effective interest rate was 9.04% per annum.
The composition of our consolidated mortgage loans payable as of December 31, 2010 was as follows:

	Total Mortgage	Weighted Average
	Loans Payable	Interest Rate
Variable rate	$22,471,000	7.26%
Fixed rate	21,000,000	10.95%

	$43,471,000	9.04%

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Sevens Building Mortgage Loan
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, or the buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. This mortgage loan was cancelled upon the transfer of the property, and we recorded a gain on extinguishment of debt of $5,591,000.
Four Resource Square Mortgage Loan
The mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, on January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. This mortgage loan was cancelled upon the transfer of the property, and we recorded a gain on extinguishment of debt of $8,043,000.
8. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability companies and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of March 31, 2011 and December 31, 2010:

Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%
NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still exists as of March 31, 2011 in order to settle outstanding receivables and payables remaining from the operation of the property.
9. NNN 2003 Value Fund, LLC Unit Holders’ Equity (Deficit)
Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of March 31, 2011 and December 31, 2010, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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
Since the suspension of regular, monthly cash distributions to unit holders in the fourth quarter of 2008, we make periodic distributions to unit holders from available funds, if any. During the three months ended March 31, 2011, distributions of $50 per unit were declared, resulting in aggregate distributions paid of approximately $500,000 during the period. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three months ended March 31, 2011 and 2010 were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the three months ended March 31, 2011 and 2010, we incurred property management fees to Realty of $47,000 and $127,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. For the three months ended March 31, 2011 and 2010, we did not incur any real estate acquisition fees.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the three months ended March 31, 2011 and 2010, we did not incur any real estate disposition fees.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2011 and 2010, we incurred leasing commissions to Realty of $0 and $199,000, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees or the three months ended March 31, 2011 and 2010.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the three months ended March 31, 2011 and 2010, we did not incur any construction management fees.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the three months ended March 31, 2011 and 2010, we did not incur any loan fees.
Related Party Accounts Payable
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of March 31, 2011 and December 31, 2010, the amount payable by us was $21,000 and $32,000, respectively, and is included in the accompanying condensed consolidated balance sheets in the line item entitled “Accounts payable due to related parties.”
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
12. Discontinued Operations
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2011 and 2010, discontinued operations includes the net income of the following property:

Property	Date Sold
Tiffany Square	May 7, 2010
Executive Center I	June 2, 2010
Four Resource Square	January 20, 2011
Sevens Building	March 25, 2011
The following table summarizes the revenue and expense components that comprised income from discontinued operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Rental revenue	$964,000	$2,330,000
Rental expense (including general, administrative, depreciation and amortization)	(727,000)	(1,946,000)
Interest expense	(545,000)	(1,342,000)
Gain on extinguishment of debt	13,634,000	—

Income (loss) from discontinued operations	13,326,000	(958,000)
Income (loss) from discontinued operations attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations attributable to NNN 2003 Value Fund, LLC	$13,326,000	$(958,000)

13. Subsequent Events
Enterprise Technology Center Loan Maturity
On May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had an outstanding balance of $32,562,000, matured and was not repaid. Therefore, an additional event of default has been triggered under the mortgage loan documents.
Cash Transfer to Sevens Building Lender
On April 29, 2011, we transferred $850,000 of cash to the Sevens Building lender, representing substantially all of the remaining cash in the property’s bank account, in connection with the foreclosure of the property. The liability associated with this cash transfer is included in the line item entitled “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheet as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2011 and December 31, 2010, together with our results of operations and cash flows for the three months ended March 31, 2011 and 2010.
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
Overview and Background
NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. As of December 31, 2010, we held interests in three commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our two consolidated properties consisted of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property. Our unconsolidated property consisted of an 8.5% interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property.
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, or the buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. We did not receive any cash proceeds from the sale of the property.

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
As of March 31, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. We currently intend to sell, or otherwise dispose of, our remaining property interest, pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months, at which point we will cease to be a going concern.
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
Business Strategy
Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We currently intend to sell, or otherwise dispose of, our remaining property interest and pay distributions to our unit holders from available funds, if any. We do not anticipate acquiring any additional real estate properties.
Acquisitions and Dispositions
We did not acquire any consolidated properties during the three months ended March 31, 2011 and 2010.
On January 20, 2011, we sold the Four Resource Square property to Four Resource Square, LLC, an entity affiliated with the Four Resource Square lender, for a sales price of $21,977,000, which was equal to the outstanding principal balance of the loan.

On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, or the buyer, for a sale price of $17,400,000. As a result of the sale, our ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer.
Critical Accounting Policies
The complete listing of our critical accounting policies was previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 18, 2011, and there have been no material changes to our Critical Accounting Policies disclosed therein.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 18, 2011.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, the financial impact of the downturn of the credit markets, and the risk factors listed in Part II, Item 1A. Risk Factors of this report and those risk factors previously disclosed in our 2010 Annual Report on Form 10-K filed with the SEC on March 18, 2011, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation or disposition of our properties.
Rental Revenue
The amount of rental revenue generated by our unconsolidated property depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
Our leasing strategy for the remainder of 2011 focuses on negotiating leases for new tenants and renewals for existing tenants with leases scheduled to expire during the year for our one remaining property interest. If we are unable to negotiate such renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. If the aggregate lease non-renewal factor at a property exceeds the factor we projected when we acquired the property, we write off a portion of the tenant relationship intangible asset to reflect our higher non-renewal experience.

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
Results of Operations
Our operating results were primarily comprised of income derived from our portfolio of properties, as described below. Because our primary business strategy historically was acquiring properties with greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations historically have reflected significant property acquisitions and dispositions from period to period. As a result, the comparability of our financial data is generally very limited and varies significantly from period to period.
We have made reclassifications for all properties sold or designated as held for sale as of March 31, 2011 from “Loss from continuing operations” to “Income (loss) from discontinued operations” for all periods presented to conform with the current year financial statement presentation.
Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Interest and dividend income	$—	$12,000	$(12,000)	(100.0)%
Other income	—	8,000	(8,000)	(100.0)%
General and administrative expense	(56,000)	(98,000)	42,000	(42.9)%
Equity in losses of unconsolidated real estate	(6,000)	(407,000)	401,000	(98.5)%
Loss from continuing operations	(62,000)	(485,000)	423,000	(87.2)%
Income (loss) from discontinued operations	13,326,000	(958,000)	14,284,000	1,491.0%

Consolidated net income (loss)	$13,264,000	$(1,443,000)	$14,707,000	1,019.2%

Interest and Dividend Income
Interest and dividend income was $0 and $12,000 during the three months ended March 31, 2011 and 2010, respectively. The decrease is due to all cash being held in non-interest bearing accounts during the three months ended March 31, 2011.
Other Income
Other income was $0 and $8,000 during the three months ended March 31, 2011 and 2010, respectively.

General and Administrative Expense
General and administrative expense decreased $42,000, or 42.9%, to $56,000, during the three months ended March 31, 2011, compared to general and administrative expense of $98,000 for the three months ended March 31, 2010. The decrease was primarily due to lower external audit fees.
Equity in Losses of Unconsolidated Real Estate
Equity in losses of unconsolidated real estate decreased $401,000, or 98.5%, to $6,000 during the three months ended March 31, 2011, compared to equity in losses of unconsolidated real estate of $407,000 during the three months ended March 31, 2010. During the three months ended March 31, 2010, real estate related impairment charges of $18,000,000 were recorded at our unconsolidated properties. Our share of these impairment charges was approximately $374,000 during the three months ended March 31, 2010, which was the primary component of the equity in losses of unconsolidated real estate during the period. No impairment charges were recorded at our unconsolidated properties during the three months ended March 31, 2011.
Income (Loss) from Discontinued Operations
Income from discontinued operations was $13,326,000 during the three months ended March 31, 2011, compared to a loss from discontinued operations of $958,000 for the three months ended March 31, 2010. The income from discontinued operations during the three months ended March 31, 2011 resulted primarily from the gains recognized on the extinguishment of debt in connection with the dispositions of the Four Resource Square and Sevens Building properties, which totaled $13,634,000. The loss from discontinued operations during the three months ended March 31, 2010 related to the operating losses of the Tiffany Square, Executive Center I, Four Resource and Sevens Building properties.
Consolidated Net Income (Loss)
As a result of the above, consolidated net income was $13,264,000 for the three months ended March 31, 2011, compared to consolidated net loss of $1,443,000 for the three months ended March 31, 2010.
Liquidity and Capital Resources
Sources of Capital and Liquidity
Our primary sources of capital historically have been derived from: (i) proceeds from the sale of properties; (ii) our ability to obtain debt financing from third parties and related parties including, without limitation, our manager and its affiliates; and (iii) our real estate operations. Our sources of capital are currently extremely limited due to the fact that we do not expect to receive any cash proceeds from the ultimate disposition of our remaining unconsolidated property interest. Currently, our only source of capital and liquidity is our existing cash balance, net of future cash obligations.
Our primary uses of cash historically have been: (i) the payment of principal and interest on indebtedness; (ii) capital investments in our portfolio of properties; (iii) administrative costs; and (iv) distributions to our unit holders. Currently, we expect our future uses of cash to primarily be related to administrative costs and other costs required to dispose of our remaining property interest and dissolve our entities. Any remaining cash will be distributed to unit holders.

Debt Financing
One of our principal liquidity needs is related to the payment of principal and interest on outstanding indebtedness, which includes a mortgage loan payable. As of March 31, 2011, we have no consolidated debt. Information related to the outstanding mortgage loan on our unconsolidated property interest as of March 31, 2011 was as follows:

Weighted-
			Average	Variable
	Principal		Interest	or Fixed
	Outstanding	Maturity Date	Rate	Interest Rate

Enterprise Technology Center	$32,562,000	05/11/2011	11.44%	Fixed
On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. On May 11, 2011, the mortgage loan for the Enterprise Technology Center property matured and was not repaid. Therefore, an additional event of default has been triggered under the mortgage loan documents.
Cash Flows
Net cash provided by operating activities was $95,000 for the three months ended March 31, 2011, compared to cash used in operating activities of $192,000 for the three months ended March 31, 2010. The improvement in operating cash flows between the periods was due primarily to changes in operating assets and liabilities and improved cash operating results after non-cash reconciling items.
There were no cash flows from investing activities for the three months ended March 31, 2011, compared to cash provided by investing activities of $506,000 for the three months ended March 31, 2010. The cash flows from investing activities for the three months ended March 31, 2010 was primarily due to the sale of the Chase Tower property during the period, which resulted in distributions from unconsolidated real estate of $727,000.
Cash flows used in financing activities was $549,000 for the three months ended March 31, 2011, compared to cash used in financing activities of $939,000 for the three months ended March 31, 2010. The cash used in financing activities during the three months ended March 31, 2011 was primarily due to the $500,000 distribution to our unit holders during the period, The cash used in financing activities during the three months ended March 31, 2010 was primarily due to the $1,000,000 distribution to our unit holders during the period.
Other Liquidity Needs
We have a restricted cash balance of $217,000 as of March 31, 2011, which represents an escrow account that was funded from the proceeds of the sale of Southwood Tower, located in Houston, Texas, or the Southwood Tower property, to pay a rent guaranty to the buyer for a period of five years, which ended in December 2010. The buyer of the Southwood Tower property receives payments from this escrow account as the vacant space is leased. We are currently finalizing the allocation of the remaining funds in the escrow account, which we expect will be completed in the second quarter of 2011.
Contractual Obligations
As of March 31, 2011, we have no material contractual obligations.
Off-Balance Sheet Arrangements
As of March 31, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Inflation
As of March 31, 2011, we have no significant exposure to inflation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we were exposed is interest rate risk. However, we currently have no significant interest rate risk, as we have no consolidated debt.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2011 was conducted under the supervision and with the participation of our manager, including our manager’s executive vice president, portfolio management, and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our manager’s executive vice president, portfolio management, and chief accounting officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes from risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 18, 2011, except as noted below.
We currently intend to sell, or otherwise dispose of, our remaining property interest, pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months. As a result of the planned disposal of our remaining property interest, there is substantial doubt about our ability to continue as a going concern.
As of March 31, 2011, our sole remaining property interest consisted of our 8.5% interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property. On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. On May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had an outstanding balance of $32,562,000, matured and was not repaid. Therefore, an additional event of default has been triggered under the mortgage loan documents. The property is continuing to be marketed for sale and several possible options in connection with the property are currently being discussed with the Enterprise Technology Center lender, including: (a) a sale of the property or (b) a deed-in-lieu of foreclosure of the property. We can give no assurances that the property will be sold. Therefore, the Enterprise Technology Center lender may elect to foreclose on the property or a deed-in-lieu of foreclosure of the property may be provided to the lender. However, under the terms of the loan agreement, this event of default could allow the Enterprise Technology Center lender to immediately: (i) increase the interest rate of the loan from 6.44% per annum to the default interest rate of 11.44% per annum; (ii) impose a late charge equal to the lesser of 5.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and/or (iii) foreclose on the Enterprise Technology Center property.
We currently intend to sell, or otherwise dispose of, our remaining property interest, pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months. As a result of the planned disposal of our remaining property interest, there is substantial doubt about our ability to continue as a going concern.
We rely on the disposition of our properties to generate cash to fund our operations and pay distributions to our unit holders, however, our remaining property interest consists of an 8.5% interest in one unconsolidated property, which greatly limits our ability to generate cash to fund our operations and/or pay future distributions to our unit holder.
During the quarter ended March 31, 2011, we disposed of our two remaining consolidated properties, the Sevens Building and Four Resource Square properties. We did not receive any cash proceeds from the dispositions of these properties.
As of March 31, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. We currently intend to sell, or otherwise dispose of, our remaining property interest and we do not expect to receive any cash proceeds from the disposition of the property.

As a result of the dispositions of the Sevens Building and Four Resource Square properties for no cash proceeds, as well as the expected sale, foreclosure or other disposition of our ownership interest in the Enterprise Technology Center property, which is also expected to result in no cash proceeds to us, our ability to generate cash to fund our operations and/or pay future distributions to our unit holders is significantly limited.
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
Furthermore, Grubb & Ellis has announced, among other things, that it has retained JMP Securities LLC as an advisor to explore strategic alternatives for Grubb & Ellis, including a potential merger or sale transaction. Grubb & Ellis disclosed in its Form 10-K for the year ended December 31, 2010 that it entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which (i) Colony Capital Acquisitions, LLC and one or more of its affiliates, or collectively, Colony, agreed to provide an $18,000,000 senior secured term loan credit facility, or the Senior Secured Credit Facility, and (ii) Colony obtained the exclusive right for 60 days, commencing on March 30, 2011, to negotiate a strategic transaction with Grubb & Ellis. On April 18, 2011, Grubb & Ellis announced that it had closed the $18,000,000 Senior Secured Credit Facility and had drawn the initial $9,000,000 tranche under such facility. There can be no assurance, however, that any strategic transaction with Colony, or with any other strategic partner, will be completed. If Grubb & Ellis does not complete a strategic transaction with Colony, or with any other strategic partner, such result could have a material adverse effect on Grubb & Ellis’ revenues, which could negatively impact the performance of our manager and could cause our results of operations and financial condition to suffer. Similarly, if Grubb & Ellis enters into a merger or sale transaction, the effect of such a transaction is unknown, but could have a material adverse effect on the performance of our manager, which could cause our results of operations and financial condition to suffer.
Additionally, on February 10, 2011, Grubb & Ellis announced the creation of Daymark Realty Advisors, Inc., or Daymark, a wholly owned and separately managed subsidiary of Grubb & Ellis and parent company of NNNRA, that is responsible for the management of Grubb & Ellis’ tenant-in-common portfolio. Subsequent thereto Grubb & Ellis announced that it had retained FBR Capital Markets & Co to explore strategic alternatives with respect to Daymark and its portfolio, which includes over 8,700 multi-family units and 33.3 million square feet of commercial office properties. Daymark will provide specialized services to its TIC portfolio, which require unique expertise and client focus, especially as the commercial real estate industry begins to recover from the significant downturn of the past few years. Daymark will provide strategic asset management, property management, structured finance, accounting and loan advisory services to our existing portfolio. If Daymark enters into a merger or sale transaction, the effect of such a transaction is unknown, but could have a material adverse effect on the performance of our manager, which could cause our results of operations and financial condition to suffer.

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

NNN 2003 Value Fund, LLC (Registrant)
May 13, 2011	/s/ Steven M. Shipp
Date	Steven M. Shipp
Executive Vice President, Portfolio Management Grubb & Ellis Realty Investors, LLC, The Manager of NNN 2003 Value Fund, LLC (principal executive officer)

May 13, 2011	/s/ Paul E. Henderson
Date	Paul E. Henderson
Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description
3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003 (included in Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
10.1
Purchase and Sale Agreement entered into by NNN VF Four Resource Square, LLC and Four Resource Square, LLC, dated January 10, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 14, 2011 and incorporated herein by reference).

10.2
Loan Assumption and Substitution Agreement and Amendment to Deed of Trust, Security Agreement and Fixture Filing by and among Four Resource Square, LLC, NNN VF Four Resource Square, LLC, and NNN 2003 Value Fund, LLC in favor of RAIT Partnership, L.P., dated January 20, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.3
General Warranty Deed by and between NNN VF Four Resource Square, LLC and Four Resource Square, LLC, dated January 20, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.4
Bill of Sale by NNN VF Four Resource Square, LLC in favor of Four Resource Square, LLC, dated January 18, 2011 and effective as of January 20, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.5
Assignment of Leases, Service Contracts and Intangibles, Transfer of Deposits and Assumption Agreement by and between NNN VF Four Resource Square, LLC and Four Resource Square, LLC, dated January 20, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference).

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.