Form 10-Q/A
period 2011-06-30
NNN 2003 VALUE FUND LLC
filed 2011-09-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2011, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Amended 10-Q”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on August 12, 2011 (the “Original 10-Q”). This Amended 10-Q is filed solely to furnish Exhibit 101 to Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes formatted in XBRL (extensible Business Reporting Language), consisting of the following:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the “Original 10-Q” and does not reflect events occurring after the filing of the Original 10-Q. Except as described above, no other changes have been made to the Original 10-Q. Accordingly, the Amended 10-Q should be read in conjunction with the Original 10-Q and any filings we made with the SEC subsequent to the filing of the Original 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN 2003 Value Fund, LLC
(Registrant)

September 14, 2011	/s/ Steven M. Shipp
Date	Steven M. Shipp
Executive Vice President, Portfolio Management
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal executive officer)

September 14, 2011	/s/ Paul E. Henderson
Date	Paul E. Henderson
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

Exhibit
Number		Description
3.1		Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003 (included in Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference).
31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

**	Previously furnished

***	Furnished herewith