Form 10-Q
period 2011-09-30
NNN 2003 VALUE FUND LLC
filed 2011-11-14
CIK 1260429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 14, 2011, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

NNN 2003 VALUE FUND, LLC
(A Delaware limited liability company)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statement of Equity (Deficit) for the Nine Months Ended September 30, 2011	4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. [Removed and Reserved.]	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Real estate investments:
Properties held for non-sale disposition, net	$—	$27,218,000
Investments in unconsolidated real estate	—	24,000

	—	27,242,000

Cash and cash equivalents	593,000	2,031,000
Accounts receivable, net	—	79,000
Restricted cash	217,000	646,000
Intangible assets related to properties held for non-sale disposition, net	—	1,951,000
Other assets related to properties held for non-sale disposition, net	—	738,000

Total assets	$810,000	$32,687,000

LIABILITIES AND EQUITY (DEFICIT)

Mortgage loans payable secured by properties held for non-sale disposition	$—	$43,471,000
Accounts payable and accrued liabilities	75,000	613,000
Accounts payable due to related parties	—	32,000
Other liabilities related to properties held for non-sale disposition, net	—	422,000
Other liabilities	217,000	217,000

Total liabilities	292,000	44,755,000

Commitments and contingencies (Note 11)

Equity (deficit):
NNN 2003 Value Fund, LLC unit holders’ equity (deficit)	518,000	(12,068,000)
Noncontrolling interest equity	—	—

Total equity (deficit)	518,000	(12,068,000)

Total liabilities and equity (deficit)	$810,000	$32,687,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest and dividend income	$1,000	$3,000	$1,000	$23,000
Other income	—	3,000	—	20,000
General and administrative expense	(56,000)	(73,000)	(231,000)	(304,000)
Equity in earnings of unconsolidated real estate	13,000	6,000	1,000	615,000

(Loss) income from continuing operations	(42,000)	(61,000)	(229,000)	354,000
(Loss) income from discontinued operations	(11,000)	(214,000)	13,315,000	(209,000)

Consolidated net (loss) income	(53,000)	(275,000)	13,086,000	145,000
Loss attributable to noncontrolling interests	—	—	—	(98,000)

Net (loss) income attributable to NNN 2003 Value Fund, LLC	$(53,000)	$(275,000)	$13,086,000	$243,000

Comprehensive (loss) income:
Consolidated net (loss) income	$(53,000)	$(275,000)	$13,086,000	$145,000
Other comprehensive (loss) income	—	—	—	—

Comprehensive (loss) income	(53,000)	(275,000)	13,086,000	145,000
Comprehensive (loss) income attributable to noncontrolling interests	—	—	—	(98,000)

Comprehensive (loss) income attributable to NNN 2003 Value Fund, LLC	$(53,000)	$(275,000)	$13,086,000	$243,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(Unaudited)

			NNN 2003
	Number	Total Equity	Value Fund, LLC	Noncontrolling
	of Units	(Deficit)	Equity (Deficit)	Interests
Deficit Balance — December 31, 2010	9,970	$(12,068,000)	$(12,068,000)	$—
Distributions	—	(500,000)	(500,000)	—
Net income	—	13,086,000	13,086,000	—

Equity Balance — September 30, 2011	9,970	$518,000	$518,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$13,086,000	$145,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Real estate related impairments	—	5,300,000
Gain on extinguishment of debt	(13,623,000)	(6,658,000)
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	157,000	1,852,000
Equity in earnings of unconsolidated real estate	(1,000)	(615,000)
Allowance for doubtful accounts	44,000	105,000
Change in operating assets and liabilities:
Accounts receivable, including accounts and loans receivable due from related parties	(138,000)	378,000
Other assets	38,000	(403,000)
Restricted cash	(21,000)	(624,000)
Accounts payable and accrued liabilities, including accounts payable to related parties	(275,000)	574,000
Security deposits, prepaid rent and other liabilities	(181,000)	(8,000)

Net cash (used in) provided by operating activities	(914,000)	46,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(316,000)
Distributions from unconsolidated real estate	25,000	1,327,000
Proceeds from repayment of loans receivable from related parties	—	579,000

Net cash provided by investing activities	25,000	1,590,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	1,000
Borrowings on mortgage loans payable	—	203,000
Distributions to unit holders	(500,000)	(2,500,000)
Cash transferred to lender in connection with transfer of property	(49,000)	(213,000)

Net cash used in financing activities	(549,000)	(2,509,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,438,000)	(873,000)
CASH AND CASH EQUIVALENTS — beginning of period	2,031,000	2,724,000

CASH AND CASH EQUIVALENTS — end of period	$593,000	$1,851,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$2,578,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$—	$4,000
Transfer of real estate and other assets and liabilities in connection with debt extinguishment	$29,799,000	$10,758,000
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$43,471,000	$17,629,000
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
As of September 30, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011. Subsequent to this sale, we intend to pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months, at which point we will cease to be a going concern.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. NNN Realty Investors, LLC, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
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
Use of Estimates
The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010 and the disclosure of contingent assets and liabilities as of the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2011 and 2010. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
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
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the three and nine months ended September 30, 2011 and 2010, we assessed the values of our consolidated properties. We determined that no impairment charges were required related to our consolidated real estate investments during the three and nine months ended September 30, 2011 or the three months ended September 30, 2010; however, a $5,300,000 real estate related impairment charge was recorded against the carrying value of one of our consolidated properties during the nine months ended September 30, 2010. Additionally, our unconsolidated properties were also assessed for impairment and impairment charges of $18,000,000 were recorded against their carrying values during the nine months ended September 30, 2010. Our share of these impairment charges was approximately $374,000, which is included in “Equity in (losses) income of unconsolidated real estate” in our accompanying condensed consolidated statements of operations. Our share of the impairment charges recorded during the nine months ended September 30, 2010 was limited to the amount of our remaining investment in the unconsolidated property. We determined that no impairment charges were required related to our unconsolidated real estate investments during the three months ended September 30, 2010 or during the three or nine months ended September 30, 2011.

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
We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2011 and December 31, 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. As each of our properties have similar economic characteristics, tenants, and products and services, our properties have been aggregated into one reportable segment for the three and nine months ended September 30, 2011 and 2010.
3. Real Estate Investments — Properties Held for Non-Sale Disposition
Our investments in properties held for non-sale disposition consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Buildings and tenant improvements	$—	$26,813,000
Land	—	4,137,000

	—	30,950,000
Less: accumulated depreciation	—	(3,732,000)

	$—	$27,218,000

As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the first quarter of 2011.
4. Real Estate Investments — Unconsolidated Real Estate
Our investments in unconsolidated real estate consisted of the following as of September 30, 2011 and December 31, 2010:

Property	Location	September 30, 2011	December 31, 2010
Chase Tower	Austin, TX	$—	$6,000
Executive Center II and III	Dallas, TX	—	18,000
Enterprise Technology Center	Scotts Valley, CA	—	—

		$—	$24,000

Chase Tower
On January 25, 2010, we, along with NNN Chase Tower REO, LP, an entity managed by our manager, NNN OF 8 Chase Tower REO, LP, an entity also managed by our manager, and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), an unaffiliated third party, sold Chase Tower, located in Austin, Texas, or the Chase Tower property, to 221 West Sixth Street, LLC, an unaffiliated third party, for an aggregate sales price of $73,850,000. We owned a 14.8% interest in the Chase Tower property. Our portion of the net cash proceeds was $526,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Chase Tower property; therefore, a disposition fee was not paid to our manager. We also received distributions of excess cash from the Chase Tower property totaling $260,000 during the year ended December 31, 2010 and received a final distribution of $6,000 in the third quarter of 2011.
Executive Center II and III
On May 24, 2010, we, through NNN Executive Center II and III 2003, LP, our indirect subsidiary, along with NNN Executive Center, LLC, an entity also managed by our manager, and sixteen unaffiliated third party entities sold Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property, to Boxer F2, L.P., an unaffiliated third party, for an aggregate sales price of $17,000,000. We owned a 41.1% interest in the Executive Center II and III property. Our portion of the net cash proceeds was $541,000 after payment of the related mortgage loan, closing costs and other transaction expenses. In connection with the sale of the Executive II and III property, we also received approximately $787,000 as full repayment of a note receivable and accrued interest due to us from the property. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the Executive Center II and III property, therefore, a disposition fee was not paid to our manager. We also received distributions of excess cash from the Executive Center II and III property totaling $80,000 during the year ended December 31, 2010 and received a final distribution of $19,000 in the third quarter of 2011.

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
On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011.
5. Intangible Assets Related to Properties Held for Non-Sale Disposition
Identified intangible assets related to our properties held for non-sale disposition consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
In-place leases and tenant relationships, net of accumulated amortization of $1,881,000 as of December 31, 2010	$—	$1,951,000
As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the first quarter of 2011.
6. Other Assets Related to Properties Held for Non-Sale Disposition
Other assets related to our properties held for non-sale disposition consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred rent receivable	$—	$277,000
Lease commissions, net of accumulated amortization of $286,000 as of December 31, 2010	—	321,000
Prepaid expenses, deposits and other	—	140,000

	$—	$738,000

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
7. Mortgage Loans Payable Secured by Properties Held for Non-Sale Disposition
We had no mortgage loans payable outstanding on our consolidated properties as of September 30, 2011. As of December 31, 2010, we had fixed and variable rate mortgage loans payable secured by our consolidated properties held for non-sale disposition of $43,471,000. As of December 31, 2010, the effective interest rates on mortgage loans payable ranged from 7.25% to 10.95% per annum, and the weighted-average effective interest rate was 9.04% per annum.
The composition of our consolidated mortgage loans payable as of December 31, 2010 was as follows:

	Total Mortgage	Weighted Average
	Loans Payable	Interest Rate
Variable rate	$22,471,000	7.26%
Fixed rate	21,000,000	10.95%

	$43,471,000	9.04%

Sevens Building Mortgage Loan
The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Further, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the property would exceed the principal balance by the end of the potential extension term. As such, we had been in discussions with the Sevens Building lender regarding our options for transferring the Sevens Building property to the Sevens Building lender, including foreclosure, deed-in-lieu of foreclosure, or another form of transfer. However, on March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, or the buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. This mortgage loan was cancelled upon the transfer of the property, and we recorded a gain on extinguishment of debt of $5,580,000.
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

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
8. Noncontrolling Interests
Noncontrolling interests relate to interests in the following consolidated limited liability company and property with tenant-in-common, or TIC, ownership interests that are not wholly-owned by us as of September 30, 2011 and December 31, 2010:

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
There are three classes of membership interests, or units, each having different rights with respect to distributions. As of September 30, 2011 and December 31, 2010, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
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
Since the suspension of regular, monthly cash distributions to unit holders in the fourth quarter of 2008, we make periodic distributions to unit holders from available funds, if any. During the nine months ended September 30, 2011, distributions of $50 per unit were declared, resulting in aggregate distributions paid of approximately $500,000 during the period. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.
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
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. Certain fees paid to Realty during the three and nine months ended September 30, 2011 and 2010 were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

NNN 2003 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Property Management Fees
We pay Realty a monthly property management fee of up to 5.0% of the gross revenue of the properties. For the three months ended September 30, 2011 and 2010, we incurred property management fees to Realty of $0 and $83,000, respectively. For the nine months ended September 30, 2011 and 2010, we incurred property management fees to Realty of $47,000 and $313,000, respectively.
Real Estate Acquisition Fees
We pay Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. For the three and nine months ended September 30, 2011 and 2010, we did not incur any real estate acquisition fees.
Real Estate Disposition Fees
We pay Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. For the three and nine months ended September 30, 2011 and 2010, we did not incur any real estate disposition fees.
Leasing Commissions
We pay Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended September 30, 2011 and 2010, we incurred leasing commissions to Realty of $0 and $24,000, respectively. For the nine months ended September 30, 2011 and 2010, we incurred leasing commissions to Realty of $0 and $227,000, respectively.
Accounting Fees
We pay our manager accounting fees for record keeping services provided to us. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees for the three and nine months ended September 30, 2011 and 2010.
Construction Management Fees
We pay Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the three and nine months ended September 30, 2011 and 2010, we did not incur any construction management fees.
Loan Fees
We pay Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the three and nine months ended September 30, 2011 and 2010, we did not incur any loan fees.
Related Party Accounts Payable
Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of September 30, 2011 and December 31, 2010, the amount payable by us was $0 and $32,000, respectively, and is included in our accompanying condensed consolidated balance sheets in the line item entitled “Accounts payable due to related parties.”

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
On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 TIC owners of the Enterprise Technology Center property in the Superior Court of California, County of Santa Cruz (Case No. CV 171625), seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011.
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
12. Discontinued Operations
In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2011 and 2010, discontinued operations includes the results of the following properties:

Property	Disposition Date
Tiffany Square	May 7, 2010
Executive Center I	June 2, 2010
Four Resource Square	January 20, 2011
Sevens Building	March 25, 2011
The following table summarizes the revenue and expense components that comprised income from discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Rental revenue	$—	$1,790,000	$964,000	$6,156,000
Rental expense (including general, administrative, depreciation and amortization)	—	(1,228,000)	(727,000)	(4,797,000)
Real estate related impairments	—	—	—	(5,300,000)
Interest expense	—	(767,000)	(545,000)	(2,926,000)
(Loss) gain on extinguishment of debt	(11,000)	(9,000)	13,623,000	6,658,000

(Loss) income from discontinued operations	(11,000)	(214,000)	13,315,000	(209,000)
(Loss) income from discontinued operations attributable to noncontrolling interests	—	—	—	—

(Loss) income from discontinued operations attributable to NNN 2003 Value Fund, LLC	$(11,000)	$(214,000)	$13,315,000	$(209,000)

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations.
The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of September 30, 2011 and December 31, 2010, together with our results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010.
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
As of September 30, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011. Subsequent to this sale, we intend to pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months, at which point we will cease to be a going concern.
On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. NNN Realty Investors, LLC, or our manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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
Acquisitions and Dispositions
We did not acquire any consolidated properties during the three and nine months ended September 30, 2011 and 2010.
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

As of September 30, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property, which, as discussed above, we expect will be sold pursuant to a judicial foreclosure process. Subsequent to this sale, we intend to pay distributions to our unit holders from available funds, if any, and wind up our operations, which we expect will be completed within the next six to twelve months, at which point we will cease to be a going concern.
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
We have reclassified the results of all properties sold as of September 30, 2011 from “(Loss) income from continuing operations” to “Income from discontinued operations” for all periods presented to conform with the current year financial statement presentation.
Comparison of the Three Months Ended September 30, 2011 and 2010

	Three Months Ended
	September 30,
	2011	2010	Change

Interest and dividend income	$1,000	$3,000	$(2,000)
Other income	—	3,000	(3,000)
General and administrative expense	(56,000)	(73,000)	17,000
Equity in earnings of unconsolidated real estate	13,000	6,000	7,000

Loss from continuing operations	(42,000)	(61,000)	19,000
Loss from discontinued operations	(11,000)	(214,000)	203,000

Consolidated net loss	$(53,000)	$(275,000)	$222,000

Interest and Dividend Income
Interest and dividend income was $1,000 and $3,000 during the three months ended September 30, 2011 and 2010, respectively.

Other Income
Other income was $0 and 3,000 during the three months ended September 30, 2011 and 2010, respectively.
General and Administrative Expense
General and administrative expense decreased $17,000 to $56,000, during the three months ended September 30, 2011, compared to general and administrative expense of $73,000 for the three months ended September 30, 2010. The decrease was primarily due to lower external audit fees.
Equity in Earnings of Unconsolidated Real Estate
Equity in earnings of unconsolidated real estate was $13,000 during the three months ended September 30, 2011, compared to equity in earnings of unconsolidated real estate of $6,000 during the three months ended September 30, 2010. The equity in earnings of unconsolidated real estate for both periods was due to residual activity at the Chase Tower and Executive Center II & III properties, which were sold in January 2010 and May 2010, respectively.
Loss from Discontinued Operations
Loss from discontinued operations was $11,000 during the three months ended September 30, 2011, compared to a loss from discontinued operations of $214,000 during the three months ended September 30, 2010. The loss during the three months ended September 30, 2011 was due to residual activity related to the Sevens Building property, which was disposed in March 2011. The loss from discontinued operations during the three months ended September 30, 2010 was primarily due to operating losses incurred related to our Four Resource Square property, which was disposed in January 2011.
Consolidated Net Loss
As a result of the above, consolidated net loss was $53,000 for the three months ended September 30, 2011, compared to a consolidated net loss of $275,000 for the three months ended September 30, 2010.
Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30,
	2011	2010	Change

Interest and dividend income	$1,000	$23,000	$(22,000)
Other income	—	20,000	(20,000)
General and administrative expense	(231,000)	(304,000)	73,000
Equity in earnings of unconsolidated real estate	1,000	615,000	(614,000)

(Loss) income from continuing operations	(229,000)	354,000	(583,000)
Income (loss) from discontinued operations	13,315,000	(209,000)	13,524,000

Consolidated net income	$13,086,000	$145,000	$12,941,000

Interest and Dividend Income
Interest and dividend income was $1,000 and $23,000 during the nine months ended September 30, 2011 and 2010, respectively. The decrease is due to all cash being held in non-interest bearing accounts during the nine months ended September 30, 2011.
Other Income
Other income was $0 and $20,000 during the nine months ended September 30, 2011 and 2010, respectively.

General and Administrative Expense
General and administrative expense decreased $73,000 to $231,000, during the nine months ended September 30, 2011, compared to general and administrative expense of $304,000 for the nine months ended September 30, 2010. The decrease was primarily due to lower external audit fees.
Equity in Earnings of Unconsolidated Real Estate
Equity in earnings of unconsolidated real estate was $1,000 during the nine months ended September 30, 2011, compared to equity in earnings of unconsolidated real estate of $615,000 during the nine months ended September 30, 2010. The equity in earnings of unconsolidated real estate for the nine months ended September 30, 2011 was due to residual activity at the Chase Tower and Executive Center II & III properties, which were sold in January 2010 and May 2010, respectively.
The equity in earnings of unconsolidated real estate for the nine months ended September 30, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of the Executive Center II and III property, (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property, and (iii) our share of the $18,000,000 real estate related impairment charge recorded by the Enterprise Technology Center property, which was limited to the amount of our remaining investment in the property.
Income (Loss) from Discontinued Operations
Income from discontinued operations was $13,315,000 during the nine months ended September 30, 2011, compared to loss from discontinued operations of $209,000 for the nine months ended September 30, 2010. The income from discontinued operations during the nine months ended September 30, 2011 resulted primarily from the gains recognized on the extinguishment of debt in connection with the dispositions of the Four Resource Square and Sevens Building properties of $8,043,000 and $5,580,000, respectively.
The loss from discontinued operations during the nine months ended September 30, 2010 resulted primarily from the $5,300,000 real estate related impairment charge recorded against the Sevens Building property and the operating losses incurred by all of the disposed properties during the period, partially offset by the gains recognized on the extinguishment of debt in connection with the dispositions of the Tiffany Square and Executive Center I properties of $4,144,000 and $2,523,000, respectively.
Consolidated Net Income
As a result of the above, consolidated net income was $13,086,000 for the nine months ended September 30, 2011, compared to $145,000 for the nine months ended September 30, 2010.
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

Debt Financing
One of our principal liquidity needs was related to the payment of principal and interest on outstanding indebtedness. As of September 30, 2011, we have no consolidated debt.
Our sole remaining unconsolidated property, Enterprise Technology Center, has an outstanding mortgage loan with a principal balance of $32,562,000. On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. On May 11, 2011, the mortgage loan for the Enterprise Technology Center property matured and was not repaid. Therefore, an additional event of default was triggered under the mortgage loan documents. On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 TIC owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011.
Cash Flows
Net cash used in operating activities was $914,000 for the nine months ended September 30, 2011, compared to cash provided by operating activities of $46,000 for the nine months ended September 30, 2010. The decrease in cash flow from operating activities for the nine months ended September 30, 2011 was primarily due to an $898,000 transfer of cash to the Sevens Building lender subsequent to the foreclosure of this property, which represented the approximate amount of net cash generated by the property subsequent to the default on the mortgage loan on October 31, 2010.
Cash flows provided by investing activities were $25,000 for the nine months ended September 30, 2011, compared to $1,590,000 for the nine months ended September 30, 2010. The cash flows from investing activities during the nine months ended September 30, 2011 resulted from final distributions from the Chase Tower and Executive Center II & III properties totaling $25,000. The cash flows from investing activities during the nine months ended September 30, 2010 was primarily due to the sales of the Chase Tower and Executive Center II and III properties, which resulted in distributions totaling $1,327,000, and the receipt of payment on the $579,000 loan receivable from the Executive Center II & III property.
Cash flows used in financing activities was $549,000 for the nine months ended September 30, 2011, compared to cash used in financing activities of $2,509,000 for the nine months ended September 30, 2010. The cash used in financing activities during the nine months ended September 30, 2011 was primarily due to the $500,000 distribution to our unit holders during the period. The cash used in financing activities during the nine months ended September 30, 2010 was primarily due to $2,500,000 of distributions to our unit holders during the period.
Other Liquidity Needs
We have a restricted cash balance of $217,000 as of September 30, 2011, which represents an escrow account that was funded from the proceeds of the sale of Southwood Tower, located in Houston, Texas, or the Southwood Tower property, to pay a rent guaranty to the buyer for a period of five years, which ended in December 2010. The buyer of the Southwood Tower property received payments from this escrow account as the vacant space was leased. We are currently finalizing the allocation of the remaining funds in the escrow account, which we expect will be completed in the fourth quarter of 2011.
Contractual Obligations
As of September 30, 2011, we have no material contractual obligations.

Off-Balance Sheet Arrangements
As of September 30, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Inflation
As of September 30, 2011, we have no significant exposure to inflation.

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
(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our manager’s president and chief executive officer and our manager’s chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2011 was conducted under the supervision and with the participation of our manager, including our manager’s president and chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our manager’s president and chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property, in the Superior Court of California, County of Santa Cruz (Case No. CV 171625), seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011.

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
As of September 30, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. On May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had an outstanding balance of $32,562,000, matured and was not repaid. Therefore, an additional event of default was triggered under the mortgage loan documents. Pursuant to the terms of the loan agreement, this event of default could allow the Enterprise Technology Center lender to immediately: (i) increase the interest rate of the loan from 6.44% per annum to the default interest rate of 11.44% per annum; (ii) impose a late charge equal to the lesser of 5.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and/or (iii) foreclose on the Enterprise Technology Center property.
On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 TIC owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale is scheduled to occur on November 29, 2011.

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
As of September 30, 2011, our sole remaining property interest consisted of our 8.5% interest in the Enterprise Technology Center property. As discussed above, the Enterprise Technology Center property is currently undergoing a judicial foreclosure process, and we do not expect to receive any cash proceeds from the disposition of the property.
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
On February 10, 2011, Grubb & Ellis Company announced the creation of Daymark Realty Advisors, Inc., or Daymark, a wholly owned and separately managed subsidiary of Grubb & Ellis and parent company of NNN Realty Advisors, Inc., or NNNRA, which is the parent company of our manager. Subsequent thereto Grubb & Ellis announced that it had retained FBR Capital Markets & Co to explore strategic alternatives with respect to Daymark and its portfolio. On August 10, 2011, Grubb & Ellis Company entered into a Stock Purchase Agreement, or the Purchase Agreement, with IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. Pursuant to the Purchase Agreement, Grubb & Ellis sold to IUC-SOV, LLC all of the shares of Daymark, whereby IUC-SOV, LLC acquired all the assets and liabilities of Daymark and its subsidiaries, subject to the terms and conditions of the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement occurred on August 10, 2011. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our manager and its parent company, and their respective executive officers and employees. If our manager suffers operational problems in connection with the sale of Daymark to IUC-SOV, LLC, which could affect our manager’s ability to allocate time and/or resources to our operations, our results of operations would be adversely impacted. Furthermore, the effect of the sale transaction will have on our operations is unknown, but could have a material adverse effect on the performance of our manager, which could cause our results of operations and financial condition to suffer.

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

NNN 2003 Value Fund, LLC (Registrant)

November 14, 2011 Date	/s/ Todd A. Mikles Todd A. Mikles
President and Chief Executive Officer NNN Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal executive officer)

November 14, 2011 Date	/s/ Paul E. Henderson Paul E. Henderson
Chief Accounting Officer NNN Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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