Form 10-K
period 2011-12-31
NNN 2003 VALUE FUND LLC
filed 2012-03-23
CIK 1260429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-51295

NNN 2003 VALUE FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	20-0122092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 975-2999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A LLC Membership Interests

Class B LLC Membership Interests

Class C LLC Membership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $49,850,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 15, 2012, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

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

Our Company

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. In 2011, we disposed of our three remaining interests in commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our two consolidated properties disposed of in 2011 consisted of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, and our unconsolidated property interest was an 8.5% interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property.

The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents for the Sevens Building property included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Furthermore, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the Sevens Building property would exceed the principal balance by the end of the potential extension term. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, as buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. We did not receive any cash proceeds from the sale of the Sevens Building property. On April 29, 2011, we transferred $850,000 to the Sevens Building lender, which represented the approximate amount of net cash generated by the Sevens Building property subsequent to the default on the mortgage loan on October 31, 2010.

The mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010, but was extended to January 20, 2011. The mortgage loan documents for the Four Resource Square property included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Furthermore, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the Four Resource Square property would exceed the principal balance by the end of the potential extension term. On January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the Four Resource Square property.

The mortgage loan for the Enterprise Technology Center property had been in default since April 11, 2010, due to the inability to pay in full the monthly interest and principal payment due on that date or within five days of that date. Further, on May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had a then outstanding balance of $32,562,000, matured and was not repaid, triggering an additional event of default. On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender. The trustee’s sale occurred on November 29, 2011. We did not receive any cash proceeds from the sale of the Enterprise Technology Center property.

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

Our Manager

On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. NNN Realty Investors, LLC, or our manager, manages us pursuant to the terms of an operating agreement, as amended, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, as amended, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Our manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 975-2999. We make our periodic and current reports available through our manager’s website at www.daymarkrealtyadvisors.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing when accessed through our manager’s website. We do not maintain our own website or have an address or telephone number separate from those of our manager.

Investment Objectives and Policies

Business Strategy

Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. During 2011, we disposed of our remaining property interests and are currently in the process of liquidating our assets.

Operating Strategies

Our primary operating strategy was to maximize returns to our investors through strategies designed to address the current economic and market factors adversely impacting our properties and are aimed at: (i) preserving cash flow from our operations; (ii) minimizing losses from our distressed assets; (iii) enhancing the performance and value of our properties where feasible; and (iv) generating cash from the sale of the assets, if possible. Historically, our management strategies have included:

•

disposing of our under-performing or non-performing assets through the sale of such properties or returning these properties to our mortgage lenders through a deed-in-lieu of foreclosure of the property;

•	improving rental income and cash flow of our properties by aggressively marketing rentable space, renewal of existing leases and raising rents when feasible;

•	controlling operating expenses by centralization of asset and property management, leasing, marketing, accounting, renovation and data processing activities;

•	emphasizing regular maintenance and periodic renovation to meet the needs of current or prospective tenants in order to position our properties for sale at the highest possible price; and

•	refinancing properties when favorable terms were available to increase cash flow.

Disposition Strategies

We considered various factors when evaluating potential property dispositions including, without limitation, the following:

•	our liquidity and capital needs;

•	our evaluation of outstanding debt, including maturity dates, defeasance costs (if applicable), assumability, loan-to-value ratio and ability to refinance;

•	our desire to exit non-performing markets and dispose of under- or non-performing assets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market;

•	the general quality of the asset; and

•	our ability to sell the property at a price we believe would provide the best return to our unit holders in light of all facts and circumstances.

Our manager has total discretion with respect to the disposition of our ownership interests in our properties.

Tax Status

We are a pass-through entity for income tax purposes, and taxable income (loss) is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations, except for insignificant amounts related to state franchise and gross margin taxes.

Distribution Policy

We have three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2011, 4,000 Class A units, 3,170 Class B units and 2,800 Class C units were outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement. The declaration of distributions is determined by our manager. The timing and amount of distributions depends on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.

Effective November 1, 2008, we suspended monthly cash distributions to all unit holders. Instead, we pay periodic distributions to unit holders from available funds, if any. During the years ended December 31, 2011, 2010 and 2009, we distributed an aggregate of $500,000, $2,500,000 and $0, respectively, of available funds to our unit holders.

Competition

We competed with a considerable number of other real estate companies seeking to lease space and sell properties, some of which had greater marketing and financial resources than we did. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of properties in the relevant market. Our ability to compete also depended on, among other factors, trends in the national, regional and local economies, financial condition and operating results of tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

When we disposed of our properties, we were in competition with sellers of similar properties to locate suitable purchasers, which may have resulted in us receiving lower net proceeds from the sale.

Government Regulation

Many laws and government regulations were applicable to our properties, and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we were in substantial compliance with the requirements of the ADA, none of our properties had been audited, nor had investigations of our properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations held us liable for the costs of removal or remediation of certain hazardous or toxic substances which may have been on our properties. These laws could have imposed liability without regard to whether we were responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could have resulted in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may have been deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of our Tenants. Some of our tenants may have handled hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subjected these tenants, and potentially us, to liability resulting from such activities. We required tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

Other Federal, State and Local Regulations. Our properties were subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we failed to comply with these various requirements, we may have incured governmental fines or private damage awards. We believe that our properties were in material compliance with all of these regulatory requirements. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties complied in all material respects with regulations.

Employees

We have no full-time or part-time employees. Substantially all work performed for us is performed by employees of our manager or its affiliates.

Financial Information About Segments

We were in the business of owning, managing, operating, leasing, developing, investing in and disposing of office buildings and value-add commercial office properties. We internally evaluated all of our properties as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own no consolidated properties or interests in unconsolidated properties as of December 31, 2011. We use the office space of our manager and do not maintain separate office space. We have paid fees to our manager for its services and have not historically paid rent for the use of their office space.

Item 3.	Legal Proceedings.

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units.

As of December 31, 2011, there were no outstanding options or warrants to purchase our units or securities convertible into our units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 15, 2012, there were 804 unit holders of record with 323, 254 and 268 holders of Class A, Class B and Class C units, respectively. Certain of our unit holders own units in more than one class of units.

Distributions

We make periodic distributions to unit holders from available funds. The declaration of distributions is determined by our manager. The timing and amount of distributions depends on our actual cash flow, financial condition, capital requirements and such other factors our manager may deem relevant.

The Operating Agreement provides that Class A unit holders receive a 10.0% priority return, Class B unit holders receive a 9.0% priority return and Class C unit holders receive an 8.0% priority return.

The distributions declared per Class A unit, Class B unit and Class C unit in each quarter since January 1, 2009 were as follows:

	September 30,	September 30,	September 30,
Quarters Ended	2011	2010	2009
March 31	$50	$100	$—
June 30	$—	$100	$—
September 30	$—	$50	$—
December 31	$—	$—	$—

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

Equity Compensation Plan Information

We had no equity compensation plans as of December 31, 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto accompanying this Annual Report on Form 10-K.

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. Commencing December 1, 2011, we will report our results under the liquidation basis of accounting. Periods prior to December 1, 2011 are reported under the going concern basis of accounting.

Overview and Background

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. In 2011, we disposed of our three remaining interests in commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our two consolidated properties disposed of in 2011 consisted of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, and our unconsolidated property interest was an 8.5% interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property.

The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents for the Sevens Building property included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Furthermore, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the Sevens Building property would exceed the principal balance by the end of the potential extension term. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, as buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. We did not receive any cash proceeds from the sale of the Sevens Building property. On April 29, 2011, we transferred $850,000 to the Sevens Building lender, which represented the approximate amount of net cash generated by the property subsequent to the default on the mortgage loan on October 31, 2010.

The mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010 but was extended to January 20, 2011. The mortgage loan documents for the Four Resource Square property included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Furthermore, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the Four Resource Square property would exceed the principal balance by the end of the potential extension term. On January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the Four Resource Square property.

The mortgage loan for the Enterprise Technology Center property had been in default since April 11, 2010, due to the inability to pay in full the monthly interest and principal payment due on that date or within five days of that date. Further, on May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had a then outstanding balance of $32,562,000, matured and was not repaid, triggering an additional event of default. On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender. The trustee’s sale occurred on November 29, 2011. We did not receive any cash proceeds from the sale of the Enterprise Technology Center property.

We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

Our Manager

On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. NNN Realty Investors, LLC, or our manager, manages us pursuant to the terms of an operating agreement, as amended, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, as amended, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Business Strategy

Our primary business strategy was to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of our properties or our interests in our properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. During 2011, we disposed of our remaining property interests and are currently in the process of liquidating our company.

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

Acquisitions in 2011

We did not acquire any consolidated properties during the year ended December 31, 2011.

Dispositions in 2011

On January 20, 2011, we sold the Four Resource Square property to Four Resource Square, LLC, an entity affiliated with the Four Resource Square lender, for a sales price of $21,977,000, which was equal to the outstanding principal balance of the loan. We recorded a gain on extinguishment of debt related to the Four Resource Square property of $8,043,000 during the period from January 1, 2011 through November 30, 2011, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the period from January 1, 2011 through November 30, 2011.

On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, or the buyer, for a sale price of $17,400,000. As a result of the sale, our ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. We recorded a gain on extinguishment of debt related to the Sevens Building property of $5,580,000 during the period from January 1, 2011 through November 30, 2011, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the period from January 1, 2011 through November 30, 2011.

Acquisitions in 2010

We did not acquire any consolidated properties during the year ended December 31, 2010.

Dispositions in 2010

On May 7, 2010, we sold Tiffany Square, located in Colorado Springs, Colorado, or the Tiffany Square property, to Tiffany Square, LLC, an entity affiliated with the Tiffany Square lender, for a sales price of $12,395,000, which was equal to the outstanding principal balance of the mortgage loan. We did not receive any cash proceeds from the sale of the Tiffany Square property, and we did not pay our manager a disposition fee in connection with the sale of the Tiffany Square property. We recorded a gain on extinguishment of debt related to the Tiffany Square property of $4,144,000 during the year ended December 31, 2010, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the year ended December 31, 2010.

On June 2, 2010, we completed a deed-in-lieu of foreclosure transaction whereby we transferred our ownership interest in Executive Center I, located in Dallas, Texas, or the Executive Center I property, to the Executive Center I lender in exchange for complete cancellation of the loan agreements and release of all of our liabilities, obligations and other indebtedness arising from the related loan agreements. At the time of transfer, the loan had an outstanding principal balance of $4,590,000. We did not receive any cash proceeds from the transfer of the Executive Center I property, and we did not pay our manager a disposition fee in connection with the transfer of the Executive Center I property. We recorded a gain on extinguishment of debt related to the Executive Center I property of $2,514,000 during the year ended December 31, 2010, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the year ended December 31, 2010.

Acquisitions in 2009

We did not acquire any consolidated properties during the year ended December 31, 2009.

Dispositions in 2009

On July 17, 2009, we completed the sale of 901 Civic Center, located in Santa Ana, California, or the 901 Civic Center property, to an unaffiliated third party for a sales price of $11,250,000. Our net cash proceeds were $1,946,000 after payment of the related mortgage loan, closing costs and other transaction expenses. Our manager waived the disposition fee it was entitled to receive in connection with the sale of the 901 Civic Center property. We recorded a gain on sale of the 901 Civic Center property of $758,000 during the year ended December 31, 2009, which is included in the line item entitled “Income (loss) from discontinued operations” in our accompanying consolidated statement of operations for the year ended December 31, 2009. We owned a 96.9% interest in the 901 Civic Center property.

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

Factors Which May Influence Future Changes in Net Assets in Liquidation and Results of Operations

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs were unanticipated at the time of our formation and may have a material impact on our results of operations. Furthermore, these costs may increase in the future, and any increased costs may affect our liquidity or capital resources and/or future distribution of funds, if any, to our unit holders. As part of our compliance with the Sarbanes-Oxley Act, we provided management’s assessment of our internal control over our financial reporting as of December 31, 2011 and continue to comply with such regulations.

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

Changes in Net Assets in Liquidation

Period from December 1, 2011 through December 31, 2011

Net assets in liquidation were unchanged during the period from December 1, 2011 through December 31, 2011 at $384,000.

Results of Operations

Our operating results were primarily comprised of income derived from our portfolio of properties, as described below. Our operating results reflect the disposition of our properties and, as a result, the comparability of the financial data is limited and may vary significantly from period to period.

We have made reclassifications of the operating results of all properties sold or abandoned as of November 30, 2011 from “Loss from continuing operations” to “Income (loss) from discontinued operations” for all periods presented to conform with the current year financial statement presentation.

Comparison of the Period from January 1, 2011 through November 30, 2011 and the Year Ended December 31, 2010

	September 30,	September 30,	September 30,
	Period From January 1, 2011 through November 30,	Year Ended December 31,
	2011	2010	Change

Interest and dividend income	$1,000	$23,000	$(22,000)
Other income	—	21,000	(21,000)
General and administrative expense	(251,000)	(362,000)	111,000
Equity in earnings of unconsolidated real estate	1,000	619,000	(618,000)

(Loss) income from continuing operations	(249,000)	301,000	(550,000)
Income (loss) from discontinued operations	13,398,000	(794,000)	14,192,000

Consolidated net income (loss)	$13,149,000	$(493,000)	$13,642,000

Interest and Dividend Income

Interest and dividend income was $1,000 and $23,000 during the period from January 1, 2011 through November 30, 2011 and the year ended December 31, 2010, respectively. The decrease is due to all cash being held in non-interest bearing accounts during the period from January 1, 2011 through November 30, 2011.

Other Income

Other income was $0 and $21,000 during the period from January 1, 2011 through November 30, 2011 and the year ended December 31, 2010, respectively.

General and Administrative Expense

General and administrative expense decreased $111,000 to $251,000 during the period from January 1, 2011 through November 30, 2011, compared to general and administrative expense of $362,000 for the year ended December 31, 2010. The decrease was primarily due to lower external audit fees.

Equity in Earnings of Unconsolidated Real Estate

Equity in earnings of unconsolidated real estate was $1,000 during the period from January 1, 2011 through November 30, 2011, compared to equity in earnings of unconsolidated real estate of $619,000 during the year ended December 31, 2010. The equity in earnings of unconsolidated real estate for the period from January 1, 2011 through November 30, 2011 was due to residual activity at Chase Tower, or the Chase Tower property, and Executive Center II & III, or the Executive Center II and III property, which were sold in January 2010 and May 2010, respectively.

The equity in earnings of unconsolidated real estate for the year ended December 31, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of the Executive Center II and III property, (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property, and (iii) our share of the $18,000,000 real estate related impairment charge recorded by the Enterprise Technology Center property, which was limited to the amount of our remaining investment in the property.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $13,398,000 during the period from January 1, 2011 through November 30, 2011, compared to a loss from discontinued operations of $794,000 for the year ended December 31, 2010. The income from discontinued operations during the period from January 1, 2011 through November 30, 2011 resulted primarily from the gains recognized on the extinguishment of debt in connection with the dispositions of the Four Resource Square and Sevens Building properties of $8,043,000 and $5,580,000, respectively.

The loss from discontinued operations during the year ended December 31, 2010 resulted primarily from the $5,300,000 real estate related impairment charge recorded against the Sevens Building property and the operating losses incurred by all of the disposed properties during the period, partially offset by the gains recognized on the extinguishment of debt in connection with the dispositions of the Tiffany Square and Executive Center I properties of $4,144,000 and $2,514,000, respectively.

Consolidated Net Income (Loss)

As a result of the above, consolidated net income was $13,149,000 for the period from January 1, 2011 through November 30, 2011, compared to consolidated net loss of $493,000 for the year ended December 31, 2010.

Comparison of the Years Ended December 31, 2010 and 2009

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2010	2009	Change

Interest and dividend income	$23,000	$47,000	$(24,000)
Other income	21,000	19,000	2,000
General and administrative expense	(362,000)	(587,000)	225,000
Investment related impairments	—	(126,000)	126,000
Equity in earnings (losses) of unconsolidated real estate	619,000	(3,154,000)	3,773,000

Income (loss) from continuing operations	301,000	(3,801,000)	4,102,000
Loss from discontinued operations	(794,000)	(5,289,000)	4,495,000

Consolidated net loss	$(493,000)	$(9,090,000)	$8,597,000

Interest and Dividend Income

Interest and dividend income was $23,000 and $47,000 during the years ended December 31, 2010 and 2009, respectively.

Other Income

Other income was $21,000 and $19,000 during the years ended December 31, 2010 and 2009, respectively.

General and Administrative

General and administrative expense decreased $225,000 to $362,000 during the year ended December 31, 2010, compared to $587,000 for the year ended December 31, 2009. The decrease was primarily due to lower external audit costs and other professional fees.

Equity in Earnings (Losses) of Unconsolidated Real Estate

Equity in earnings of unconsolidated real estate was $619,000 during the year ended December 31, 2010, compared to equity in losses of unconsolidated real estate of $3,154,000 for the year ended December 31, 2009. The equity in income of unconsolidated real estate for the year ended December 31, 2010 was comprised of: (i) our share of the gain on sale and gains on the forgiveness of debt and forgiveness of management fees payable to our manager, upon the sale of Executive Center II and III, located in Dallas, Texas, or the Executive Center II and III property, (ii) the reversal of an allowance against the notes and interest receivable from the Executive Center II and III property, as the amounts were fully repaid upon the sale of the property, and (iii) our share of the $18,000,000 real estate related impairment charge recorded by the Enterprise Technology Center property, which was limited to the amount of our remaining investment in the property.

The equity in losses of unconsolidated real estate for the year ended December 31, 2009 was primarily attributable to real estate related impairment charges of $21,570,000 that were recorded at our unconsolidated real estate, of which our portion was approximately $3,115,000.

Loss from Discontinued Operations

Loss from discontinued operations was $794,000 during the year ended December 31, 2010, compared to $5,289,000 for the year ended December 31, 2009. The loss from discontinued operations during the year ended December 31, 2010 resulted primarily from the $5,300,000 real estate related impairment charge recorded against the Sevens Building property and the operating losses incurred by all of the disposed properties during the period, partially offset by the gains recognized on the extinguishment of debt in connection with the dispositions of the Tiffany Square and Executive Center I properties of $4,144,000 and $2,514,000, respectively.

The loss from discontinued operations during the year ended December 31, 2009 resulted primarily from the $4,000,000 real estate related impairment charges recorded against the consolidated properties and the operating losses incurred by all of the disposed properties during the period, partially offset by the $758,000 gain recognized on the sale of the 901 Civic Center property.

Consolidated Net Loss

As a result of the above, consolidated net loss was $493,000 for the year ended December 31, 2010, compared to consolidated net loss of $9,090,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

Ability to Continue as a Going Concern

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

Sources of Capital and Liquidity

Our primary sources of capital historically have been derived from: (i) proceeds from the sale of properties; (ii) our ability to obtain debt financing from third parties and related parties including our manager and its affiliates; and (iii) our real estate operations. Currently, our only source of capital and liquidity is our existing cash balance, net of future cash obligations.

Our primary uses of cash historically have been: (i) the payment of principal and interest on indebtedness; (ii) capital investments in our portfolio of properties; (iii) administrative costs; and (iv) distributions to our unit holders. Currently, we expect our future uses of cash to primarily be related to administrative costs and other costs required to dissolve our entities. Any remaining cash will be distributed to unit holders.

Cash Flows

Comparison of the Period from January 1, 2011 through November 30, 2011 and the Year Ended December 31, 2010

Net cash used in operating activities was $957,000 for the period from January 1, 2011 through November 30, 2011, compared to cash provided by operating activities of $64,000 for the year ended December 31, 2010. The decrease in cash flow from operating activities for the period from January 1, 2011 through November 30, 2011 was primarily due to an $898,000 transfer of cash to the Sevens Building lender subsequent to the foreclosure of this property, which represented the approximate amount of net cash generated by the property subsequent to the default on the mortgage loan on October 31, 2010.

Cash flows provided by investing activities were $104,000 for the period from January 1, 2011 through November 30, 2011, compared to $1,663,000 for the year ended December 31, 2010. The cash flows from investing activities during the period from January 1, 2011 through November 30, 2011 resulted from final distributions from the Chase Tower and Executive Center II and III properties totaling $25,000, as well as $79,000 related to the final release of escrow funds related to the sale of Southwood Tower, located in Houston, Texas, or the Southwood Tower property. The cash flows from investing activities during the year ended December 31, 2010 was primarily due to the sales of the Chase Tower and Executive Center II and III properties, which resulted in distributions totaling $1,407,000, and the receipt of payment on the $579,000 loan receivable from the Executive Center II and III property.

Cash flows used in financing activities was $549,000 for the period from January 1, 2011 through November 30, 2011, compared to cash used in financing activities of $2,420,000 for the year ended December 31, 2010. The cash used in financing activities during the period from January 1, 2011 through November 30, 2011was primarily due to the $500,000 distribution to our unit holders during the period. The cash used in financing activities during the year ended December 31, 2010 was primarily due to $2,500,000 of distributions to our unit holders during the period.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our manager, including our manager’s president and chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our manager’s president and chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective.

(b) Management’s Report on Internal Control over Financial Reporting. The management of our manager is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our manager’s president and chief executive officer and our manager’s chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the Internal Control-Integrated Framework, our manager’s president and chief executive officer and our manager’s chief accounting officer concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We are managed by NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), and the employees of our manager provide services to us pursuant to the terms of an operating agreement.

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

The following table and biographical descriptions set forth information with respect to our manager’s executive officers who serve as our principal executive officer and principal financial officer as of March 10, 2012. We have no directors.

Name	Age	Position	Term of Office
Todd A. Mikles	41	Principal Executive Officer	Since November 2011
Paul E. Henderson	40	Principal Financial Officer	Since April 2010

Todd A. Mikles serves as president and chief executive officer of our manager, which is a position he has held since August 2011. Mr. Mikles is also the sole director, president and chief executive officer of Sovereign Capital Management Group, Inc. (“Sovereign”), a closely-held California corporation. Mr. Mikles has served in those capacities at Sovereign and its predecessors from January 1999 to the present. Since October 2010, Sovereign has served as the manager of Lakeside Mortgage Fund, LLC (“Lakeside”) and Mr. Mikles has served as the principal executive officer of Lakeside. Since November 2011, Mr. Mikles has also served as the principal executive officer of NNN 2002 Value Fund, LLC. Mr. Mikles began his career in finance in the Corporate Finance department of Lehman Brothers in 1996. From there, Mr. Mikles joined Amresco Advisors, a Dallas, Texas-based firm that specialized in offering advisory services to major pension funds and their trustees on making real estate loans to grocery-anchored shopping centers in the western United States.

Paul E. Henderson has served as the chief accounting officer of our manager since October 2009. In connection with his capacity as chief accounting officer of our manager, Mr. Henderson has served as our principal financial officer since April 2010. Since April 2010, Mr. Henderson has also served as principal financial officer of NNN 2002 Value Fund, LLC. From May 2007 to August 2009, Mr. Henderson served as senior controller at LNR Property Corporation, a diversified real estate, investment, finance and management company. From January 2006 to April 2007, Mr. Henderson served as assistant corporate controller of Conexant Systems, Inc., a NASDAQ-listed semiconductor company. Between 2002 and 2005, Mr. Henderson served as director of accounting and reporting and subsequently as European controller for Hyperion Solutions Corporation, a NASDAQ-listed business performance management software company. Mr. Henderson began his career in public accounting as an associate at Arthur Andersen LLP and, subsequently, as a manager in the Global Capital Markets group of PricewaterhouseCoopers LLP. A certified public accountant, Mr. Henderson received his B.S. degree in Business Administration, with dual concentrations in Financial Management and Accounting, from California Polytechnic State University, San Luis Obispo.

Fiduciary Relationship of our Manager to Us

Our manager is a fiduciary to us and has fiduciary duties to us and our unit holders pursuant to the Operating Agreement and under applicable law. Our manager’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our manager has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not in our immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.

Our funds are not and will not be commingled with the funds of any other person or entity.

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

Committees of our Board of Directors

We do not have our own board of directors or board committees. We rely upon our manager to provide recommendations regarding financial disclosure.

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

Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2011, except that Paul Henderson filed his Form 3 late, and which filing was made before December 31, 2011.

Code of Ethics

We do not have our own code of ethics. Daymark Realty Advisors, Inc., the parent company of our manager, has a Code of Business Conduct and Ethics that is applicable to employees of our manager who provide services to us, a copy of which can be obtained upon request and without charge by writing to NNN 2003 Value Fund, LLC at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

Item 11.	Executive Compensation.

Executive and Director Compensation

Since the resignation of our previous chief executive officer in December 2010, we do not have nor do we intend to hire any employees, executive officers or directors to whom we will pay compensation. Our current principal executive officer and principal financial officer are employees of our manager and/or its affiliates and are compensated by such entities for their services to us. Our day-to-day management is performed by our manager and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Operating Agreement. We do not currently intend to pay any compensation directly to our principal executive officer or principal financial officer. As a result, we do not have a compensation policy or program.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

Principal Unit Holders

The following table shows, as of March 10, 2012, the number and percentage of units owned by:

•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;

•	our manager;

•	our principal executive officer;

•	our principal financial officer; and

•	all of our directors and executive officers as a group.

	September 30,	September 30,
Name of Beneficial Owners(1)	Beneficially Owned No. of Units	Percentage of Outstanding Units
NNN Realty Investors, LLC (2)	-0-	0.0%
Todd A. Mikles	-0-	0.0%
Paul E. Henderson	-0-	0.0%
All of our directors and executive officers as a group(3)	-0-	0.0%

(1)	The address of each beneficial owner listed is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(2)	On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. None of these entities beneficially owned any of our Class A, Class B or Class C units.

(3)	We have no directors.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.

Equity Compensation Plan Information

We had no equity compensation plans as of December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our manager is primarily responsible for managing our day-to-day business affairs and assets. Our manager is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and the Management Agreement. While we have no employees, certain employees of our manager provide services in connection with the Operating Agreement. In addition, Realty served as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, our manager and/or Realty were entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2011, 2010 and 2009, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We paid Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2011, 2010 and 2009, we incurred property management fees to Realty of $47,000, $390,000 and $538,000, respectively.

Real Estate Acquisition Fees

We paid Realty or its affiliate a real estate acquisition fee of up to 3.0% of the gross purchase price of a property. For the years ended December 31, 2011, 2010 and 2009, we did not incur any real estate acquisition fees to Realty or its affiliate.

Real Estate Disposition Fees

We paid Realty or its affiliate a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the years ended December 31, 2011, 2010 and 2009, we did not incur any real estate disposition fees to Realty or its affiliate.

Lease Commissions

We paid Realty a lease commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2011, 2010 and 2009, we incurred lease commissions to Realty of $0, $227,000 and $157,000, respectively.

Accounting Fees

We paid our manager accounting fees for record keeping services provided to us. For the year ended December 31, 2009, we incurred accounting fees to our manager of $59,000. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees for the years ended December 31, 2011 and 2010.

Construction Management Fees

We paid Realty a construction management fee for its services in supervising construction and repair projects in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the year ended December 31, 2009, we incurred construction management fees to Realty of $4,000. We did not incur any construction management fees for the years ended December 31, 2011 and 2010.

Loan Fees

We paid Realty or its affiliate a loan fee equal to 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2011, 2010 and 2009, we did not incur any loan fees to Realty or its affiliate.

Related Party Payables

Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of December 31, 2011 and 2010, the amount payable by us was $0 and $32,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts payable due to related parties.”

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP, or E&Y, has served as our independent auditor since October 9, 2008 and has audited our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. The following table lists the fees for services rendered by E&Y in 2011 and 2010:

	September 30,	September 30,
Services	2011	2010
Audit fees	$122,000	$210,000
Audit-related fees	—	—
Total	$122,000	$210,000

Deloitte & Touche LLP, or D&T, served as our independent auditor from January 12, 2005 to October 9, 2008. The following table lists the fees for services rendered by D&T in 2011 and 2010:

	September 30,	September 30,
Services	2011	2010
Audit fees (1)	$—	$13,000
Audit-related fees	—	—

Total	$—	$13,000

(1)	Audit fees billed in 2010 were related to the reissuance of D&T’s audit opinion for 2007, which was included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our manager pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30,
Page

Reports of Independent Registered Public Accounting Firm	25

Consolidated Statement of Net Assets in Liquidation as of December 31, 2011	26

Consolidated Balance Sheet as of December 31, 2010	27

Consolidated Statement of Changes in Net Assets in Liquidation For the Period from December 1, 2011 through December 31, 2011	28

Consolidated Statements of Operations and Comprehensive Income (Loss) Income For the Period from January 1, 2011 through November 30, 2011 and the Years Ended December 31, 2010 and 2009	29

Consolidated Statements of Equity (Deficit) For the Period from January 1, 2011 through November 30, 2011 and the Years Ended December 31, 2010 and 2009	30

Consolidated Statements of Cash Flows For the Period from January 1, 2011 through November 30, 2011 and the Years Ended December 31, 2010 and 2009	31

Notes to Consolidated Financial Statements	32

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the period from January 1, 2011 through November 30, 2011 are submitted herewith:

September 30,
Page

Valuation and Qualifying Accounts (Schedule II)	44

Real Estate and Accumulated Depreciation (Schedule III)	45

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

See Item 15(a) (3) above.

(c) Financial Statement Schedules:

See Item 15(a) (2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Manager and Unit Holders of

NNN 2003 Value Fund, LLC

We have audited the accompanying consolidated financial statements of NNN 2003 Value Fund, LLC (the Company), which comprise the balance sheet as of December 31, 2010, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for each of the two years ended December 31, 2010, the consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for the period from January 1, 2011 to November 30, 2011, the consolidated statement of net assets in liquidation as of December 31, 2011, the related consolidated statement of changes in net assets in liquidation for the period from December 1, 2011 to December 31, 2011, and the related notes to the financial statements. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, the results of its operations and its cash flows for the two years ended December 31, 2010 and for the period from January 1, 2011 to November 30, 2011, its net assets in liquidation as of December 31, 2011, and the changes in its net assets in liquidation for the period from December 1, 2011 to December 31, 2011, in accordance with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

As discussed in Note 1 to the consolidated financial statements, as a result of the disposition of its remaining property interests, the Company adopted the liquidation basis of accounting on December 1, 2011. As a result, the Company has changed its basis of accounting for periods subsequent to November 30, 2011 from the going-concern basis to a liquidation basis.

/s/ ERNST & YOUNG LLP

Irvine, California

March 23, 2012

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

December 31, 2011

September 30,
ASSETS

Cash and cash equivalents	$603,000

Total assets	603,000

LIABILITIES

Accounts payable and accrued liabilities	22,000
Reserve for estimated costs in excess of receipts during liquidation	197,000

Total liabilities	219,000

Net assets in liquidation	$384,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

December 31, 2010

September 30,
ASSETS
Real estate investments:
Properties held for non-sale disposition, net	$27,218,000
Investments in unconsolidated real estate	24,000

27,242,000

Cash and cash equivalents	2,031,000
Accounts receivable, net	79,000
Restricted cash	646,000
Intangible assets related to properties held for non-sale disposition, net	1,951,000
Other assets related to properties held for non-sale disposition, net	738,000

Total assets	$32,687,000

LIABILITIES AND EQUITY (DEFICIT)
Mortgage loans payable secured by properties held for non-sale disposition	$43,471,000
Accounts payable and accrued liabilities	613,000
Accounts and loans payable due to related parties	32,000
Other liabilities related to properties held for non-sale disposition	422,000
Other liabilities	217,000

Total liabilities	44,755,000

Commitments and contingencies (Note 12)

Equity (deficit):
NNN 2003 Value Fund, LLC unit holders’ equity (deficit)	(12,068,000)
Noncontrolling interest equity	—

Total equity (deficit)	(12,068,000)

Total liabilities and equity (deficit)	$32,687,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

For the Period from December 1, 2011 through December 31, 2011

September 30,
Unit holders’ equity as of November 30, 2011	$581,000
Liquidation basis adjustments:
Accrued liquidation costs	(197,000)

Net assets in liquidation as of December 1, 2011	384,000
Change in net assets in liquidation	—

Net assets in liquidation as of December 31, 2011	$384,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Going Concern Basis)

For the Period from January 1, 2011 through November 30, 2011 and the Years Ended

December 31, 2010 and 2009

	September 30,	September 30,	September 30,
	Period from January 1, 2011 through November 30,	Years Ended December 31,
	2011	2010	2009

Interest income	$1,000	$23,000	$47,000
Other income	—	21,000	19,000
General and administrative expense	(251,000)	(362,000)	(587,000)
Investment related impairments	—	—	(126,000)
Equity in earnings (losses) of unconsolidated real estate	1,000	619,000	(3,154,000)

(Loss) income from continuing operations	(249,000)	301,000	(3,801,000)
Income (loss) from discontinued operations	13,398,000	(794,000)	(5,289,000)

Consolidated net income (loss)	13,149,000	(493,000)	(9,090,000)
Loss attributable to noncontrolling interests	—	(98,000)	(196,000)

Net income (loss) attributable to NNN 2003 Value Fund, LLC	$13,149,000	$(395,000)	$(8,894,000)

Comprehensive income (loss):
Consolidated net income (loss)	$13,149,000	$(493,000)	$(9,090,000)
Other comprehensive loss	—	—	—

Comprehensive income (loss)	13,149,000	(493,000)	(9,090,000)
Comprehensive loss attributable to noncontrolling interests	—	(98,000)	(196,000)

Comprehensive income (loss) attributable to NNN 2003 Value Fund, LLC	$13,149,000	$(395,000)	$(8,894,000)

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Going Concern Basis)

For the Period from January 1, 2011 through November 30, 2011 and the Years Ended

December 31, 2010 and 2009

	September 30,	September 30,	September 30,	September 30,
	Number of Units	Total Equity (Deficit)	NNN 2003 Value Fund, LLC Equity (Deficit)	Noncontrolling Interests
Equity (Deficit) Balance — January 1, 2009	9,970	$15,000	$(279,000)	$294,000
Net loss	—	(9,090,000)	(8,894,000)	(196,000)

Equity (Deficit) Balance — December 31, 2009	9,970	(9,075,000)	(9,173,000)	98,000
Distributions	—	(2,500,000)	(2,500,000)	—
Net loss	—	(493,000)	(395,000)	(98,000)

Equity (Deficit) Balance — December 31, 2010	9,970	(12,068,000)	(12,068,000)	—
Distributions	—	(500,000)	(500,000)	—
Net income	—	13,149,000	13,149,000	—

Equity (Deficit) Balance — November 30, 2011	9,970	$581,000	$581,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

For the Period from January 1, 2011 through November 30, 2011 and the Years Ended

December 31, 2010 and 2009

	September 30,	September 30,	September 30,
	Period from January 1, 2011 through November 30,	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$13,149,000	$(493,000)	$(9,090,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Real estate related impairments on consolidated properties	—	5,300,000	4,000,000
Investment related impairments	—	—	126,000
Gain on sales of real estate	(79,000)	—	(758,000)
Gain on extinguishment of debt	(13,623,000)	(6,658,000)	—
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	157,000	2,186,000	2,090,000
Equity in (earnings) losses of unconsolidated real estate	(1,000)	(619,000)	3,154,000
Allowance for doubtful accounts	44,000	241,000	15,000
Change in operating assets and liabilities:
Accounts receivable, including accounts receivable from related parties	(138,000)	249,000	(59,000)
Other assets	38,000	(399,000)	(584,000)
Restricted cash	(21,000)	128,000	528,000
Accounts payable and accrued liabilities, including accounts payable to related parties	(302,000)	146,000	(201,000)
Security deposits, prepaid rent and other liabilities	(181,000)	(17,000)	(32,000)

Net cash (used in) provided by operating activities	(957,000)	64,000	(811,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated real estate	25,000	1,407,000	1,000
Proceeds from sales of real estate	79,000	—	11,250,000
Capital expenditures	—	(323,000)	(329,000)
Proceeds from repayment of loans to related parties	—	579,000	—

Net cash provided by investing activities	104,000	1,663,000	10,922,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on mortgage loans payable	—	292,000	192,000
Principal repayments on mortgage loans payable	—	—	(8,943,000)
Cash transfer to lender in connection with transfer of property	(49,000)	(213,000)	—
Restricted cash	—	1,000	(91,000)
Payment of deferred financing costs	—	—	(4,000)
Distributions to unit holders	(500,000)	(2,500,000)	—

Net cash used in financing activities	(549,000)	(2,420,000)	(8,846,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,402,000)	(693,000)	1,265,000
CASH AND CASH EQUIVALENTS — beginning of period	2,031,000	2,724,000	1,459,000

CASH AND CASH EQUIVALENTS — end of period	$629,000	$2,031,000	$2,724,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$3,011,000	$4,701,000
Cash paid for income taxes	$—	$20,000	$24,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrual for tenant improvements and capital expenditures	$—	$—	$217,000
Transfer of real estate and other assets in connection with debt extinguishment	$29,799,000	$10,758,000	$—
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$43,471,000	$17,629,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and our subsidiaries, except where the context otherwise requires.

1. Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell our ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. In 2011, we disposed of our three remaining interests in commercial office properties, comprised of two consolidated properties and one unconsolidated property. Our two consolidated properties disposed of in 2011 consisted of Sevens Building, located in St. Louis, Missouri, or the Sevens Building property, and Four Resource Square, located in Charlotte, North Carolina, or the Four Resource Square property, and our unconsolidated property interest was an 8.5% interest in Enterprise Technology Center, located in Scotts Valley, California, or the Enterprise Technology Center property.

The mortgage loan for the Sevens Building property, which had an outstanding principal balance of $21,494,000 as of December 31, 2010, matured on October 31, 2010 and was in default due to non-payment of the outstanding principal balance upon maturity. The mortgage loan documents for the Sevens Building property included an option to extend the maturity date for an additional 12 months beyond October 31, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Furthermore, the estimated value of the Sevens Building property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the Sevens Building property would exceed the principal balance by the end of the potential extension term. On March 7, 2011, we received a letter from the Sevens Building lender indicating that it had initiated a foreclosure action on the Sevens Building property pursuant to our default on the mortgage loan for the Sevens Building property. On March 25, 2011, the successor trustee appointed by the Sevens Building lender conducted a public auction and sold the Sevens Building property to General Electric Credit Equities, an entity affiliated with the Sevens Building lender, as buyer, for a sale price of $17,400,000. As a result of the sale, our 100% ownership interest in the Sevens Building property was sold and conveyed to the buyer and a trustee’s deed was recorded on the Sevens Building property in favor of the buyer. We did not receive any cash proceeds from the sale of the Sevens Building property. On April 29, 2011, we transferred $850,000 to the Sevens Building lender, which represented the approximate amount of net cash generated by the Sevens Building property subsequent to the default on the mortgage loan on October 31, 2010.

The mortgage loan for the Four Resource Square property, which had an outstanding principal balance of $21,977,000 as of December 31, 2010, had an original maturity date of November 30, 2010, but was extended to January 20, 2011. The mortgage loan documents for the Four Resource Square property included an option to extend the maturity date for an additional 12 months beyond November 30, 2010; however, we determined that it was not in the best interest of our unit holders to attempt to extend the maturity date due to the unfavorable terms of the extension option, including additional cash outlays for an extension fee and partial principal prepayment, which we did not expect would be recovered through property operations over the subsequent 12 months. Furthermore, the estimated value of the Four Resource Square property was significantly less than the outstanding principal balance of the mortgage loan, and we did not expect that the value of the Four Resource Square property would exceed the principal balance by the end of the potential extension term. On January 20, 2011, we sold the Four Resource Square property to an entity affiliated with the Four Resource Square lender for a sales price equal to the outstanding principal balance of the mortgage loan of $21,977,000. We did not receive any cash proceeds from the sale of the Four Resource Square property.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The mortgage loan for the Enterprise Technology Center property had been in default since April 11, 2010, due to the inability to pay in full the monthly interest and principal payment due on that date or within five days of that date. Further, on May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had a then outstanding balance of $32,562,000, matured and was not repaid, triggering an additional event of default. On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender. The trustee’s sale occurred on November 29, 2011. We did not receive any cash proceeds from the sale of the Enterprise Technology Center property.

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. NNN Realty Investors, LLC, or our manager, manages us pursuant to the terms of an operating agreement, as amended, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Our manager engages affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide certain services to us. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, as amended, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of each respective property or December 31, 2013. Realty may be terminated without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIEs, that we have concluded should be consolidated in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We accounted for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income (loss).

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Basis of Presentation

Prior to December 1, 2011, our consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements for periods prior to December 1, 2011 do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classifications of liabilities that may be necessary if we are unable to continue as a going concern.

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our liquidation, were adjusted to their estimated settlement amounts. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in the timing of the anticipated liquidation costs and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We have evaluated subsequent events through the date of issuance of these financial statements.

Use of Estimates

The preparation of our financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for all periods presented. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could differ under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2010 was comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements, as well as an escrow account that was funded from the proceeds of the sale of Southwood Tower, located in Houston, Texas, or the Southwood Tower property, to pay a rent guarantee to the buyer.

Allowance for Doubtful Accounts

Tenant receivables and unbilled deferred rent receivables were carried net of the allowances for doubtful current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guaranties, current economic conditions and other relevant factors. We had established an allowance for doubtful accounts of $218,000 as of December 31, 2010 to reduce receivables to our estimate of the amount recoverable.

Real Estate Related Impairments

We assessed the impairment of a real estate asset when events or changes in circumstances indicated that its carrying amount was not recoverable. Indicators we considered important which could trigger an impairment review included the following:

•	a significant negative industry or economic trend;

•	a significant underperformance of a property relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset was used.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the sale of the property. The estimation of proceeds to be generated from the sale of the property required us to also make estimates about capitalization rates and discount rates.

In accordance with FASB Codification Topic 360, Property, Plant and Equipment, during the period from January 1, 2011 through November 30, 2011 and the years ended December 31, 2010 and 2009, we assessed the values of our consolidated properties. These valuation assessments resulted in us recognizing charges for real estate related impairments of $5,300,000 and $4,000,000 against the carrying values of our consolidated real estate investments during the years ended December 31, 2010 and 2009, respectively. No impairment charges were recorded against the carrying values of our consolidated real estate investments during the period from January 1, 2011 through November 30, 2011.

Additionally, our unconsolidated properties were also assessed for impairment, and impairment charges of $18,000,000 and $21,570,000 were recorded against their carrying values during the years ended December 31, 2010 and 2009, respectively. Our share of these impairments was approximately $374,000 and $3,115,000 during the years ended December 31, 2010 and 2009, respectively. Our share of the impairment recorded during the year ended December 31, 2010 was limited to the amount of our remaining investment in the unconsolidated property. No additional impairments were recorded against the carrying values of our unconsolidated properties during the period from January 1, 2011 through November 30, 2011.

Real estate related impairments were reflected in our consolidated statements of operations as follows:

	September 30,	September 30,
	Years Ended December 31,
	2010	2009
Equity in earnings (losses) of unconsolidated real estate	$374,000	$3,115,000
Income (loss) from discontinued operations	5,300,000	4,000,000

	$5,674,000	$7,115,000

Properties Held for Non-Sale Disposition

Our properties held for non-sale disposition were stated at historical cost less accumulated depreciation, net of real estate related impairment charges. The cost of our properties held for non-sale disposition included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of the property were capitalized and the cost of maintenance and repairs was charged to expense as incurred. The cost of buildings and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging from six to 39 years and the shorter of the lease term or useful life, ranging from one to six years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation were removed from the accounts and any gain or loss was reflected in income (loss) from discontinued operations in our accompanying consolidated statements of operations.

As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the first quarter of 2011.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

We generally used a discounted cash flow model to estimate the fair value of our consolidated real estate investments, unless better market comparable data was available. Management used its best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. In our 2010 valuation analyses, we used terminal capitalization rates ranging between 8.0% and 9.5%. Generally, if a property was under contract, the contract price, adjusted for selling expenses, was used to estimate the fair value of the property.

The following table presents the nonfinancial assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
Assets	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Impairment Losses
Properties held for non-sale disposition	$27,218,000	$—	$—	$27,218,000	$(5,300,000)
Investments in unconsolidated real estate	$24,000	$—	$—	$24,000	$—

Revenue Recognition

Base rental income was recognized on a straight-line basis over the terms of the respective lease agreements in accordance with FASB Codification Topic 840, Leases. Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily our cash and cash equivalents. Cash is generally placed in money market accounts and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2011, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant.

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Financial instruments in our accompanying consolidated balance sheet at December 31, 2010 consisted of cash and cash equivalents, accounts and loans receivable, accounts payable and accrued expenses, and mortgage loans payable. We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses to approximate fair value for those financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of amounts due to related parties was not determinable due to their related party nature. As of December 31, 2010, we estimated the fair value of our consolidated mortgage loans payable to be approximately $30,250,000, compared to their carrying values of $43,471,000. The fair value of the mortgage loans payable were estimated using borrowing rates for debt instruments with similar terms and maturities. For non-recourse mortgage loans payable secured by properties with estimated fair values of less than their respective loan balances, we estimated the fair value of the mortgage loans to be equal to the estimated fair value of the properties.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income (loss) is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2011 and 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Comprehensive Income

We reported comprehensive income (loss) in accordance with FASB Codification Topic 220, Comprehensive Income. This statement defines comprehensive income (loss) as the changes in equity of an enterprise except those resulting from unit holders’ transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Our only comprehensive income (loss) items were net income (loss) and the unrealized change in fair value of marketable securities.

Segments

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. Our management evaluated operating performance on an individual property level. However, as each of our properties had similar economic characteristics, tenants, and products and services, our properties were aggregated into one reportable segment for all periods presented.

Noncontrolling Interests

A noncontrolling interest relates to the interest in the consolidated entities that are not wholly owned by us.

3. Net Assets in Liquidation

The following is a reconciliation of total unit holders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of November 30, 2011 (the beginning net assets in liquidation):

September 30,
Unit holders’ equity as of November 30, 2011 — going concern basis	$581,000

Reserve for estimated costs in excess of receipts during liquidation	(197,000)

Adjustment to reflect the change to the liquidation basis of accounting	(197,000)

Estimated value of net assets in liquidation as of December 1, 2011	$384,000

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4. Real Estate Investments — Properties Held for Non-Sale Disposition

Our investments in properties held for non-sale disposition consisted of the following as of December 31, 2010:

September 30,
December 31, 2010
Buildings and tenant improvements	$26,813,000
Land	4,137,000

30,950,000
Less: accumulated depreciation	(3,732,000)

$27,218,000

As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the first quarter of 2011.

5. Real Estate Investments — Unconsolidated Real Estate

Our investments in unconsolidated real estate, which were accounted for under the equity method of accounting, consisted of the following as of December 31, 2010:

	September 30,	September 30,
Property	Location	December 31, 2010
Chase Tower	Austin, TX	$6,000
Executive Center II and III	Dallas, TX	18,000
Enterprise Technology Center	Scotts Valley, CA	—

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Enterprise Technology Center

On April 11, 2010, the Enterprise Technology Center property was unable to pay in full the monthly interest and principal payment due on its non-recourse mortgage loan on that date or within five days of that date, thereby triggering an event of default under the mortgage loan documents. On May 11, 2011, the mortgage loan for the Enterprise Technology Center property, which had an outstanding balance of $32,562,000, matured and was not repaid. Therefore, an additional event of default was triggered under the mortgage loan documents. Pursuant to the terms of the loan agreement, these events of default allowed the Enterprise Technology Center lender to immediately: (i) increase the interest rate of the loan from 6.44% per annum to the default interest rate of 11.44% per annum; (ii) impose a late charge equal to the lesser of 5.0% of the amount of any payment not timely paid, or the maximum amount which may be charged under applicable law; and/or (iii) foreclose on the Enterprise Technology Center property.

On July 15, 2011, LBUSB 2004-C4 Enterprise Way, L.P., an entity affiliated with UBS Real Estate Investments, Inc., or the Enterprise Technology Center lender, filed a complaint against NNN Enterprise Way, LLC and the other 31 tenant-in-common, or TIC, owners of the Enterprise Technology Center property seeking judicial foreclosure, specific performance for the appointment of a receiver and injunctive relief. On July 21, 2011, the court ordered the appointment of a receiver and granted injunctive relief. As a result, on July 25, 2011, the receiver appointed by the court took possession of the Enterprise Technology Center property and has been instructed to proceed with a private sale of the property under the supervision of the court. In addition, on July 29, 2011, the appointed trustee filed a notice of default and election to sell under deed of trust on behalf of the Enterprise Technology Center lender, whereby a sale of the Enterprise Technology Center property may proceed after 90 days of filing such notice. The trustee’s sale occurred on November 29, 2011.

Summarized Financial Information

As of December 31, 2011 all of our investments in unconsolidated real estate have been liquidated, and we have received distributions of our share of all remaining cash. Accordingly, the presentation of summarized financial information is no longer meaningful.

6. Intangible Assets Related to Properties Held for Non-Sale Disposition

Identified intangible assets related to our properties held for non-sale disposition consisted of the following as of December 31, 2010:

September 30,
December 31, 2010
In-place leases and tenant relationships, net of accumulated amortization of $1,881,000	$1,951,000

As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the first quarter of 2011 and any remaining intangible assets were written-off.

7. Other Assets Related to Properties Held for Non-Sale Disposition

Other assets related to our properties held for non-sale disposition consisted of the following as of December 31, 2010:

September 30,
December 31, 2010
Deferred rent receivable	$277,000
Lease commissions, net of accumulated amortization of $286,000	321,000
Prepaid expenses, deposits and other	140,000

$738,000

As of December 31, 2010, our properties held for non-sale disposition consisted of the Sevens Building and Four Resource Square properties. As discussed in Note 1, Organization and Description of Business, both of these properties were disposed of during the first quarter of 2011 and any remaining other assets were written-off.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8. Mortgage Loans Payable Secured by Properties Held for Non-Sale Disposition

We had no mortgage loans payable outstanding on our consolidated properties as of December 31, 2011. As of December 31, 2010, we had fixed and variable rate mortgage loans payable secured by our consolidated properties held for non-sale disposition of $43,471,000. As of December 31, 2010, the effective interest rates on mortgage loans payable ranged from 7.25% to 10.95% per annum, and the weighted-average effective interest rate was 9.04% per annum.

The composition of our consolidated mortgage loans payable as of December 31, 2010 was as follows:

	September 30,	September 30,
	Total Mortgage Loans Payable	Weighted Average Interest Rate
Variable rate	$22,471,000	7.26%
Fixed rate	21,000,000	10.95%

	$43,471,000	9.04%

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

9. Noncontrolling Interests

Noncontrolling interests related to interests in the following consolidated limited liability companies and property with tenant- in-common, or TIC, ownership interests that were not wholly-owned by us as of December 31, 2011 and 2010:

	September 30,	September 30,
Entity	Date Acquired	Noncontrolling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%
NNN 901 Civic Center, LLC	04/24/2006	3.1%

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NNN 901 Civic Center, LLC sold the 901 Civic Center property on July 17, 2009; however, the legal entity still existed as of December 31, 2010 in order to settle outstanding receivables and payables remaining from the operation of the property. The entity was dissolved during the year ended December 31, 2011.

NNN Enterprise Way, LLC’s interest in the Enterprise Technology Center property was sold at a trustee’s sale on November 29, 2011; however, the legal entity still existed as of December 31, 2011.

10. NNN 2003 Value Fund, LLC Unit Holders’ Equity (Deficit)

Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of December 31, 2011 and 2010, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

Effective November 1, 2008, we suspended regular, monthly cash distributions to all unit holders. Instead, we make periodic distributions to unit holders from available funds, if any. To date, Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future. During the years ended December 31, 2011, 2010 and 2009, we distributed $500,000, $2,500,000 and $0, respectively, of available funds to our unit holders.

11. Related Party Transactions

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and the Management Agreement. While we have no employees, certain employees of our manager provide services in connection with the Operating Agreement. In addition, Realty served as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, our manager and/or Realty were entitled to receive the payments and fees described below. Certain fees paid to Realty in the years ended December 31, 2011, 2010 and 2009, were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property Management Fees

We paid Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. For the years ended December 31, 2011, 2010 and 2009, we incurred property management fees to Realty of $47,000, $390,000 and $538,000, respectively.

Real Estate Acquisition Fees

We paid Realty or its affiliate a real estate acquisition fee of up to 3.0% of the gross purchase price of a property. For the years ended December 31, 2011, 2010 and 2009, we did not incur any real estate acquisition fees to Realty or its affiliate.

Real Estate Disposition Fees

We paid Realty or its affiliate a real estate disposition fee of up to 5.0% of the gross sales price of a property. For the years ended December 31, 2011, 2010 and 2009, we did not incur any real estate disposition fees to Realty or its affiliate.

Lease Commissions

We paid Realty a lease commission for its services in leasing any of our properties equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the years ended December 31, 2011, 2010 and 2009, we incurred lease commissions to Realty of $0, $227,000 and $157,000, respectively.

Accounting Fees

We paid our manager accounting fees for record keeping services provided to us. For the year ended December 31, 2009, we incurred accounting fees to our manager of $59,000. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees for the years ended December 31, 2011 and 2010.

Construction Management Fees

We paid Realty a construction management fee for its services in supervising construction and repair projects in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the year ended December 31, 2009, we incurred construction management fees to Realty of $4,000. We did not incur any construction management fees for the years ended December 31, 2011 and 2010.

Loan Fees

We paid Realty or its affiliate a loan fee equal to 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. For the years ended December 31, 2011, 2010 and 2009, we did not incur any loan fees to Realty or its affiliate.

Related Party Payables

Related party accounts payable consist primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of December 31, 2011 and 2010, the amount payable by us was $0 and $32,000, respectively, and is included in the accompanying consolidated balance sheets in the line item entitled “Accounts payable due to related parties.”

NNN 2003 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12. Commitments and Contingencies

Litigation

Neither we nor any of our properties are presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us or any of our properties that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

13. Discontinued Operations

In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the years ended December 31, 2011, 2010 and 2009, discontinued operations included the net income (loss) of the following properties:

September 30,
Property	Disposition Date
Tiffany Square	May 7, 2010
Executive Center I	June 2, 2010
Four Resource Square	January 20, 2011
Sevens Building	March 25, 2011

The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the period from January 1, 2011 through November 30, 2011 and the years ended December 31, 2010 and 2009:

	September 30,	September 30,	September 30,
	Period from January 1, 2011 through November 30,	Years Ended December 31,
	2011	2010	2009
Rental revenue	$964,000	$7,787,000	$10,411,000
Rental expenses (including general, administrative, depreciation and amortization)	(727,000)	(6,077,000)	(7,166,000)
Real estate related impairments	—	(5,300,000)	(4,000,000)

Income (loss) before other income (expense)	237,000	(3,590,000)	(755,000)
Interest expense	(545,000)	(3,866,000)	(5,289,000)
Other income (expense)	4,000	4,000	(3,000)
Gain on extinguishment of debt	13,623,000	6,658,000	—
Gain on sale	79,000	—	758,000

Income (loss) from discontinued operations	13,398,000	(794,000)	(5,289,000)
Income from discontinued operations attributable to noncontrolling interests	—	—	57,000

Income (loss) from discontinued operations attributable to NNN 2003 Value Fund, LLC	$13,398,000	$(794,000)	$(5,346,000)

NNN 2003 VALUE FUND, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Write-off of uncollectible account)	Balance at End of Period
Period from January 1, 2011 through November 30, 2011 —
Allowance for doubtful accounts	$218,000	$45,000	$(263,000)	$—
Straight line rent reserve	$216,000	$—	$(216,000)	$—
Year ended December 31, 2010 —
Allowance for doubtful accounts	$15,000	$241,000	$(38,000)	$218,000
Straight line rent reserve	$176,000	$40,000	$—	$216,000
Year ended December 31, 2009 —
Allowance for doubtful accounts	$—	$15,000	$—	$15,000
Straight line rent reserve	$—	$176,000	$—	$176,000

NNN 2003 VALUE FUND, LLC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

We own no real estate assets as of November 30, 2011.

A summary of activity for real estate and accumulated depreciation for the period from January 1, 2011 through November 30, 2011 and the years ended December 31, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
	Period from January 1, 2011 through November 30,	Years Ended December 31,
	2011	2010	2009
Real Estate:
Balances at beginning of period	$30,950,000	$46,196,000	$22,132,000
Acquisitions of real estate properties	—	—	—
Additions to (retirements of) building and improvements	—	(143,000)	(173,000)
Dispositions of real estate properties	(30,950,000)	(10,382,000)	—
Real estate related impairments	—	(4,721,000)	(3,461,000)
Balances associated with changes in reporting presentation(a)	—	—	27,698,000

Balances at end of period	$—	$30,950,000	$46,196,000

	Period from January 1, 2011 through November 30,	Years Ended December 31,
	2011	2010	2009
Accumulated Depreciation:
Balances at beginning of period	$3,732,000	$4,656,000	$2,894,000
Depreciation expense	96,000	1,111,000	788,000
Retirements	—	(223,000)	(329,000)
Dispositions of real estate properties	(3,828,000)	(1,812,000)	—
Balances associated with changes in reporting presentation(a)	—	—	1,303,000

Balances at end of period	$—	$3,732,000	$4,656,000

(a)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to (i) properties designated as held for sale and placed into discontinued operations or (ii) properties that no longer meet the criteria for classification as held for sale that have been reclassified as operating properties.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2003 VALUE FUND, LLC
(Registrant)

By:	/s/ TODD A. MIKLES	President and Chief Executive Officer,
	Todd A. Mikles	NNN Realty Investors, LLC, the Manager of NNN 2003 Value Fund, LLC

Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ TODD A. MIKLES	President and Chief Executive Officer,
	Todd A. Mikles	NNN Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal executive officer)

Date: March 23, 2012

By:	/s/ PAUL E. HENDERSON	Chief Accounting Officer
	Paul E. Henderson	NNN Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal financial officer)

Date: March 23, 2012

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit
3.1	Articles of Organization of NNN 2003 Value Fund, LLC, dated March 19, 2003 (included in Exhibit 3.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)

10.1	Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member (included as Exhibit 10.1 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)

10.2	Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Form 10 filed on May 2, 2005 and incorporated herein by reference)

10.3	First Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated January 20, 2005 (included as Exhibit 10.3 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference)

10.4	First Amendment to Management Agreement between NNN 2003 Value Fund, LLC and Triple Net Properties Realty, Inc., dated May 1, 2005 (included as Exhibit 10.4 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference)

10.5	Second Amendment to Operating Agreement of NNN 2003 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, dated February 2, 2007 (included as Exhibit 10.7 to our Form 10-K filed on April 2, 2007 and incorporated herein by reference)

10.6	Agreement for Purchase and Sale of Real Property and Escrow Instructions by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated April 21, 2009 (included as Exhibit 10.6 to our Form 10-Q filed on May 18, 2009 and incorporated herein by reference)

10.7	First Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 6, 2009 (included as Exhibit 10.7 to our Form 10-Q filed on May 18, 2009 and incorporated herein by reference)

10.8	Second Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009 (included as Exhibit 10.8 to our Form 10-Q filed on May 18, 2009 and incorporated herein by reference)

10.9	Third Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 12, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2009 and incorporated herein by reference)

10.10	Modification of Deed of Trust and Other Loan Documents dated May 15, 2009, effective as of May 12, 2009, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and Bank of America, N.A. (Senior Loan Modification) (included as Exhibit 10.2 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference)

10.11	Modification of Deed of Trust and Other Loan Documents dated May 15, 2009, effective as of May 12, 2009, by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC, NNN 2003 Value Fund, LLC and Bank of America, N.A. (Mezzanine Loan Modification) (included as Exhibit 10.3 to our Current Report on form 8-K filed on May 20, 2009 and incorporated herein by reference)

Exhibit Number	Exhibit

10.12	Fourth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 22, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference)

10.13	Fifth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated May 29, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2009 and incorporated herein by reference)

10.14	Sixth Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, dated June 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2009 and incorporated herein by reference)

10.15	Temporary Extension Agreement by and among NNN VF Chase Tower, LLC et al. (Senior Borrowers) and PSP/MRC DEBT PORTFOLIO S-1, L.P., successor-in-interest to MMA Realty Capital, LLC the (Senior Lender) and also NNN VF Chase Tower, LLC et al. (Mezzanine Borrowers) and Transwestern Mezzanine Realty Partners II, LLC, (Mezzanine Lender) dated June 30, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 6, 2009 and incorporated herein by reference)

10.16	Letter Amendment to the Temporary Extension Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, by and among NNN Chase Tower, LLC, NNN Chase Tower Member, LLC, NNN OF 8 Chase Tower, LLC, NNN Of 8 Chase Tower Member, LLC, NNN-ERG Chase Tower GP I, LLC, ERG Chase Tower Limited I, LP, NNN VF Chase Tower, LLC NNN VF Chase Tower Member, LLC, Grubb & Ellis Realty Investors, LLC, NNN Opportunity Fund VIII, LLC, NNN 2003 Value Fund, LLC and Transwestern Mezzanine Realty Partners II, LLC, dated July 10, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2009 and incorporated herein by reference)

10.17	Seventh Amendment to Agreement for Purchase and Sale by and among NNN VF 901 Civic, LLC, NNN 901 Civic, LLC and Robert Ko, effective July 15, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2009 and incorporated herein by reference)

10.18	Loan Modification Agreement by and among NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP, ERG Chase Tower, LP and NNN VF Chase Tower RE, LP and PSP/MRC Debt Portfolio S-1, LP, dated July 17, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)

10.19	Forbearance and Modification Agreement by and among NNN Chase Tower, LLC, NNN Chase Tower Member, LLC, NNN OF 8 Chase Tower, LLC, NNN Of 8 Chase Tower Member, LLC, NNN-ERG Chase Tower GP I, LLC, ERG Chase Tower Limited I, LP, NNN VF Chase Tower, LLC NNN VF Chase Tower Member, LLC, Grubb & Ellis Realty Investors, LLC, NNN Opportunity Fund VIII, LLC, Andrew Pastor, Jeffrey S. Newberg, Kirk A. Rudy, Christopher T. Ellis, David L. Roche, and Arnold B. Miller, NNN 2003 Value Fund, LLC and Transwestern Mezzanine Realty Partners II, LLC, dated July 17, 2009 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 23, 2009 and incorporated herein by reference)

10.20	Agreement for Purchase and Sale of Real Property and Escrow Instructions between NNN VF Chase Tower REO, LP, NNN Chase Tower REO, LP, NNN OF 8 Chase Tower REO, LP and CBD Chase Tower, LP (f/k/a ERG Chase Tower, LP), and 221 West Sixth Street, LLC, effective November 19, 2009 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2009 and incorporated herein by reference)

Exhibit Number	Exhibit

10.21	Second Amendment to Loan Documents between sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, NNN Executive Center, LLC, NNN Executive Center II and III 2003, LP, Grubb & Ellis Realty Investors, LLC, NNN Realty Advisors, Inc., NNN Executive Center, LLC, and Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference)

10.22	Amended and Restated Promissory Note by and between NNN Executive Center, LLC, and sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, and NNN Executive Center II and III 2003, LP, payable to Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference)

10.23	Third Modification to Deed of Trust, Security Agreement and Fixture Filing by and between NNN Executive Center, LLC, and sixteen entities sequentially named NNN Executive Center 1, LLC through NNN Executive Center 16, LLC, and NNN Executive Center II and III 2003, LP, for the benefit of Bank of America, N.A., dated as of January 31, 2010 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference)

10.24	Purchase and Sale Agreement between NNN VF Tiffany Square, LLC and Tiffany Square, LLC, dated April 8, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 14, 2010 and incorporated herein by reference)

10.25	First Amendment to Loan and Security Agreement between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated April 20, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on April 26, 2010 and incorporated herein by reference)

10.26	Settlement Agreement between NNN Executive Center 2003, LP and Ivan Halaj and Vilma Halaj Inter Vivos Trust, dated May 28, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

10.27	Amendment to Settlement Agreement between NNN Executive Center 2003, LP and Ivan Halaj and Vilma Halaj Inter Vivos Trust, dated June 2, 2010 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 4, 2010 and incorporated herein by reference)

10.28	Second Amendment to Loan and Security Agreement between NNN VF Four Resource Square, LLC, NNN 2003 Value Fund, LLC and RAIT Partnership, L.P., dated November 16, 2010 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2010 and incorporated herein by reference)

10.29	Purchase and Sale Agreement entered into by NNN VF Four Resource Square, LLC and Four Resource Square, LLC, dated January 10, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 14, 2011 and incorporated herein by reference)

10.30	Loan Assumption and Substitution Agreement and Amendment to Deed of Trust, Security Agreement and Fixture Filing by and among Four Resource Square, LLC, NNN VF Four Resource Square, LLC, and NNN 2003 Value Fund, LLC in favor of RAIT Partnership, L.P., dated January 20, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference)

10.31	General Warranty Deed by and between NNN VF Four Resource Square, LLC and Four Resource Square, LLC, dated January 20, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference)

10.32	Bill of Sale by NNN VF Four Resource Square, LLC in favor of Four Resource Square, LLC, dated January 18, 2011 and effective as of January 20, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference)

10.33	Assignment of Leases, Service Contracts and Intangibles, Transfer of Deposits and Assumption Agreement by and between NNN VF Four Resource Square, LLC and Four Resource Square, LLC, dated January 20, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed January 26, 2011 and incorporated herein by reference)

Exhibit Number	Exhibit

21.1*	Subsidiaries of NNN 2003 Value Fund, LLC

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.