Form 10-Q
period 2012-03-31
NNN 2003 VALUE FUND LLC
filed 2012-05-15
CIK 1260429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(714) 975-2999

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 15, 2012, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$232,000	$603,000

Total assets	232,000	603,000
LIABILITIES
Accounts payable and accrued liabilities	29,000	22,000
Reserve for estimated costs in excess of receipts during liquidation	178,000	197,000

Total liabilities	207,000	219,000

Net assets in liquidation	$25,000	$384,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

Three Months Ended March 31, 2012
Net assets in liquidation as of December 31, 2011	384,000
Distribution to unit holders	(350,000)
Net increase in estimated liquidation costs	(9,000)

Net assets in liquidation as of March 31, 2012	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

(Going Concern Basis)

(Unaudited)

Three Months Ended March 31, 2011
General and administrative expense	$(56,000)
Equity in losses of unconsolidated real estate	(6,000)

Loss from continuing operations	(62,000)
Income from discontinued operations	13,326,000

Consolidated net income	13,264,000
Income attributable to non-controlling interests	—

Net income attributable to NNN 2003 Value Fund, LLC	$13,264,000

Comprehensive income:
Consolidated net income	$13,264,000
Other comprehensive income	—

Comprehensive income	13,264,000
Comprehensive income attributable to non-controlling interests	—

Comprehensive income attributable to NNN 2003 Value Fund, LLC	$13,264,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(Unaudited)

Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$13,264,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(13,634,000)
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	157,000
Equity in losses of unconsolidated real estate	6,000
Allowance for doubtful accounts	44,000
Change in operating assets and liabilities:
Accounts receivable, including accounts and loans receivable due from related parties	(168,000)
Other assets	38,000
Restricted cash	(21,000)
Accounts payable and accrued liabilities, including accounts payable to related parties	590,000
Security deposits, prepaid rent and other liabilities	(181,000)

Net cash provided by operating activities	95,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unit holders	(500,000)
Cash transferred to lender in connection with transfer of property	(49,000)

Net cash used in financing activities	(549,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(454,000)
CASH AND CASH EQUIVALENTS — beginning of period	2,031,000

CASH AND CASH EQUIVALENTS — end of period	$1,577,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of real estate and other assets and liabilities in connection with debt extinguishment	$29,788,000
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$43,471,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell ownership interests in a number of unspecified commercial office properties believed to have higher than average potential for capital appreciation, or value-added properties. During 2011, we completed the disposition of our remaining interests in commercial office properties. As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), or our manager, manages us pursuant to the terms of an operating agreement, as amended, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Prior to the disposition of our remaining property interests in 2011, our manager engaged affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide certain services to us. Realty served as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, as amended, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminated with respect to each of our properties upon the disposition of such properties.

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

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 23, 2012.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIEs, that we have concluded should be consolidated in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We accounted for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income.

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

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our liquidation, were adjusted to their estimated settlement amounts. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in the timing of the anticipated liquidation costs and the cash flows there from, results may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Use of Estimates

The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the interim periods. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2012 and December 31, 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.

Segments

FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we had one reportable segment, with activities related to investing in office buildings and value-add commercial office properties. As each of our properties had similar economic characteristics, tenants, and products and services, our properties were aggregated into one reportable segment.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

3. Liquidation Costs

Under the liquidation basis of accounting, estimated costs expected to be incurred during liquidation are reflected on the statements of net assets in liquidation. The following table presents changes in our estimated liquidation costs during the three months ended March 31, 2012:

	December 31, 2011	Payments	Adjustments	March 31, 2012
Tax fees	$80,000	$—	$—	$80,000
Audit fees	69,000	(13,000)	7,000	63,000
Public filing costs	28,000	—	(4,000)	24,000
Legal fees	12,000	(4,000)	3,000	11,000
Other	30,000	(4,000)	3,000	29,000

	$219,000	$(21,000)	$9,000	$207,000

4. Non-controlling Interests

Non-controlling interests relate to interests in the following consolidated limited liability company that is not wholly-owned by us:

Entity	Date Acquired	Non-controlling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%

NNN Enterprise Way, LLC owned a commercial office property located in Scotts Valley, California, known as the Enterprise Technology Center property. This property was sold at a trustee’s sale on November 29, 2011, and this legal entity is in the process of being dissolved.

5. NNN 2003 Value Fund, LLC Unit Holders’ Equity

Pursuant to our Private Placement Memorandum, we offered for sale a minimum of 1,000 and a maximum of 10,000 units at a price of $5,000 per unit. We relied on the exemptions from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act.

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of March 31, 2012 and December 31, 2011, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

Since the suspension of regular, monthly cash distributions to unit holders in the fourth quarter of 2008, we make periodic distributions to unit holders from available funds, if any. During the three months ended March 31, 2012, distributions of $35 per unit were declared, resulting in aggregate distributions paid of approximately $350,000 during the period. To date, Class A units, Class B units and Class C units have received identical per-unit distributions.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

6. Related Party Transactions

The Management Agreement

Our manager manages us pursuant to the terms of the Operating Agreement and the Management Agreement. While we have no employees, certain employees of our manager provide services in connection with the Operating Agreement. In addition, prior to the disposition of our remaining assets, Realty served as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement.

Pursuant to the Operating Agreement and the Management Agreement, Realty was entitled to receive the payments and fees described below. Certain fees paid to Realty were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We paid Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. During the three months ended March 31, 2011, we incurred property management fees to Realty of $47,000. No property management fees were incurred during the three months ended March 31, 2012, as all of our remaining property interests were disposed of during 2011.

Real Estate Acquisition Fees

We paid Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. During the three months ended March 31, 2012 and 2011, we did not incur any real estate acquisition fees.

Real Estate Disposition Fees

We paid Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. During the three months ended March 31, 2012 and 2011, we did not incur any real estate disposition fees.

Leasing Commissions

We paid Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. During the three months ended March 31, 2012 and 2011, we did not incur any leasing commissions.

Accounting Fees

We paid our manager accounting fees for record keeping services provided to us. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees during the three months ended March 31, 2012 and 2011.

Construction Management Fees

We paid Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. During the three months ended March 31, 2012 and 2011, we did not incur any construction management fees.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Loan Fees

We paid Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. During the three months ended March 31, 2012 and 2011, we did not incur any loan fees.

Related Party Accounts Payable

Related party accounts payable have historically consisted primarily of amounts due related to the Management Agreement, as discussed above, and for operating expenses incurred by us and paid by our manager or its affiliates. As of March 31, 2012 and December 31, 2011, no amounts were due to related parties.

7. Commitments and Contingencies

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition.

8. Discontinued Operations

In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income from consolidated properties sold, as well as those classified as held for sale, are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three months ended March 31, 2011, discontinued operations includes the net income of the following properties:

Property	Date Sold
Four Resource Square	January 20, 2011
Sevens Building	March 25, 2011

The following table summarizes the revenue and expense components that comprised income from discontinued operations for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Rental revenue	$964,000
Rental expense (including general, administrative, depreciation and amortization)	(727,000)
Interest expense	(545,000)
Gain on extinguishment of debt	13,634,000

Income from discontinued operations	13,326,000
Income from discontinued operations attributable to non-controlling interests	—

Income from discontinued operations attributable to NNN 2003 Value Fund, LLC	$13,326,000

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview and Background

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell ownership interests in a number of unspecified commercial office properties believed to have higher than average potential for capital appreciation, or value-added properties. During 2011, we completed the disposition of our remaining interests in commercial office properties. As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

Our Manager

NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), or our manager, manages us pursuant to the terms of an operating agreement, as amended, or the Operating Agreement. While we have no employees, certain executive officers and employees of our manager provide services to us pursuant to the Operating Agreement. Prior to the disposition of our remaining property interests in 2011, our manager engaged affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide certain services to us. Realty served as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, as amended, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our manager prior to the termination of the Operating Agreement or our dissolution, except for cause. The Management Agreement terminated with respect to each of our properties upon the disposition of such properties.

Business Strategy

Our primary business strategy was to acquire, own, operate and subsequently sell ownership interests in a number of unspecified properties believed to have higher than average potential for capital appreciation, or value-added properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of properties or interests in properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We are currently in the process of winding up our operations, which we expect will be completed within the next three to nine months, at which time we will distribute any remaining available funds to our unit holders and will cease to be a going concern.

Acquisitions and Dispositions

We did not acquire any consolidated properties during the three months ended March 31, 2012 and 2011.

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

Critical Accounting Policies

The complete listing of our critical accounting policies was previously disclosed in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 23, 2012, and there have been no material changes to our Critical Accounting Policies disclosed therein.

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

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 23, 2012.

Factors Which May Influence Net Assets in Liquidation

We disposed of our remaining property interests in 2011 and are currently in the process of winding up our operations. We are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on our net assets in liquidation.

Changes in Net Assets in Liquidation – Liquidation Basis

Three Months Ended March 31, 2012

During the three months ended March 31, 2012, our net assets in liquidation decreased $359,000, from $384,000 as of December 31, 2011 to $25,000 as of March 31, 2012. This decrease in net assets in liquidation was primarily due to a $350,000 distribution paid to our unit holders during the period.

Results of Operations – Going Concern Basis

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

We have made reclassifications for all properties sold or designated as held for sale as of March 31, 2011 from “Loss from continuing operations” to “Income from discontinued operations” for all periods presented.

Three Months Ended March 31, 2011

Three Months Ended March 31, 2011
General and administrative expense	$(56,000)
Equity in losses of unconsolidated real estate	(6,000)

Loss from continuing operations	(62,000)
Income from discontinued operations	13,326,000

Consolidated net income	$13,264,000

General and Administrative Expense

General and administrative expense was $56,000 during the three months ended March 31, 2011 and was comprised primarily of audit fees and other professional services.

Equity in Losses of Unconsolidated Real Estate

Equity in losses of unconsolidated real estate was $6,000 during the three months ended March 31, 2011 and was comprised of residual activity at two of our unconsolidated property interests that were sold in 2010.

Income from Discontinued Operations

Income from discontinued operations was $13,326,000 during the three months ended March 31, 2011. The income from discontinued operations during the three months ended March 31, 2011 resulted primarily from the gains recognized on the extinguishment of debt in connection with the dispositions of the Four Resource Square and Sevens Building properties, which totaled $13,634,000.

Consolidated Net Income

As a result of the above, consolidated net income was $13,264,000 for the three months ended March 31, 2011.

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

Sources of Capital and Liquidity

Our primary sources of capital historically have been derived from: (i) proceeds from the sale of properties; (ii) our ability to obtain debt financing from third parties and related parties including our manager and its affiliates; and (iii) our real estate operations. Currently, our only source of capital and liquidity is our existing cash balance, net of current and future obligations.

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

Cash Flows

Cash flows provided by operating activities were $95,000 for the three months ended March 31, 2011 and were due primarily to changes in operating assets and liabilities and cash operating results. There were no cash flows from investing activities for the three months ended March 31, 2011. Cash flows used in financing activities were $549,000 for the three months ended March 31, 2011, primarily due to a $500,000 distribution paid to our unit holders during the period.

Contractual Obligations

As of March 31, 2012, we had no material contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Inflation

As of March  31, 2012, we have no significant exposure to inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we were exposed was interest rate risk. However, we currently have no significant interest rate risk, as we have no debt obligations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our manager, including our manager’s president and chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our manager’s president and chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item  3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

NNN 2003 VALUE FUND, LLC
(Registrant)

May 15, 2012	/S/ TODD A. MIKLES
Date	Todd A. Mikles
President and Chief Executive Officer
NNN Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal executive officer)

May 15, 2012	/S/ PAUL E. HENDERSON
Date	Paul E. Henderson
Chief Accounting Officer
NNN Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.