Form 10-Q
period 2012-09-30
NNN 2003 VALUE FUND LLC
filed 2012-10-18
CIK 1260429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 18, 2012, there were 9,970 units of NNN 2003 Value Fund, LLC outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$82,000	$603,000

Total assets	82,000	603,000

LIABILITIES

Accounts payable and accrued liabilities	17,000	22,000
Reserve for estimated costs in excess of receipts during liquidation	65,000	197,000

Total liabilities	82,000	219,000

Net assets in liquidation	$—	$384,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net assets in liquidation, beginning of period	$20,000	$384,000
Utility and other refunds received	10,000	10,000
Distribution to unit holders	(25,000)	(375,000)
Net increase in estimated liquidation costs	(5,000)	(19,000)

Net assets in liquidation, end of period	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Going Concern Basis)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Interest and dividend income	$1,000	$1,000
General and administrative expense	(56,000)	(231,000)
Equity in earnings of unconsolidated real estate	13,000	1,000

Loss from continuing operations	(42,000)	(229,000)
(Loss) income from discontinued operations	(11,000)	13,315,000

Consolidated net (loss) income	(53,000)	13,086,000
(Loss) income attributable to non-controlling interests	—	—

Net (loss) income attributable to NNN 2003 Value Fund, LLC	$(53,000)	$13,086,000

Comprehensive (loss) income:
Consolidated net (loss) income	$(53,000)	$13,086,000
Other comprehensive (loss) income	—	—

Comprehensive (loss) income	(53,000)	13,086,000
Comprehensive (loss) income attributable to non-controlling interests	—	—

Comprehensive (loss) income attributable to NNN 2003 Value Fund, LLC	$(53,000)	$13,086,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Going Concern Basis)

(Unaudited)

Nine Months Ended
September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$13,086,000
Adjustments to reconcile net income to net cash used in operating activities:
Gain on extinguishment of debt	(13,623,000)
Depreciation and amortization (including deferred financing costs, deferred rent, lease inducements and above/below market leases)	157,000
Equity in earnings of unconsolidated real estate	(1,000)
Allowance for doubtful accounts	44,000
Change in operating assets and liabilities:
Accounts receivable, including accounts and loans receivable due from related parties	(138,000)
Other assets	38,000
Restricted cash	(21,000)
Accounts payable and accrued liabilities, including accounts payable to related parties	(275,000)
Security deposits, prepaid rent and other liabilities	(181,000)

Net cash used in operating activities	(914,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from unconsolidated real estate	25,000

Net cash provided by investing activities	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unit holders	(500,000)
Cash transferred to lender in connection with transfer of property	(49,000)

Net cash used in financing activities	(549,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,438,000)
CASH AND CASH EQUIVALENTS — beginning of period	2,031,000

CASH AND CASH EQUIVALENTS — end of period	$593,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of real estate and other assets and liabilities in connection with debt extinguishment	$29,799,000
Cancellation of debt and accrued interest in connection with transfer of real estate and other assets and liabilities	$43,471,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

1. Organization and Description of Business

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell ownership interests in a number of unspecified commercial office properties which our manager believed to have higher than average potential for capital appreciation, or value-added properties. During 2011, we completed the disposition of our remaining interests in commercial office properties. As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are in the final purely administrative steps of winding up our affairs and dissolving, which we expect will be completed on or before December 31, 2012.

In furtherance thereof, on September 28, 2012, we made the final distribution to our unit holders in the aggregate amount of $25,000, or $2.51 per unit. We do not expect to make any further distributions to our unit holders. As of September 30, 2012, we had approximately $82,000 of cash on hand to pay remaining third party expenses and other liabilities related to our final administrative actions, including primarily (i) 2012 tax return preparation; (ii) professional fees; (iii) costs associated with our dissolution; and (iv) payment of any franchise or other taxes that may become due. There are no payables to our manager or any of their affiliates, and we do not expect to incur any additional fees or other payables to any such persons. We expect to complete our final administrative actions during the fourth quarter of 2012 and file a certificate of dissolution with the State of Delaware on or before December 31, 2012. Upon the effectiveness of that certificate of dissolution, our corporate existence will terminate.

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

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, any majority-owned subsidiaries and any variable interest entities, or VIEs, that we have concluded should be consolidated in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, Topic 810, Consolidation. All material intercompany transactions and account balances have been eliminated in consolidation. We accounted for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings (losses) of these real estate investments is included in consolidated net income.

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

We follow FASB Codification Topic 740, Income Taxes, to recognize, measure, present and disclose in our condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2012 and December 31, 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our condensed consolidated financial statements.

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

3. Liquidation Costs

Under the liquidation basis of accounting, estimated costs expected to be incurred during liquidation are reflected on the statements of net assets in liquidation. The following table presents changes in our estimated liquidation costs during the three months ended September 30, 2012:

	June 30, 2012	Payments	Adjustments	September 30, 2012
Tax fees	$30,000	$—	$—	$30,000
Audit fees	43,000	(23,000)	—	20,000
Public filing costs	19,000	(10,000)	(1,000)	8,000
Legal fees	9,000	(5,000)	1,000	5,000
Other	24,000	(10,000)	5,000	19,000

	$125,000	$(48,000)	$5,000	$82,000

The following table presents changes in our estimated liquidation costs during the nine months ended September 30, 2012:

	December 31, 2011	Payments	Adjustments	September 30, 2012
Tax fees	$80,000	$(50,000)	$—	$30,000
Audit fees	69,000	(56,000)	7,000	20,000
Public filing costs	28,000	(20,000)	—	8,000
Legal fees	12,000	(11,000)	4,000	5,000
Other	30,000	(19,000)	8,000	19,000

	$219,000	$(156,000)	$19,000	$82,000

4. Non-controlling Interests

Non-controlling interests relate to interests in the following consolidated limited liability company that is not wholly-owned by us:

Entity	Date Acquired	Non-controlling Interests
NNN Enterprise Way, LLC	05/07/2004	26.7%

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

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

There are three classes of membership interests, or units, each having different rights with respect to distributions. As of September 30, 2012 and December 31, 2011, there were 4,000 Class A units, 3,170 Class B units and 2,800 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

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

Since the suspension of regular, monthly cash distributions to unit holders in the fourth quarter of 2008, we made periodic distributions to unit holders from available funds. During the nine months ended September 30, 2012, distributions of approximately $38 per unit were declared, resulting in aggregate distributions paid of approximately $375,000 during the period. From our formation on June 19, 2003 through our final distribution on September 28, 2012, Class A units, Class B units and Class C units have received identical per-unit distributions.

6. Related Party Transactions

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty was entitled to receive the payments and fees described below. Certain fees paid to Realty were passed through to our manager or its affiliate pursuant to an agreement between our manager and Realty, or the Realty Agreement.

Property Management Fees

We paid Realty a monthly property management fee of up to 5.0% of the gross receipts revenue of the properties. During the three and nine months ended September 30, 2011, we incurred property management fees to Realty of $0 and $47,000, respectively. No property management fees were incurred during the three and nine months ended September 30, 2012, as all of our remaining property interests were disposed of during 2011.

Real Estate Acquisition Fees

We paid Realty or its affiliate a real estate acquisition fee up to 3.0% of the gross purchase price of a property. During the three and nine months ended September 30, 2012 and 2011, we did not incur any real estate acquisition fees.

Real Estate Disposition Fees

We paid Realty or its affiliate a real estate disposition fee up to 5.0% of the gross sales price of a property. During the three and nine months ended September 30, 2012 and 2011, we did not incur any real estate disposition fees.

NNN 2003 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Leasing Commissions

We paid Realty a leasing commission for its services in leasing any of our properties equal to 6.0% of the value any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. During the three and nine months ended September 30, 2012 and 2011, we did not incur any leasing commissions.

Accounting Fees

We paid our manager accounting fees for record keeping services provided to us. Beginning January 1, 2010, all accounting fees have been waived by our manager and, as such, we did not incur any accounting fees during the three and nine months ended September 30, 2012 and 2011.

Construction Management Fees

We paid Realty a construction management fee for its services in supervising any construction or repair project in or about our properties equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000 and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. During the three and nine months ended September 30, 2012 and 2011, we did not incur any construction management fees.

Loan Fees

We paid Realty or its affiliate a loan fee of 1.0% of the principal amount of the loan for its services in obtaining loans for our properties during the term of the Management Agreement. During the three and nine months ended September 30, 2012 and 2011, we did not incur any loan fees.

7. Commitments and Contingencies

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition.

8. Discontinued Operations

In accordance with FASB Codification Topic 360, Property, Plant and Equipment, the net income (loss) from consolidated properties sold are reflected in our consolidated statements of operations as discontinued operations for all periods presented. For the three and nine months ended September 30, 2011, discontinued operations includes the net income (loss) of the following properties:

Property	Date Sold
Four Resource Square	January 20, 2011
Sevens Building	March 25, 2011

The following table summarizes the revenue and expense components that comprised income (loss) from discontinued operations for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Rental revenue	$—	$964,000
Rental expense (including general, administrative, depreciation and amortization)	—	(727,000)
Interest expense	—	(545,000)
(Loss) gain on extinguishment of debt	(11,000)	13,623,000

(Loss) income from discontinued operations	(11,000)	13,315,000
(Loss) income from discontinued operations attributable to non-controlling interests	—	—

(Loss) income from discontinued operations attributable to NNN 2003 Value Fund, LLC	$(11,000)	$13,315,000

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operations.

The use of the words “we,” “us,” or “our” refers to NNN 2003 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview and Background

NNN 2003 Value Fund, LLC was formed as a Delaware limited liability company on June 19, 2003. We were organized to acquire, own, operate and subsequently sell ownership interests in a number of unspecified commercial office properties which our manager believed to have higher than average potential for capital appreciation, or value-added properties. During 2011, we completed the disposition of our remaining interests in commercial office properties. As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are in the final purely administrative steps of winding up our affairs and dissolving, which we expect will be completed on or before December 31, 2012.

In furtherance thereof, on September 28, 2012, we made the final distribution to our unit holders in the aggregate amount of $25,000, or $2.51 per unit. We do not expect to make any further distributions to our unit holders. As of September 30, 2012, we had approximately $82,000 of cash on hand to pay remaining third party expenses and other liabilities related to our final administrative actions, including primarily (i) 2012 tax return preparation; (ii) professional fees; (iii) costs associated with our dissolution; and (iv) payment of any franchise or other taxes that may become due. There are no payables to our manager or any of their affiliates, and we do not expect to incur any additional fees or other payables to any such persons. We expect to complete our final administrative actions during the fourth quarter of 2012 and file a certificate of dissolution with the State of Delaware on or before December 31, 2012. Upon the effectiveness of that certificate of dissolution, our corporate existence will terminate. The financial statements and this management’s discussion and analysis of results of operations contained in this report should be read in this context.

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

Business Strategy

Our primary business strategy was to acquire, own, operate and subsequently sell ownership interests in a number of unspecified properties which we believed to have higher than average potential for capital appreciation, or value-added properties. Our principal objectives initially were to: (i) have the potential within approximately one to five years, subject to market conditions, to realize income on the sale of our properties; (ii) realize income through the acquisition, operation, development and sale of properties or interests in properties; and (iii) make periodic distributions to our unit holders from cash generated from operations and capital transactions. We are in the final purely administrative steps of winding up our affairs and dissolving, which we expect will be completed on or before December 31, 2012.

Acquisitions and Dispositions

We did not acquire any consolidated properties during the nine months ended September 30, 2012 and 2011.

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

Factors Which May Influence Net Assets in Liquidation

We disposed of our remaining property interests in 2011 and are currently in the process of winding up our affairs and dissolving, which we expect will be completed on or before December 31, 2012. We are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on our net assets in liquidation.

Changes in Net Assets in Liquidation – Liquidation Basis

Three Months Ended September 30, 2012

During the three months ended September 30, 2012, our net assets in liquidation decreased $20,000, from $20,000 as of June 30, 2012 to $0 as of September 30, 2012. This decrease in net assets in liquidation was due to a $25,000 distribution to our unit holders during the period, partly offset by a $5,000 net decrease in our estimated liquidation costs.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, our net assets in liquidation decreased $384,000, from $384,000 as of December 31, 2011 to $0 as of September 30, 2012. This decrease in net assets in liquidation was due to $375,000 of distributions paid to our unit holders during the period, as well as a $9,000 net increase in our estimated liquidation costs.

Results of Operations – Going Concern Basis

Our operating results were primarily comprised of income derived from our portfolio of properties. Because our primary business strategy historically was acquiring properties which we believed had a greater than average appreciation potential, enhancing value and realizing gains upon disposition of these properties, our operations historically have reflected significant property acquisitions and dispositions from period to period. As a result, the comparability of our financial data is generally very limited and varies significantly from period to period.

We have made reclassifications for all properties sold as of September 30, 2011 from “Loss from continuing operations” to “(Loss) income from discontinued operations” for all periods presented.

Three Months Ended September 30, 2011

Three Months Ended
September 30, 2011
Interest and dividend income	$1,000
General and administrative expense	(56,000)
Equity in earnings of unconsolidated real estate	13,000

Loss from continuing operations	(42,000)
Loss from discontinued operations	(11,000)

Consolidated net loss	$(53,000)

Interest and Dividend Income

Interest and dividend income was $1,000 during the three months ended September 30, 2011.

General and Administrative Expense

General and administrative expense was $56,000 during the three months ended September 30, 2011 and was comprised primarily of audit fees and other professional services.

Equity in Earnings of Unconsolidated Real Estate

Equity in earnings of unconsolidated real estate was $13,000 during the three months ended September 30, 2011 and was comprised of residual activity at two of our unconsolidated property interests that were sold in 2010.

Loss from Discontinued Operations

Loss from discontinued operations was $11,000 during the three months ended September 30, 2011, which was due to residual activity related to the Sevens Building property, which was disposed in March 2011.

Consolidated Net Loss

As a result of the above, consolidated net loss was $53,000 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011

Nine Months Ended
September 30, 2011
Interest and dividend income	$1,000
General and administrative expense	(231,000)
Equity in earnings of unconsolidated real estate	1,000

Loss from continuing operations	(229,000)
Income from discontinued operations	13,315,000

Consolidated net income	$13,086,000

Interest and Dividend Income

Interest and dividend income was $1,000 during the nine months ended September 30, 2011.

General and Administrative Expense

General and administrative expense was $231,000 during the nine months ended September 30, 2011 and was comprised primarily of audit fees and other professional services.

Equity in Earnings of Unconsolidated Real Estate

Equity in earnings of unconsolidated real estate was $1,000 during the nine months ended September 30, 2011 and was comprised of residual activity at two of our unconsolidated property interests that were sold in 2010.

Income from Discontinued Operations

Income from discontinued operations was $13,315,000 during the nine months ended September 30, 2011. The income from discontinued operations during the nine months ended September 30, 2011 resulted primarily from the gains recognized on the extinguishment of debt in connection with the dispositions of the Four Resource Square and Sevens Building properties, which totaled $13,623,000.

Consolidated Net Income

As a result of the above, consolidated net income was $13,086,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Ability to Continue as a Going Concern

As a result of the dispositions of all of our remaining property interests, we adopted the liquidation basis of accounting on December 1, 2011. We are in the final purely administrative steps of winding up our affairs and dissolving, which we expect will be completed on or before December 31, 2012.

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

Our primary uses of cash historically have been: (i) the payment of principal and interest on indebtedness; (ii) capital investments in our portfolio of properties; (iii) administrative costs; and (iv) distributions to our unit holders. Currently, we expect our future uses of cash to primarily be for costs related to the final administrative steps of winding up our affairs and dissolving.

Cash Flows

Cash flows used in operating activities were $914,000 for the nine months ended September 30, 2011, which was primarily due to an $898,000 transfer of cash to the Sevens Building lender subsequent to the foreclosure of this property, which represented the approximate amount of net cash generated by the property subsequent to the default on the mortgage loan on October 31, 2010.

Cash flows provided by investing activities were $25,000 for the nine months ended September 30, 2011, which resulted from final distributions from the Chase Tower and Executive Center II & III properties.

Cash flows used in financing activities were $549,000 for the nine months ended September 30, 2011, primarily due to a $500,000 distribution paid to our unit holders during the period.

Contractual Obligations

As of September 30, 2012, we had no material contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.

Inflation

As of September 30, 2012, we have no significant exposure to inflation.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our manager, including our manager’s president and chief executive officer and our manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our manager’s president and chief executive officer and our manager’s chief accounting officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NNN 2003 Value Fund, LLC
(Registrant)

October 18, 2012	/s/ TODD A. MIKLES
Date	Todd A. Mikles
President and Chief Executive Officer
NNN Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal executive officer)

October 18, 2012	/s/ PAUL E. HENDERSON
Date	Paul E. Henderson
Chief Accounting Officer
NNN Realty Investors, LLC,
the Manager of NNN 2003 Value Fund, LLC
(principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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